Form 10-K
period 2012-12-31
SUSQUEHANNA BANCSHARES INC
filed 2013-02-27
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large Accelerated Filer  ☑        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,881,544,416 as of June 29, 2012, based upon the closing price quoted on the Nasdaq Global Select Market for such date. Shares of common stock held by each executive officer and director have been excluded because such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of shares issued and outstanding of the registrant’s common stock as of February 15, 2013, was 186,665,869.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 3, 2013 are incorporated by reference into Part III of this Annual Report.

SUSQUEHANNA BANCSHARES, INC.

Unless the context otherwise requires, the terms “Susquehanna,” “we,” “us,” and “our” refer to Susquehanna Bancshares, Inc. and its subsidiaries.

PART I

Forward-Looking Statements.

Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, general economic conditions; the impact of new regulations on our business; our potential exposures to various types of market risks, such as interest rate risk and credit risk; expectations regarding future acquisitions; whether our allowance for loan and lease losses is adequate to meet probable loan and lease losses; our ability to evaluate loan guarantors; our ability to offset loan prepayment penalties through decreased interest expense on FHLB borrowings; our ability to achieve loan growth; our ability to maintain sufficient liquidity; our ability to manage credit quality; and our ability to achieve our 2013 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market-risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

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

Item 1. Business

General

Susquehanna Bancshares, Inc. (“Susquehanna”) is a one-bank financial holding company organized in 1982 under the laws of the Commonwealth of Pennsylvania. Our executive offices are located at 26 North Cedar Street, Lititz, Pennsylvania 17543. Our telephone number is (717) 626-4721 and our web site address is www.susquehanna.net. Our common stock is traded on the Nasdaq Global Select Market under the symbol SUSQ. We make available free of charge, through the Investor Relations section of our web site, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web site address in this Annual Report on Form 10-K as a textual reference only and do not intend it to be an active link to our web site.

Susquehanna conducts its business operations primarily through our commercial bank subsidiary, Susquehanna Bank, and other subsidiaries in the mid-Atlantic region to provide a wide range of retail and commercial banking and financial products and services. In addition to Susquehanna Bank, we operate a trust and investment company, an asset management company (which provides investment advisory, asset management, brokerage and retirement planning services), a property and casualty insurance brokerage company and a vehicle leasing company. As of December 31, 2012, we had total assets of approximately $18.0 billion, consolidated net loans and leases of $12.9 billion, deposits of $12.6 billion, and shareholders’ equity of $2.6 billion.

The following table sets forth information, for the year ended December 31, 2012, regarding our bank subsidiary and each of our non-bank subsidiaries that had annual revenues in excess of $5.0 million:

Table 1

Susquehanna Bancshares, Inc. Subsidiaries

(Dollars in thousands)

Subsidiary	Assets	Percent of Total
Bank Subsidiary:
Susquehanna Bank	$17,967,742	99.6%
Non-Bank Subsidiaries:
Valley Forge Asset Management Corp.	39,807	0.2
Stratton Management Company	76,359	0.4
Boston Service Company, Inc. (t/a Hann Financial Service Corp.)	93,552	0.5
The Addis Group, LLC	48,463	0.3
Consolidation adjustments and other non-bank subsidiaries	(188,256)	-1.0

TOTAL	$18,037,667	100.0%

We manage our businesses using a long-term perspective, with financial objectives that emphasize loan quality, balance sheet liquidity, and earnings stability. Consistent with this approach, we emphasize a loan portfolio derived from our local markets. In addition, we focus on avoiding a concentration of any portion of our business on a single customer or limited group of customers or a substantial portion of our loans or investments concentrated within a single industry or a group of related industries.

As of December 31, 2012, our total loans and leases (net of unearned income) in dollars and by percentage were as follows:

Table 2

Loans and Leases

(Dollars in thousands)

Commercial, financial, and agricultural	$2,273,611	17.6%
Real estate - construction	847,781	6.6
Real estate secured - residential	4,065,818	31.5
Real estate secured - commercial	3,964,608	30.8
Consumer	842,552	6.5
Leases	900,371	7.0

Total loans and leases	$12,894,741	100.0%

As of December 31, 2012, core deposits funded 68.5% of our lending activities.

Products and Services

Our Bank Subsidiary. Our commercial bank subsidiary, Susquehanna Bank, is a Pennsylvania state-chartered commercial bank that operated 261 banking offices as of December 31, 2012. It provides a wide range of retail banking services, including checking, savings and club accounts, check cards, debit cards, money market accounts, certificates of deposit, individual retirement accounts, home equity lines of credit, residential mortgage loans, home improvement loans, automobile loans, personal loans, internet and mobile banking services. It also provides an extensive selection of commercial banking services, including business checking accounts, cash management services, money market accounts, land acquisition and development loans, commercial loans, floor plan, equipment and working capital lines of credit, small business loans, and internet banking services. We provide our bank subsidiary guidance in the areas of credit policy and administration, risk assessment, investment advisory administration, strategic planning, investment portfolio management, asset liability management, liquidity management and other financial, administrative and control services.

Our Non-bank Subsidiaries. Our non-bank subsidiaries offer a variety of financial services to complement our core banking operations, broaden our customer base, and diversify our revenue sources. Our objective is to offer our customers a broad array of products and services to meet all their financial needs. The Addis Group, LLC provides commercial, property and casualty insurance, and risk management programs for medium and large sized companies. Valley Forge Asset Management Corp. offers investment advisory, asset management and brokerage services for institutional and high net worth individual clients, and retirement planning services. Stratton Management Company provides equity management of assets for institutions, pensions, endowments and high net worth individuals. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) provides comprehensive consumer vehicle financing services.

Market Areas

Our Bank Subsidiary. We operate through a regional community banking model with 12 regional leadership teams reporting through three market CEOs responsible for the following markets:

•

The PA Division includes 124 banking offices operating primarily in the central Pennsylvania market area, including Adams, Berks, Centre, Cumberland, Dauphin, Lancaster, Lebanon, Lehigh, Luzerne, Lycoming, Northampton, Northumberland, Schuylkill, Snyder, Union, and York counties.

•

The MD Division includes 66 banking offices operating primarily in the market areas of Maryland and southwestern central Pennsylvania, including Allegany, Anne Arundel, Baltimore, Carroll, Garrett, Harford, Howard, Washington, and Worcester counties and the City of Baltimore in Maryland, Berkeley County in West Virginia and Bedford, Franklin, and Fulton counties in Pennsylvania.

•

The DV Division includes 71 banking offices operating primarily in the suburban Philadelphia, Pennsylvania and southern New Jersey market areas, including Philadelphia, Bucks, Chester, Delaware, and Montgomery, counties in Pennsylvania and Atlantic, Burlington, Camden, Cumberland, and Gloucester counties in New Jersey.

Our Non-bank Subsidiaries. Valley Forge Asset Management Corp. is licensed to do business in a majority of states throughout the United States. Stratton Management Company is licensed to do business in approximately one third of the states throughout the United States. The Addis Group, LLC operates primarily in southeastern Pennsylvania, southern New Jersey, and northern Delaware. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) operates primarily in New York, New Jersey, eastern Pennsylvania, and Connecticut.

Employees

As of December 31, 2012, we had 3,304 full-time and 160 part-time employees.

Competition

Financial holding companies and their subsidiaries compete with many institutions for deposits, loans, trust services and other banking-related and financial services and products. We are subject to robust competition in our market areas. We compete with larger national and regional banks as well as other types of financial institutions that are less heavily regulated such as brokerage firms, money market funds, credit unions, mortgage companies, consumer finance and credit card companies, and other financial services companies. Further, competition among providers of financial services and products continues to increase, especially with consumers having the opportunity to choose from a variety of traditional and non-traditional banking alternatives.

The market areas that we serve continue to experience sluggish economic growth, but have a diverse employment base consisting primarily of manufacturing, agriculture, wholesale and retail trade, technology, health care and governmental sectors. We believe that our community banking approach to providing client service is a competitive advantage that strengthens our ability to provide financial products and services to individuals and businesses in our markets. We believe our market area will support growth in assets and deposits in the future, which we expect to contribute to our ability to maintain or grow profitability. In addition, we will continue to seek relationships that can generate fee income that is not directly tied to lending relationships. We anticipate that this approach will help mitigate profit fluctuations that are caused by movements in interest rates, business and consumer loan cycles, and local economic factors.

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and a substantial increase in regulatory oversight and enforcement, additional costs and potential risks are associated with the operations of financial holding companies and banks. These regulatory trends have negatively affected the business and consolidated results of operations for such entities.

As a result of the Dodd-Frank Act and other state and federal legislation, as well as the increase in supervisory burden, consolidation in the industry is expected to increase. At present, we compete throughout our market areas with numerous larger institutions that have significantly greater resources and assets.

Our Long-Term Strategy

We manage our business for sustained long-term growth and profitability, with an objective to be a high performing financial services company. Our primary strategy is organic growth through expansion of our customer base in existing markets, supplemented by strategic acquisitions. We focus on leveraging customer relationships through the cross-selling of a comprehensive range of financial services and products by a highly trained and motivated employee sales force. The primary objectives of our current strategic plan are to continue to increase lower-cost core deposits, grow a diverse loan portfolio with an increased focus on commercial and small business lending, increase noninterest income as a component of total revenue, deliver a consistent and differentiating customer experience and build a workplace that employees find engaging and rewarding. These objectives are aligned with and support our mission, “to help customers achieve their financial goals, to deliver a superior return for shareholders, and to build the economic strength of our communities.”

Mergers and Acquisitions

Abington Bancorp, Inc. On October 1, 2011, we completed our acquisition of Abington Bancorp, Inc. (“Abington”) in a merger of Abington with and into Susquehanna. Abington shareholders received 1.32 shares of Susquehanna common stock for each share of Abington common stock they held immediately prior to completion of the merger. The transaction had a total value of $150.8 million compared to a fair value of net assets acquired of $189.9 million. Upon completion of the merger, Robert W. White, Chairman, President and Chief Executive Officer of Abington, was appointed to the Susquehanna board and joined the leadership team of Susquehanna Bank’s DV Division. The locations of Abington’s bank branches provide a natural extension of Susquehanna Bank’s network in the greater Philadelphia area.

Tower Bancorp, Inc. On February 17, 2012, we completed our acquisition of Tower Bancorp, Inc. (“Tower”) in a merger of Tower with and into Susquehanna. Pursuant to the merger agreement, Tower shareholders had the option of receiving either 3.4696 shares of Susquehanna common stock or $28.00 in cash for each share of Tower common stock they held, with $88 million of the aggregate consideration paid in cash, for a total value of approximately $390.1 million. The transaction enhanced Susquehanna’s already strong presence in central and southeastern Pennsylvania and significantly increased our market share in the Pennsylvania counties of Chester, Dauphin and Franklin. Additionally, the merger gave Susquehanna Bank a branch presence in the Pennsylvania counties of Lebanon, Fulton and Centre.

Future Acquisitions. We routinely evaluate possible acquisitions of other banks, and may also seek to enter businesses closely related to banking or that are financial in nature, or to acquire existing companies already engaged in such activities, including investment advisory services and insurance brokerage services. Any acquisition by us may require notice to or approval of the Board of Governors of the Federal Reserve System, the Pennsylvania Department of Banking, other regulatory agencies and, in some instances, our shareholders. We apply a disciplined approach to considering acquisition opportunities, with a primary focus on building long-term shareholder value and advancing our mission and strategic objectives. In this regard, we generally consider, as a guideline, specific financial criteria, including whether the proposed transaction would be accretive to earnings per share in the first year after completion, provide for restoration of any tangible book value dilution in fewer than five years, result in an internal rate of return of fifteen percent (15%) or better and be more beneficial to our shareholders than repurchasing our stock. While any such acquisition may occur in any market area, the areas that are currently of interest to us for potential bank acquisitions are contiguous markets to the south of our current market area, and market areas that would fill gaps in the markets we presently serve. We currently have no formal commitments with respect to the acquisition of any entities, although discussions with prospects occur on a regular basis.

Supervision and Regulation

General Overview

Susquehanna is a financial holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and is subject to regulation under the Bank Holding Company Act of 1956, as amended. The Bank Holding Company Act requires prior approval of an acquisition of all or substantially all of the assets of a bank or of ownership or control of voting shares of any bank if the share acquisition would give us more than 5% of the voting shares of any bank or bank holding company. It also imposes restrictions, summarized below, on the assets or voting shares of non-banking companies that we may acquire.

Susquehanna Bank is also subject to regulation and supervision. It is a Pennsylvania state-chartered commercial bank and trust company subject to regulation and periodic examination by the Pennsylvania Department of Banking and Securities and the Federal Reserve Board. Due to the bank’s asset size, the bank will also be examined by, and subject to the enforcement authority of, the Bureau of Consumer Financial Protection (the “CFPB”) as to its compliance with consumer financial laws and regulations.

The following discussion describes the extensive regulatory framework applicable to Susquehanna and Susquehanna Bank; however, proposals to change laws and regulations governing the banking industry are often introduced in the U.S. Congress, in state legislatures and before the various bank regulatory agencies. Of note, many of the provisions of the Dodd-Frank Act are still being finalized and may affect the results of our operations. The timing and likelihood of any changes and their potential impact on Susquehanna are impossible to predict with any certainty. Further, a change in applicable laws or regulations, or a change in the interpretation of such laws or regulations, could have a material impact on our business, operations, and earnings. The descriptions herein summarize the significant state and federal laws to which we are currently subject; however, such descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions.

Pennsylvania Regulation and Supervision

On October 24, 2012, Pennsylvania enacted three new laws known as the “Banking Law Modernization Package,” all of which became effective on December 24, 2012. The intended goal of the new law, which applies to our banking subsidiary, is to modernize Pennsylvania’s banking laws and to reduce regulatory burden at the state level where possible, given the increased regulatory demands at the federal level as described below.

The new law also permits banks to disclose formal enforcement actions initiated by the Pennsylvania Department of Banking and Securities, clarifies that the Department has examination and enforcement authority over subsidiaries as well as affiliates of regulated banks and bolsters the Department’s enforcement authority over its regulated institutions by clarifying its ability to remove directors, officers and employees from institutions for violations of laws or orders or for any unsafe or unsound practice or breach of fiduciary duty. Changes to existing law also allow the Department to assess civil money penalties of up to $25,000 per violation.

The new law also sets a new standard of care for bank officers and directors, applying the same standard that exists for non-banking corporations in Pennsylvania. The standard is one of performing duties in good faith, in a manner reasonably believed to be in the best interests of the institutions and with such care, including reasonable inquiry, skill and diligence, as a person of ordinary prudence would use under similar circumstances. Directors may rely in good faith on information, opinions and reports provided by officers, employees, attorneys, accountants, or committees of the board, and an officer may not be held liable simply because he or she served as an officer of the institution.

Susquehanna Trust & Investment Company is a Pennsylvania non-depository trust company subject to regulation and periodic examination by the Pennsylvania Department of Banking and Securities and the Federal Reserve Board. All of our subsidiaries are subject to examination by the Federal Reserve Board even if not otherwise regulated by the Federal Reserve Board.

Federal Regulation and Supervision

Consistent with the requirements of the Bank Holding Company Act, our only lines of business in 2012 consisted of providing our customers with banking, trust and other financial products and services. These included commercial banking through Susquehanna Bank, trust and related services through Susquehanna Trust & Investment Company, consumer vehicle financing through Boston Service Company, Inc. (t/a Hann Financial Service Corp.), investment advisory, asset management, retirement plan consulting and brokerage services through Valley Forge Asset Management Corp. and Stratton Management Company, and property and casualty insurance brokerage services through The Addis Group, LLC. Of these activities, banking activities accounted for 93% of our gross revenues in 2012 and 94% of our gross revenues in 2011.

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

Federal Financial Regulatory Reform

Dodd-Frank Act. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which became law on July 21, 2010, there is additional regulatory oversight and supervision of the holding company and its subsidiaries. The Dodd-Frank Act changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes, and the regulations being developed thereunder will include, provisions affecting large and small financial institutions alike, including several provisions that affect the regulation of community banks and bank holding companies.

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

The Federal Reserve Board in December 2011 issued a notice of proposed rulemaking to implement the enhanced prudential standards and early remediation requirements established under the Dodd-Frank Act. The December 2011 proposal would require all bank holding companies and state member banks with more than $10 billion in total consolidated assets, including us, to comply with the requirements to conduct annual company-run stress tests beginning on the effective date of the final rule. On October 9, 2012, the Federal Reserve Board issued a final rule that generally requires bank holding companies with total consolidated assets of between $10 billion and $50 billion to comply with annual stress testing requirements beginning in September 2013.

In May 2012, the federal banking agencies issued final supervisory guidance for stress testing practices applicable to banking organizations with more than $10 billion in total consolidated assets, such as us and our subsidiary bank, which became effective on July 23, 2012. This guidance outlines general principles for a satisfactory stress testing framework and describes various stress testing approaches and how stress testing should be used at various levels within an organization. In addition, there are other stress testing requirements in the Dodd-Frank Act and in the Federal Reserve Board’s capital plan rule that have been or are being implemented through separate rulemaking by the federal banking agencies.

On June 29, 2011, the Federal Reserve Board approved a final debit card interchange rule that caps a debit card issuer’s base fee at 21 cents per transaction and allows an additional 5-basis point charge per transaction to help cover fraud losses. The rule became fully operational on October 1, 2011. The debit card interchange rule reduced Susquehanna Bank’s interchange fee revenue in line with industry-wide expectations, beginning with the quarter ended December 31, 2011. The new pricing restriction negatively impacted fee income by approximately $5.2 million in 2012, when compared to 2011, with the total annual decline of approximately $8.0 million.

The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The legislation also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates. The Dodd-Frank Act establishes the Financial Stability Oversight Council to identify threats to the financial stability of the U.S., promote market discipline, and respond to emerging threats to the stability of the U.S. financial system.

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

On June 12, 2012, the federal banking agencies issued three notices of proposed rulemaking (NPRs) that would revise current capital rules. Two are applicable to us and our subsidiary bank. The first, “Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, Transition Provisions and Prompt Corrective Action” applies to both us and our subsidiary bank. If adopted, this NPR would increase the quantity and quality of capital required by providing for a new minimum common equity Tier 1 ratio of 4.5% of risk-weighted assets and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. This first NPR would also revise the definition of capital to improve the ability of regulatory capital instruments to absorb losses and establish limitations on capital distributions and certain discretionary bonus payments if additional specified amounts, or “buffers,” of common equity Tier 1 capital are not met, and would introduce a supplementary leverage ratio for internationally active banking organizations. This NPR would also establish a more conservative standard for including an instrument such as trust preferred securities as Tier 1 capital for bank holding companies with total consolidated assets of $15 billion or more as of December 31, 2009, setting out a phase-out schedule for such instruments beginning in January 2013.

The second NPR, “Regulatory Capital Rules: Standardized Approach for Risk-Weighted Assets: Market Discipline and Disclosure Requirements,” would also apply to both us and our subsidiary bank. This NPR would revise and harmonize the bank regulators’ rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified recently.

On November 9, 2012, the federal banking agencies announced that none of the three NPRs they issued in June 2012 would become effective on January 1, 2013. The federal banking agencies did not specify new effective dates for the NPRs.

Consumer Financial Protection Bureau. The Dodd-Frank Act also establishes the Consumer Financial Protection Board (“CFPB”) as an independent entity within the Federal Reserve, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters such as steering incentives, and determinations as to a borrower’s ability to repay and prepayment penalties. The CFPB has primary examination and enforcement authority over Susquehanna Bank and other banks with over $10 billion in assets as to consumer financial products.

On January 10, 2013, the CFPB issued a final regulation defining a “qualified mortgage” for purposes of the Dodd-Frank Act, and setting standards for mortgage lenders to determine whether a consumer has the ability to repay the mortgage. This regulation also affords safe harbor legal protections for lenders making qualified loans that are not “higher priced.” It is unclear how this regulation, or this regulation in tandem with an anticipated rule defining “qualified residential mortgage” and setting standards governing loans that are to be packaged and sold as securities, will affect us and the mortgage lending market by potentially curbing competition, increasing costs or tightening credit availability.

On January 17, 2013, the CFPB issued a final regulation containing new mortgage servicing rules which will take effect in January 2014 and be applicable to our bank subsidiary. The announced goal of the CFPB is to bring greater consumer protection to the mortgage servicing market.

These changes will affect notices to be given to consumers as to delinquency, foreclosure alternatives, modification applications, interest rate adjustments and options for avoiding “force-placed” insurance. Servicers will be prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action.

The servicer must provide direct and ongoing access to its personnel, and provide prompt review of any loss mitigation application. Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred. These new standards are expected to add to the cost of conducting a mortgage servicing business.

Future Legislation and Regulation. Additional consumer protection laws have recently been enacted, and the Federal Reserve and CFPB have adopted and will adopt in the future numerous new regulations addressing banks’ credit card, overdraft, collection, privacy and mortgage lending practices. Additional consumer protection legislation and regulatory activity is anticipated in the near future.

Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. U.S. bank regulators proposed regulations for implementing Basel III on June 12, 2012, as discussed above.

On September 28, 2011, the Basel Committee announced plans to consider adjustments to the first liquidity change to be imposed under Basel III, which change would take effect on January 1, 2015. The liquidity coverage ratio being considered would require banks to maintain an adequate level of unencumbered high-quality liquid assets sufficient to meet liquidity needs for a 30 calendar-day liquidity stress period. On January 6, 2013, the Basel Committee announced that its liquidity requirements would be phased-in annually beginning in 2015, when the minimum liquidity ratio requirement would be set at 60% of required liquidity, then increasing an additional 10% annually until fully implemented on January 1, 2019. The Basel Committee also announced that a broader pool of assets would count as highly liquid assets.

Such proposals and legislation, if finally adopted and implemented, would change banking laws and our operating environment and that of our subsidiaries in ways that could be substantial and unpredictable. We cannot determine whether such proposals and legislation will be adopted, or the ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon our financial condition or results of operations.

Additional Activities. Susquehanna is a “financial holding company” (an “FHC”) under the Gramm-Leach-Bliley Act (“GLB Act”). As an FHC, we are permitted to engage, directly or through subsidiaries, in a wide variety of activities which are financial in nature or are incidental or complementary to a financial activity, in addition to all of the activities otherwise allowed to us. The additional activities permitted to us as an FHC (if we so determine to conduct them) include, among others, insurance and securities underwriting, merchant banking activities, issuing and selling annuities and securitized interests in financial assets, and engaging domestically in activities that bank holding companies previously have been permitted to engage in only overseas. All of these listed activities can be conducted, through an acquisition or on a start-up basis, generally without prior Federal Reserve Board approval and with only notice to the Federal Reserve Board afterward. Merchant banking activities have been substantially curtailed by the Volcker Rule provisions in the Dodd-Frank Act which became effective July 21, 2012.

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

Capital Adequacy. Under the risk-based capital requirements presently applicable to them, bank holding companies must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). At least 4% of the total capital (6% to be well-capitalized) must be composed of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles (“Tier 1 capital”). The remainder of total capital (“Tier 2 capital”) may consist of certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for loan and lease losses, allowance for credit losses on off-balance-sheet credit exposures, and unrealized gains on equity securities.

At December 31, 2012, our Tier 1 capital and total capital (i.e., Tier 1 plus Tier 2) ratios were 11.1% and 12.6%, respectively. At December 31, 2011, our Tier 1 capital and total capital ratios were 13.7% and 15.4%, respectively. The change from 2011 to 2012 is primarily the result of the deployment of capital in the acquisition of Tower Bancorp, Inc., and the redemption of trust preferred securities.

The Federal Reserve Board has also established minimum leverage ratio guidelines for bank holding companies. These guidelines mandate a minimum leverage ratio of Tier 1 capital to adjusted quarterly average total assets less certain amounts (“leverage amounts”) equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating). All other banking organizations are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of at least 100 basis points and in some cases more. The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible Tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us. At December 31, 2012 and 2011, our leverage ratios were 9.0% and 10.7%, respectively.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. As of December 31, 2012 and 2011, Susquehanna Bank exceeded the required capital ratios for classification as “well capitalized.”

Federal Deposit Insurance. The increases in deposit insurance described above under “Supervision and Regulation,” the FDIC’s expanded authority to increase insurance premiums, as well as the recent increase in the number of bank failures, is expected to result in an increase in deposit insurance assessments for all banks, including Susquehanna Bank. The FDIC, absent extraordinary circumstances, is required by the Dodd-Frank Act to return the insurance reserve ratio to a 1.35% ratio no later than September 30, 2020. Following seven quarters of decline, the Deposit Insurance Fund became positive in the second quarter of 2011, with reported balances of $22.7 billion at June 30, 2012. FDIC staff projects that the insurance reserve ratio will reach 1.15% by the end of 2018. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of increasing the reserve ratio from 1.15% to 1.35%. FDIC staff intends to present a proposed rule to the FDIC Board of Directors to implement this requirement when the deposit insurance reserve ratio is closer to 1.15%.

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

Regulation of Non-bank Subsidiaries. In addition to Susquehanna Trust & Investment Company, we have other primary non-bank subsidiaries whose activities subject them to licensing and regulation. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) is organized under the laws of New Jersey. It is regulated by Connecticut and Rhode Island as a motor vehicle leasing company, by Delaware as a finance or small loan agency and a motor vehicle lessor, and by New Jersey and Pennsylvania as a sales finance company. Valley Forge Asset Management Corp. is organized under the laws of Pennsylvania. It is registered with the Securities and Exchange Commission (the “SEC”) as an investment advisor and broker dealer and is a member of the Financial Industry Regulatory Authority (“FINRA”). It is licensed to do business as a broker dealer in 28 states and as an investment advisor in 26 states. In addition, VFAM also carries an insurance license with 7 states. Stratton Management Company is registered as an investment advisor with the SEC and makes Notice filings with 17 states in which the firm has clients. The Addis Group, LLC is organized under the laws of Pennsylvania. It is licensed with the Pennsylvania Insurance Commissioner and the insurance commissioners of 47 other states. As a result of changes contained in the Dodd-Frank Act, the Federal Reserve may examine any subsidiary of a bank holding company.

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

Executive Officers of the Registrant

As of December 31, 2012, the executive officers of Susquehanna, their ages and their positions with Susquehanna, are set forth in the following table:

Name	Age	Title
William J. Reuter	63	Chairman of the Board and Chief Executive Officer
Andrew S. Samuel	50	President and Chief Revenue Officer
Drew K. Hostetter	58	Executive Vice President and Chief Financial Officer
Gregory A. Duncan	57	Executive Vice President and Chief Operating Officer
Michael M. Quick	64	Executive Vice President and Chief Corporate Credit Officer

William J. Reuter, Chairman of the Board and Chief Executive Officer, joined Susquehanna in 1989 and has held multiple positions with the organization since then. He has been a Director of Susquehanna since 1999 and became Chairman in May 2002. He has been Chief Executive Officer since May 2001, and also served as President from January 2000 until June 2008. Mr. Reuter serves as a director of several of Susquehanna’s subsidiaries, including as Chairman of the Board of Susquehanna Bank and Valley Forge Asset Management Corp. He also serves on the boards of Boston Service Company, Inc. (t/a Hann Financial Service Corp.), The Addis Group, LLC, Stratton Management Company, and Semper Trust Company. Prior to joining Susquehanna, Mr. Reuter served in various officer positions at other financial institutions including Equitable Trust Company and Farmers and Merchants Bank.

Andrew S. Samuel, President and Chief Revenue Officer and Director, joined Susquehanna in February 2012 in connection with Susquehanna’s acquisition of Tower Bancorp, Inc. Prior to joining Susquehanna, beginning in 2005, Mr. Samuel served as Chairman, Chief Executive Officer and President of Tower Bancorp, Inc. and Graystone Financial Corp. Mr. Samuel has served in various executive positions at other financial institutions dating back to 1984 including Waypoint Financial Corp., Sovereign Bank, Fulton Bank and Commonwealth National Bank/Mellon. He serves as a director of several of Susquehanna’s subsidiaries, including Susquehanna Bank, Valley Forge Asset Management Corp., and Susquehanna Commercial Finance Inc.

Drew K. Hostetter, Executive Vice President and Chief Financial Officer, joined Susquehanna in 1994 and has held several positions with the organization. He was named Executive Vice President, Treasurer and Chief Financial Officer in 2001. He has served as Chairman of the Board of our subsidiary, Hann Financial Service Corp., since February 2004. Prior to joining Susquehanna, Mr. Hostetter had been a senior officer at MNC Financial and Equitable Bancorporation. Mr. Hostetter is a Certified Public Accountant and began his career with Price Waterhouse.

Gregory A. Duncan, Executive Vice President and Chief Operating Officer, rejoined Susquehanna in January 2011. From September 2009 to August 2010, he served as Executive Vice President and Chief Operating Officer of First Interstate Bancsystem, Inc. and served as its Chief Banking Officer from May 2008 to September 2009. From October 2005 until joining First Interstate Bancsystem, Inc. in May 2008, Mr. Duncan served as President and Chief Executive Officer of Susquehanna Bank PA. Previously Mr. Duncan served in a number of leadership roles with Susquehanna or its subsidiaries from 1987 through 2008.

Michael M. Quick, Executive Vice President and Chief Corporate Credit Officer, joined Susquehanna in February 1997 in conjunction with Susquehanna’s acquisition of Equity National Bank. He was named Executive Vice President and Chief Corporate Credit Officer in July 2007. Since 2004, Mr. Quick has served in numerous executive positions with Susquehanna or its subsidiaries, including as a director of Susquehanna Bank and its predecessor banks. Mr. Quick began his banking career in 1970 and served as an officer of several financial institutions including Industrial Valley Bank and Trust Company; Midlantic National BankSouth; and Equity National Bank. Mr. Quick is also a past chairman of the New Jersey Bankers Association.

There are no family relationships among the executive officers of Susquehanna. The executive officers are elected or appointed by the Board of Directors of Susquehanna and serve until the appointment or election and qualification of their successor or their earlier death, resignation, termination or removal. There are no arrangements or understandings between any of them and any other person pursuant to which any of them was selected as an officer of Susquehanna.

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

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If additional bank or financial institution failures occur, we may be required to pay even higher FDIC premiums than the recently increased levels. Further, the FDIC may make material changes to the calculation of the prepaid assessment from the current proposal. Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on our results of operations, financial condition and our ability to continue to pay dividends on our common shares at the current rate or at all.

Recent legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect our business and require us to raise additional capital.

As a publicly traded company, we are subject to various requirements and restrictions under the Dodd-Frank Act, regardless of our participation in federal programs. See “Supervision and Regulation” above. The Dodd-Frank Act requires publicly traded companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments and requires that listed companies implement and disclose “clawback” policies for recovery of incentive compensation paid to executive officers in connection with accounting restatements. In addition, the Dodd-Frank Act also authorizes and directs various agencies to promulgate new rules and regulations, the impact of which we cannot predict with any certainty. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

On June 28, 2011, the Federal Reserve Board approved a final debit card interchange rule that would cap an issuer’s base fee at 21 cents per transaction and allow an additional 5 basis-point charge per transaction to help cover fraud losses. The Federal Reserve Board issued an interim final rule that also allows a fraud-prevention adjustment of 1 cent per transaction conditioned upon an issuer adopting effective fraud prevention policies and procedures. The Federal Reserve Board also adopted requirements that issuers include two unaffiliated networks for routing debit transactions. Compliance for most types of debit cards was required by April 1, 2012. The effective date for the pricing restrictions was October 1, 2011. The new pricing restriction was expected to impact banks by up to an approximate 45% reduction of revenue related to these transactions. We have noted that the debit card interchange rule has reduced our interchange fee income by approximately $8.0 million, or 58%.

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

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our geographic markets. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may suffer. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect our business. A further weakening of the economic environment could also lead to a decline in our operations, and could result in a decline in the implied fair value of goodwill. If the fair value of goodwill is less than the carrying value, we may recognize an other-than-temporary impairment charge.

Business and Industry Risks

We may not be able to continue to grow our business, which may adversely impact our results of operations.

Our total assets have grown from approximately $13.7 billion at December 31, 2008, to $18.0 billion at December 31, 2012. Our business strategy calls for continued expansion. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits, identify favorable loan and investment opportunities, and acquire other bank and non-bank entities. In the event that we do not continue to grow, our results of operations could be adversely impacted.

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

Commercial loans, including commercial real estate, are generally viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Our consolidated commercial lending operations include commercial, financial and agricultural lending, real estate construction lending, and commercial mortgage lending, which comprised 17.6%, 6.6% and 30.8% of our total loan portfolio, respectively, as of December 31, 2012. Construction financing typically involves a higher degree of credit risk than commercial mortgage lending. Risk of loss on a construction loan depends largely on the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost (including interest) of construction. If the estimated property value proves to be inaccurate, the loan may be inadequately collateralized.

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

Changes in our accounting policies, as well as estimates we make, could materially affect how we report our financial condition or results of operations.

Our accounting policies are fundamental to understanding our financial condition and results of operations, and are based on current accounting rules. Certain of our accounting policies, as well as estimates we make, are “critical”, as they are both important to the presentation of our financial condition and results of operations, and they require management to make particularly difficult, complex, or subjective judgments and estimates, often regarding matters that are inherently uncertain. Actual results could differ from our estimates and the use of different judgments and assumptions related to these policies and estimates could have a material impact on our consolidated financial statements. For a description of our critical accounting policies, refer to “Note 1. Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements appearing in Part II, Item 8.

From time to time, the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission (“SEC”) change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior financial statements by material amounts. The implementation of new or revised guidance could result in material adverse effects to our reported capital.

If our allowance for loan and lease losses is not sufficient to cover actual loan and lease losses, our earnings would decrease.

To absorb probable, incurred loan and lease losses that we may realize, we recognize an allowance for loan and lease losses based on, among other things, national and regional economic conditions, historical loss experience, and delinquency trends. However, we cannot estimate loan and lease losses with certainty, and we cannot assure you that charge-offs in future periods will not exceed the allowance for loan and lease losses. If charge-offs exceed our allowance, our earnings would decrease. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan and lease losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Factors that require an increase in our allowance for loan and lease losses, such as a prolonged economic downturn or continued weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control, could reduce our earnings.

Susquehanna Bank could be required to repurchase mortgage loans or indemnify mortgage loan purchasers due to breaches of representations and warranties, borrower fraud, or certain borrower defaults, which could have a material adverse impact on our liquidity, results of operations and financial condition.

Susquehanna Bank is the successor to Graystone Tower Bank and its predecessor, the First National Bank of Chester County (“FNBCC”). FNBCC operated a significant amount of mortgage banking activities through its American Home Bank Division (“AHB Division”). When FNBCC or Graystone Tower Bank sold mortgage loans through this division, they were required to make customary representations and warranties to purchasers about the mortgage loans and the manner in which they were originated. The whole loan sale agreements assumed by Susquehanna Bank through the Tower Merger require it to repurchase or substitute mortgage loans in the event there was a breach of any of these representations or warranties. In addition, Susquehanna Bank may be required to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. Likewise, Susquehanna Bank is required to repurchase or substitute mortgage loans if it breaches a representation or warranty that was previously made in connection with a securitization. Although Susquehanna Bank may have remedies available against the originating broker or correspondent in these situations, those remedies may not be as broad as the remedies available to a purchaser of mortgage loans against Susquehanna Bank, and Susquehanna Bank faces further risk that the originating broker or correspondent may not have the financial capacity to perform remedies that otherwise may be available to it. Therefore, if a purchaser enforces its remedies, Susquehanna Bank may not be able to recover its losses from the originating broker or correspondent. If repurchase and indemnity demands increase significantly, our liquidity, results of operations and financial condition may be adversely affected.

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

The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance funds, not shareholders. As a financial holding company, we are subject to regulation by the Federal Reserve Board. Our bank subsidiary, as of December 31, 2011, is also regulated by the Federal Reserve Board and is subject to regulation by the Pennsylvania Department of Banking and Securities and recently, the Consumer Financial Protection Bureau as to consumer financial services and products. These regulations affect lending practices, capital structure, investment practices, dividend policy, and growth. In addition, we have non-bank operating subsidiaries from which we derive income. Several of these non-bank subsidiaries engage in providing investment management and insurance brokerage services, industries which are also heavily regulated on both a state and federal level. In addition, newly enacted and amended laws, regulations, and regulatory practices affecting the financial service industry may result in higher capital requirements, higher insurance premiums and limit the manner in which we may conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and leases and achieve satisfactory spreads, and may also result in the imposition of additional costs on us. As a public company, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as any applicable rules or regulations promulgated by the SEC and The NASDAQ Stock Market, LLC. Complying with these existing and any newly enacted standards, rules and regulations may impose administrative costs and burdens on us.

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

We recently completed our acquisitions of Abington Bancorp, Inc. and Tower Bancorp, Inc. and we regularly evaluate merger and acquisition opportunities related to possible transactions with other financial institutions. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. We seek merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses, litigation, or unexpected future operating expenses such as unanticipated costs to integrate the two businesses, increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on our results of operations and financial condition following a merger or acquisition. In addition, if actual costs are materially different than expected costs, such a merger or acquisition could have a significant dilutive effect on our earnings per share.

We have been and will likely continue to be involved in a variety of litigation arising out of our business operations and acquisitions.

From time to time, we may be involved in a variety of litigation, claims or legal action arising out of our business operations or acquisitions. In recent years we have been the target of various lawsuits, ranging from ordinary disputes brought by counterparties with whom we have done business to suits brought by class action firms alleging business practices that are unfair to consumers. Similarly, our recent acquisitions of Abington Bancorp, Inc. (“Abington”), and Tower Bancorp, Inc. (“Tower”) resulted in litigation alleging breaches of fiduciary duties by Abington’s and Tower’s directors and aiding and abetting those breaches by Susquehanna. Susquehanna ultimately bore the non-insured portion of the costs and expenses of these suits.

Any claims asserted, regardless of merit or eventual outcome, may harm our reputation and may cause us to incur significant expense. Our insurance coverage may not cover all claims that may be asserted against us. In addition, we may not be able to obtain appropriate types or levels of insurance coverage in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all. Substantial legal liability could materially adversely affect our business, financial condition or results of operations.

We may incur impairments to goodwill.

At December 31, 2012, we had approximately $1.3 billion recorded as goodwill. We evaluate goodwill for impairment, at least annually during the second quarter, of the fiscal year. Significant negative industry or economic trends, including the decline in the market price of our common stock, or reduced estimates of future cash flows or disruptions to our business could result in impairments to goodwill. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our analysis results in impairment to goodwill, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our results of operations and stock price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We reimburse our subsidiaries for space and services utilized. Our executive offices are located at 26 North Cedar Street, Lititz, Pennsylvania, which we lease from our subsidiary, Susquehanna Bank. We also lease office space located at 13511 Label Lane, Hagerstown, Maryland, for our loan servicing center.

As of December 31, 2012, our bank subsidiary operated 261 branches and 47 free-standing automated teller machines. It owned 134 of the branches and leased the remaining 127. Thirty-two (32) additional locations were owned or leased by Susquehanna Bank to facilitate operations and expansion. We believe that the properties currently owned and leased by our subsidiaries are adequate for present levels of operation.

As of December 31, 2012, the offices (including executive offices) of our bank subsidiary were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive office)
Susquehanna Bank	1570 Manheim Pike Lancaster, Pennsylvania	Owned	261 banking offices in Adams, Bedford, Berks, Bucks, Centre, Chester, Cumberland, Dauphin, Delaware, Franklin, Fulton, Lancaster, Lebanon, Lehigh, Luzerne, Lycoming, Montgomery, Northampton, Northumberland, Philadelphia, Schuylkill, Snyder, Union and York counties, Pennsylvania; Baltimore City, Allegany, Anne Arundel, Baltimore, Carroll, Garrett, Harford, Howard, Washington and Worcester counties, Maryland; Atlantic, Burlington, Camden, Cumberland and Gloucester counties, New Jersey; and Berkeley County, West Virginia

As of December 31, 2012, the offices (including executive offices) of our non-bank subsidiaries were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned/Leased	Location of Offices (including executive office)

Boston Service Company, Inc., t/a Hann Financial Service Corp.	One Centre Drive Jamesburg, New Jersey	Leased	2 office located in Gloucester and Middlesex counties, New Jersey

Valley Forge Asset Management Corp.	150 South Warner Road, Suite 200 King of Prussia, Pennsylvania	Leased	3 offices located in Lancaster and Montgomery counties, Pennsylvania, and New Castle County, Delaware

The Addis Group, LLC	2500 Renaissance Boulevard King of Prussia, Pennsylvania	Leased	1 office located in Montgomery County, Pennsylvania

Stratton Management Company	150 South Warner Suite 400 King of Prussia, Pennsylvania	Leased	1 office located in Montgomery County, Pennsylvania

Item 3. Legal Proceedings.

Susquehanna and its subsidiaries are engaged in lines of business that are heavily regulated and involve a large volume of financial transactions with numerous customers throughout offices in Pennsylvania, Maryland, New Jersey and West Virginia. Although we have developed policies and procedures to minimize the impact of legal noncompliance and other disputes, litigation presents an ongoing risk. In the ordinary course of operations, Susquehanna and our subsidiaries are subject to routine litigation incidental to our business.

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

To avoid the costs, risks and uncertainties inherent in litigation and without admitting any of the allegations in the complaint, Susquehanna in good faith participated in mediation with plaintiffs’ counsel and as a result of negotiations following from the mediation, on December 20, 2012, Susquehanna and counsel for plaintiffs entered into a Summary Agreement, subject to preliminary and final approval of the settlement and dismissal of the action with prejudice by the Court.

Management, after consultation with legal counsel, currently does not anticipate that the aggregate settlement amount arising out of this proceeding will have a material adverse effect on our results of operation, financial position, or cash flows.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Susquehanna’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information. Our common stock is listed for quotation on the Nasdaq Global Select Market under the symbol “SUSQ”. Set forth below are the quarterly high and low sales prices of our common stock as reported on the Nasdaq Global Select Market for the years 2012 and 2011, and cash dividends paid.

Table 3

Quarterly Summary of Market Price and Cash Dividends Declared on Common Stock

Year	Period	Cash Dividends Paid	Price Range Per Share
			Low	High
2012	1st Quarter	$0.03	$8.31	$10.27
	2nd Quarter	0.05	8.87	10.64
	3rd Quarter	0.06	9.95	11.27
	4th Quarter (1)	0.14	9.19	10.85

2011	1st Quarter	$0.01	$8.63	$10.43
	2nd Quarter	0.02	7.50	9.89
	3rd Quarter	0.02	5.25	8.21
	4th Quarter	0.03	5.20	8.51

(1)	Includes acceleration of payment of 1st quarter 2013 dividend of $ .07.

As of February 15, 2013, there were 12,588 record holders of Susquehanna common stock.

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

Stock Performance Graph. The following graph compares the performance of our common stock during the period beginning December 31, 2007 through December 31, 2012, to that of the total return index for the NASDAQ Composite, the SNL Mid-Atlantic Bank Index, and the SNL Mid Cap U.S. Bank Index (which includes Susquehanna) assuming an investment of $100 on December 31, 2007. In calculating total annual shareholder return, reinvestment of dividends, if any, is assumed. The indices are included for comparative purpose only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. We are including the SNL Mid Cap U.S. Bank Index because it is a broad index that includes all publicly traded (NYSE, NYSE MKT, NASDAQ, OTC BB, Pink Sheets) banks in SNL’s coverage universe with $1B to $5B Total Common Market Capitalization as of most recent pricing data and we believe this is a more accurate comparison than the SNL Mid-Atlantic Bank Index, which we will not use as a comparison in the future.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Susquehanna Bancshares, Inc.	100.00	91.74	35.34	58.35	51.02	65.55
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Mid-Atlantic Bank	100.00	55.09	57.99	67.65	50.82	68.08
SNL Mid Cap U.S. Bank Index	100.00	52.25	44.30	51.51	45.28	50.74

Source : SNL Financial LC, Charlottesville, VA © 2012

Item 6. Selected Financial Data

Susquehanna Bancshares, Inc. & Subsidiaries

Years ended December 31,	2012 (1)	2011 (2)	2010	2009	2008
	(Amounts in thousands, except per share data)
Interest income	$710,630	$594,768	$613,695	$643,824	$697,070
Interest expense	119,392	161,618	187,189	235,008	298,768
Net interest income	591,238	433,150	426,506	408,816	398,302
Provision for loan and lease losses	64,000	110,000	163,000	188,000	63,831
Noninterest income	166,759	182,668	152,148	163,699	142,309
Noninterest expenses	490,017	460,180	382,650	382,472	367,201
Income before taxes	203,980	45,638	33,004	2,043	109,579
Net income	141,172	54,905	31,847	12,675	82,606
Preferred stock dividends and accretion	0	0	15,572	16,659	792
Net income (loss) applicable to common shareholders	141,172	54,905	16,275	(3,984)	81,814
Cash dividends declared on common stock	51,393	11,212	4,757	31,898	89,462

Per Common Share Amounts
Net income:
Basic	$0.77	$0.40	$0.13	$(0.05)	$0.95
Diluted	0.77	0.40	0.13	(0.05)	0.95
Cash dividends declared on common stock	0.28	0.08	0.04	0.37	1.04
Dividend payout ratio	36.4%	20.4%	29.2%	n/m (3)	109.3%

Financial Ratios
Return on average total assets	0.81%	0.38%	0.23%	0.09%	0.62%
Return on average shareholders’ equity	5.62	2.67	1.53	0.65	4.80
Return on average tangible shareholders’ equity (4)	12.03	6.01	3.69	2.19	13.35
Average equity to average assets	14.33	14.31	15.00	14.31	12.92
Net interest margin	4.01	3.60	3.67	3.58	3.62
Efficiency ratio (5)(6)	60.37	66.83	64.62	65.28	66.46

Capital Ratios
Leverage	8.98%	10.73%	10.27%	9.73%	9.92%
Tier 1 risk-based capital	11.08	13.65	12.65	11.17	11.17
Total risk-based capital	12.63	15.41	14.72	13.48	13.52

Credit Quality
Net charge-offs/Average loans and leases	0.55%	1.16%	1.46%	1.32%	0.42%
Nonperforming assets/Loans and leases plus foreclosed real estate	0.96	1.88	2.23	2.48	1.20
ALLL/Nonaccrual loans and leases	188	120	97	79	108
ALLL/Total loans and leases	1.43	1.80	1.99	1.75	1.18

Year-End Balances
Total assets	$18,037,667	$14,974,789	$13,954,085	$13,689,262	$13,682,988
Investment securities	2,730,335	2,431,515	2,417,611	1,875,267	1,879,891
Loans and leases, net of unearned income	12,894,741	10,447,930	9,633,197	9,827,279	9,653,873
Deposits	12,580,046	10,290,472	9,191,207	8,974,363	9,066,493
Total borrowings	2,530,040	2,083,673	2,371,161	2,512,894	2,428,085
Shareholders’ equity	2,595,909	2,189,628	1,984,802	1,981,081	1,945,918

Selected Share Data
Common shares outstanding (period end)	186,554	156,867	129,966	86,474	86,174
Average common shares outstanding:
Basic	182,896	136,509	121,031	86,257	85,987
Diluted	183,578	136,876	121,069	86,257	86,037
Common shareholders of record	12,631	12,747	11,301	11,668	12,035
At December 31:
Book value per common share	$13.92	$13.96	$15.27	$19.53	$19.21
Tangible book value per common share	6.88	7.28	7.18	7.25	6.77
Market price per common share	10.48	8.38	9.68	5.89	15.91

(1)	On February 17, 2012, we completed our acquisition of Tower Bancorp, Inc. All transactions since the acquisition date are included in our consolidated financial statements.

(2)	On October 1, 2011, we completed our acquisition of Abington Bancorp, Inc. All transactions since the acquisition date are included in our consolidated financial statements.

(3)	Not meaningful.

(4)	Supplemental Reporting of Non-GAAP-based Financial Measures

Return on average tangible shareholders’ equity is a non-GAAP-based financial measure calculated using non- GAAP amounts. The most directly comparable measure is return on average shareholders’ equity, which is calculated using GAAP-based amounts. We calculate return on average tangible shareholders’ equity by excluding the balance of intangible assets and their related amortization expense from our calculation of return on average shareholders’ equity. Management uses the return on average tangible shareholders’ equity in order to review our core operating results. This is consistent with the treatment by bank regulatory agencies which excludes goodwill and other intangible assets from the calculation of risk-based capital ratios. A reconciliation of return on average shareholders’ equity to return on average tangible shareholders’ equity is set forth below.

(5)	2012 adjusted for merger related expenses, and loss on extinguishment of debt.

(6)	2011 adjusted for net realized gain on acquisition, merger related expenses, and loss on extinguishment of debt.

Table 4

Reconciliation of Non-GAAP Measures

Tangible Book Value per Common Share	2012	2011	2010	2009	2008
End of period balance sheet data
Shareholders’ equity	$2,595,909	$2,189,628	$1,984,802	$1,981,081	$1,945,918
Preferred shares	0	0	0	(292,359)	(290,700)
Goodwill and other intangible assets	(1,311,691)	(1,047,112)	(1,052,107)	(1,061,544)	(1,071,595)

Tangible common equity (numerator)	$1,284,218	$1,142,516	$932,695	$627,178	$583,623

Common shares outstanding (denominator)	186,554	156,867	129,966	86,474	86,174

Tangible book value per common share	$6.88	$7.28	$7.18	$7.25	$6.77

Return on Average Tangible Shareholders’ Equity	2012	2011	2010	2009	2008
Return on average shareholders’ equity (GAAP basis)	5.62%	2.67%	1.53%	0.65%	4.80%
Effect of excluding average intangible assets and related amortization	6.41	3.34	2.16	1.54	8.55
Return on average tangible shareholders’ equity	12.03	6.01	3.69	2.19	13.35

Efficiency Ratio	2012	2011	2010	2009	2008
Other expense	$490,017	$460,180	$382,650	$382,472	$367,201
Less: Merger related expenses	(17,351)	(14,991)	0	0	0
Loss on extinguishment of debt	(5,860)	(50,020)	0	0	0

Noninterest operating expense (numerator)	$466,806	$395,169	$382,650	$382,472	$367,201

Taxable-equivalent net interest income	$606,529	$447,800	440,036	422,207	410,179
Other income	166,759	182,668	152,148	163,699	142,309
Less: Net realized gain on acquisition	0	(39,143)	0	0	0

Denominator	$773,288	$591,325	$592,184	$585,906	$552,488

Efficiency ratio	60.37%	66.83%	64.62%	65.28%	66.46%

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

The allowance for loan and lease losses represents management’s estimate of probable incurred credit losses inherent in the loan and lease portfolio as of the balance sheet date. Determining the amount of the allowance for loan and lease losses is considered a complex accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. For additional information about our process for determining the allowance for loan and lease losses, refer to “Results of Operations—Provision and Allowance for Loan and Lease Losses” below, and “Note 6. Allowance for Loan and Lease Losses” to the consolidated financial statements appearing in Part II, Item 8.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement dates. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. As defined in U.S. GAAP, Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Level 2 inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 22. Fair Value Disclosures” to the consolidated financial statements appearing in Part II, Item 8.

Any material effect on the consolidated financial statements related to these complex accounting areas is also discussed within the body of this document.

Executive Overview

Net income applicable to common shareholders for the year ended December 31, 2012 was $141.2 million, an increase of $86.3 million when compared to net income applicable to common shareholders for the year ended December 31, 2011.

The following table compares our 2012 financial targets to actual results and sets forth our financial targets for 2013:

Table 5

Key Susquehanna Financial Targets and Results

	2012		2013 Target
	Target	Actual
Net interest margin (FTE)	3.75%	4.01%	3.90%
Loan growth	25.0%	23.4%	5.0%
Deposit growth	27.0%	22.2%	6.0%
Noninterest income growth	-11.0%	-8.7%	8.0%
Noninterest expense growth	3.5%	6.5%	-2.0%
Effective tax rate	29.0%	30.8%	32.0%

During 2012 we continued our efforts to reduce interest expense by increasing our core deposits and reducing our reliance on higher rate time deposits. During 2012, core deposits increased $2.0 billion, or 28.5%. Excluding the Tower transaction, core deposits increased $675.4 million, or 9.8%. Time deposits increased 9.7%, or $332.5 million. Excluding the Tower transaction, time deposits decreased $460.2 million or 13.5%. These changes reduced our cost of deposits by 24 basis points in 2012.

In 2012 we completed a $150.0 million 5.375% Senior Debt offering. The proceeds from this offering plus available cash allowed us to redeem $287.1 million of long-term debt with interest rates ranging from 6.05% to 11.00%. This strategic move along with the restructuring of FHLB borrowings in the fourth quarter of 2011 reduced our overall borrowing expense by $34.4 million in 2012.

Total loans increased $2.4 billion, or 23.4%. Loans acquired in the Tower transaction totaled $2.0 billion. We continued to intentionally reduce our exposure in the Real Estate – Construction portfolio during 2012. If we exclude the intentional reduction, our loan balances increased $662.2 million, or 6.3%, excluding Tower.

We saw improvement in the credit quality of our loan portfolios in 2012. Net charge-offs declined to 0.55% of average loans and leases in 2012, from 1.16% in 2011. Non-performing assets as a percentage of loans and leases plus foreclosed real estate was 0.96% at December 31, 2012 compared to 1.88% at December 31, 2011. As a result, we decreased our provision for loan and lease losses to $64.0 million for 2012 from $110.0 million in 2011.

At December 31, 2012, our capital ratios exceeded regulatory requirements for a well-capitalized institution.

We continue to closely monitor, and act upon, the new regulatory changes resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act. We have already seen a negative effect of $5.2 million in 2012 on interchange fees that banks earn on debit card transactions. There may be additional regulations that could result in decreased revenues and increased costs.

Acquisition of Tower Bancorp, Inc.

On February 17, 2012, we completed the acquisition of Tower Bancorp, Inc. (“Tower”), a bank holding company based in Harrisburg, Pennsylvania with approximately $2.5 billion of assets, through a merger of Tower with and into Susquehanna. In connection with the Tower merger, Tower’s wholly-owned banking subsidiary, Graystone Tower Bank, a Pennsylvania chartered bank, was merged into Susquehanna’s wholly-owned banking subsidiary Susquehanna Bank, with Susquehanna Bank being the surviving institution. The acquisition of Tower enhances Susquehanna’s footprint in Pennsylvania and Maryland. The acquisition was accounted for under the purchase method, and was considered immaterial.

Summary of 2012 Compared to 2011

Results of Operations

Net income applicable to common shareholders for the year ended December 31, 2012 was $141.2 million, an increase of $86.3 million when compared to net income applicable to common shareholders of $54.9 million in 2011. The provision for loan and lease losses decreased 41.8%, to $64.0 million for 2012, from $110.0 million for 2011. Net interest income increased 36.5%, to $591.2 million for 2012, from $433.2 million in 2011. Noninterest income increased 16.2% to $166.8 million for 2012, from $143.5 million for 2011, excluding the one-time gain on acquisition; and noninterest expenses, excluding the loss on extinguishment of debt and merger-related expenses, for 2012 were $466.8 million, an increase of 18.1% over 2011 when noninterest expenses were $395.2 million.

Additional information is as follows:

Table 6

Key Susquehanna Financial Measures

	Twelve Months Ended December 31,
	2012	2011
Diluted Earnings per Common Share	$0.77	$0.40
Return on Average Assets	0.81%	0.38%
Return on Average Equity	5.62%	2.67%
Return on Average Tangible Equity (1)	12.03%	6.01%
Efficiency Ratio	60.37%	66.83%
Net Interest Margin	4.01%	3.60%

The following discussion details the factors that contributed to these results.

(1)	Supplemental Reporting of Non-GAAP-based Financial Measures

Return on average tangible equity is a non-GAAP-based financial measure calculated using non-GAAP amounts. The most directly comparable measure is return on average equity, which is calculated using GAAP-based amounts. We calculate return on average tangible equity by excluding the balance of intangible assets and their related amortization expense from our calculation of return on average equity. Management uses the return on average tangible equity in order to review our core operating results. Management believes that this is a better measure of our performance. In addition, this metric is consistent with the treatment by bank regulatory agencies, which excludes goodwill and other intangible assets from the calculation of risk-based capital ratios. A reconciliation of return on average shareholders’ equity to return on average tangible shareholders’ equity is set forth below.

Table 7

Reconciliation of Return on Average Shareholders’ Equity

to Return on Average Tangible Shareholders’ Equity

	2012	2011
Return on average shareholders’ equity (GAAP basis)	5.62%	2.67
Effect of excluding average intangible assets and related amortization	6.41	3.34
Return on average tangible shareholders’ equity	12.03	6.01

Net Interest Income - Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which increased to $591.2 million in 2012, as compared to $433.2 million in 2011. Net interest income as a percentage of net interest income plus other income was 78% for the twelve months ended December 31, 2012, 75% for the twelve months ended December 31, 2011 (excluding the net realized gain on acquisition), and 74% for the twelve months ended December 31, 2010.

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

Table 8 presents average balances, taxable equivalent interest income and expense, and yields earned or paid on these assets and liabilities. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Table 9 illustrates the changes in net interest income caused by changes in average volume, rates, and yields.

The increase of $158.7 million in our taxable equivalent net interest income in 2012, as compared to 2011, was primarily the result of a $2.7 billion increase in our average interest-earning assets versus the prior year having a greater impact than the $2.2 billion increase in average interest-bearing liabilities, and a 41 basis point increase in the net interest margin, which was the result of the rate paid on interest-bearing liabilities declining 59 basis points, primarily resulting from: changes in deposit structure accounting for 17 basis points, the FHLB borrowings restructure in 2011 accounting for 22 basis points, and the 2012 redemption of debt accounting for 2 basis points. The yield earned on average interest-earning assets declined by 10 basis points from 2011 to 2012.

Variances do occur in the net interest margin, as an exact repricing of assets and liabilities is not feasible. A further explanation of the impact of asset and liability repricing is found in the section entitled “Market Risks—Interest Rate Risk.”

Table 8

Distribution of Assets, Liabilities and Shareholders’ Equity

	2012			2011			2010
	Average Balance	Taxable Equivalent		Average Balance	Taxable Equivalent		Average Balance	Taxable Equivalent
		Interest	Rate (%)		Interest	Rate (%)		Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$108,408	$144	0.13	$98,424	$108	0.11	$105,497	$182	0.17
Investment securities:
Taxable	2,320,582	53,659	2.31	2,129,908	61,845	2.90	1,720,263	59,817	3.48
Tax-advantaged	386,926	22,518	5.82	399,554	24,355	6.10	364,651	23,073	6.33

Total investment securities	2,707,508	76,177	2.81	2,529,462	86,200	3.41	2,084,914	82,890	3.98

Loans and leases, net:
Taxable	11,934,701	628,426	5.27	9,492,521	505,607	5.33	9,545,296	528,570	5.54
Tax-advantaged	386,627	21,175	5.48	311,342	17,503	5.62	254,377	15,583	6.13

Total loans and leases	12,321,328	649,601	5.27	9,803,863	523,110	5.34	9,799,673	544,153	5.55

Total interest-earning assets	15,137,244	725,922	4.80	12,431,749	609,418	4.90	11,990,084	627,225	5.23

Allowance for loan and lease losses	(189,368)			(194,746)			(184,304)
Other noninterest-earning assets	2,583,421			2,125,775			2,094,105

Total assets	$17,531,297			$14,362,778			$13,899,885

Liabilities
Deposits:
Interest-bearing demand	$5,453,701	$20,603	0.38	$3,884,182	$21,323	0.55	$3,481,728	$22,279	0.64
Savings	989,123	1,208	0.12	815,066	1,161	0.14	766,210	1,173	0.15
Time	3,939,528	47,168	1.20	3,482,801	54,294	1.56	3,628,219	80,511	2.22
Short-term borrowings	732,209	8,711	1.19	658,477	8,133	1.24	627,704	4,156	0.66
FHLB borrowings	1,076,962	13,723	1.27	1,123,801	42,024	3.74	1,056,128	43,552	4.12
Long-term debt	662,027	27,979	4.23	684,065	34,683	5.07	713,101	35,518	4.98

Total interest-bearing liabilities	12,853,550	119,392	0.93	10,648,392	161,618	1.52	10,273,090	187,189	1.82

Demand deposits	1,873,755			1,413,077			1,309,516
Other liabilities	292,388			245,592			232,439

Total liabilities	15,019,693			12,307,061			11,815,045
Equity	2,511,604			2,055,717			2,084,840

Total liabilities & shareholders’ equity	$17,531,297			$14,362,778			$13,899,885

Net interest income / yield on average earning assets		$606,530	4.01		$447,800	3.60		$440,036	3.67

Additional Information

•	Average loan balances include nonaccrual loans.
•	Tax-advantaged income has been adjusted to a tax-equivalent basis using a marginal rate of 35%.
•	For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Table 9

Changes in Net Interest Income - Tax Equivalent Basis

	2012 Versus 2011 Increase (Decrease) Due to Change in			2011 Versus 2010 Increase (Decrease) Due to Change in
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
	(Dollars in thousands)
Interest Income
Other short-term investments	$12	$23	$35	$(11)	$(63)	$(74)
Investment securities:
Taxable	5,192	(13,378)	(8,186)	12,856	(10,829)	2,027
Tax-advantaged	(756)	(1,081)	(1,837)	2,150	(867)	1,283

Total investment securities	4,436	(14,459)	(10,023)	15,006	(11,696)	3,310
Loans (net of unearned income):
Taxable	128,657	(5,838)	122,819	(2,908)	(20,055)	(22,963)
Tax-advantaged	4,133	(461)	3,672	3,279	(1,359)	1,920

Total loans	132,790	(6,299)	126,491	371	(21,414)	(21,043)

Total interest-earning assets	$137,238	$(20,735)	$116,503	$15,366	$(33,173)	$(17,807)

Interest Expense
Deposits:
Interest-bearing demand	$7,099	$(7,819)	$(720)	$2,411	$(3,367)	$(956)
Savings	227	(180)	47	73	(85)	(12)
Time	6,523	(13,649)	(7,126)	(3,113)	(23,104)	(26,217)
Short-term borrowings	885	(307)	578	213	3,764	3,977
FHLB borrowings	(1,683)	(26,618)	(28,301)	2,685	(4,213)	(1,528)
Long-term debt	(1,087)	(5,617)	(6,704)	(1,464)	629	(835)

Total interest-bearing liabilities	11,964	(54,190)	(42,226)	805	(26,376)	(25,571)

Net Interest Income	$125,274	$33,455	$158,729	$14,561	$(6,797)	$7,764

Additional Information

•	Changes that are due in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes attributed directly to volume and rate.

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

It is our policy not to renegotiate the terms of a commercial loan simply because of a delinquency status. However, we use our Troubled Debt Restructuring Program to work with delinquent borrowers when the delinquency is temporary. A commercial loan is transferred to non-accrual status if it is not well-secured and in the process of collection, and is considered delinquent in payment if either principal or interest is past due ninety days or more. Interest income received on impaired commercial loans in 2012 and 2011, was $4.3 million and $6.7 million, respectively. Interest income that would have been recorded on these loans under the original terms in 2012 and 2011 was $9.3 million and $15.7 million, respectively. At December 31, 2012, we had no binding outstanding commitments to advance additional funds with respect to these impaired loans.

Consumer loans are typically charged-off when they are 120 days past due unless they are secured by real estate. Loans secured by real estate are evaluated on the basis of collateral value. Loans that are well-secured may continue to accrue interest, while other loans are charged down to net realizable value and placed on non-accrual depending upon their loan-to-value ratio.

While the economy remained sluggish in 2011, we have seen some improvement in 2012, which we believe is reflected in the improvement in the credit quality of our loan portfolio. As a result, we decreased our provision for loan and lease losses in accordance with our assessment process, which took into consideration a $58.7 million decrease in nonaccrual loans and leases since December 31, 2011, as noted in Table 19. The provision for loan and lease losses was $64.0 million for the year ended December 31, 2012 and $110.0 million for the year ended December 31, 2011. The allowance for loan and lease losses at December 31, 2012 was 1.43% of period-end loans and leases, or $184.0 million, and 1.80% of period-end loans and leases, or $188.1 million, at December 31, 2011. Loans of $2.0 billion were acquired as part of the Tower transaction. These loans were acquired at their fair value, which incorporates a discount for credit losses. This results in increases to loan and lease balances on Susquehanna’s balance sheet without additional allowance for loan and lease losses, thus contributing to the decline in the allowance for loan and lease losses to period-end loans and leases ratio. Subsequent to the acquisition, these loans are subject to Susquehanna’s credit policies.

Table 10

Provision and Allowance for Loan and Lease Losses

	2012	2011	2010	2009	2008
	(Dollars in thousands)
Allowance for loan and lease losses, January 1	$188,100	$191,834	$172,368	$113,749	$88,569
Additions to provision for loan and lease losses charged to operations	64,000	110,000	163,000	188,000	63,831
Loans and leases charged-off during the year:
Commercial, financial, and agricultural	(22,758)	(25,552)	(22,604)	(33,887)	(17,433)
Real estate - construction	(17,598)	(36,585)	(65,709)	(65,906)	(8,885)
Real estate secured - residential	(14,343)	(18,663)	(18,562)	(7,441)	(3,883)
Real estate secured - commercial	(27,509)	(45,213)	(43,086)	(20,593)	(2,154)
Consumer	(3,364)	(3,922)	(3,464)	(3,641)	(8,075)
Leases	(4,463)	(5,310)	(8,710)	(11,873)	(4,800)

Total charge-offs	(90,035)	(135,245)	(162,135)	(143,341)	(45,230)

Recoveries of loans and leases previously charged-off:
Commercial, financial, and agricultural	9,515	5,835	4,478	4,779	1,625
Real estate - construction	3,561	7,106	6,974	1,306	5
Real estate secured - residential	1,930	1,916	923	286	226
Real estate secured - commercial	4,610	3,795	3,744	5,685	145
Consumer	1,228	1,371	1,254	1,120	3,626
Leases	1,111	1,488	1,228	784	952

Total recoveries	21,955	21,511	18,601	13,960	6,579

Net charge-offs	(68,080)	(113,734)	(143,534)	(129,381)	(38,651)

Allowance for loan and lease losses, December 31	$184,020	$188,100	$191,834	$172,368	$113,749

Average loans and leases outstanding	$12,321,328	$9,803,863	$9,799,673	$9,809,873	$9,169,996
Period-end loans and leases	12,894,741	10,447,930	9,633,197	9,827,279	9,653,873
Net charge-offs as a percentage of average loans and leases	0.55%	1.16%	1.46%	1.32%	0.42%
Allowance as a percentage of period-end loans and leases	1.43%	1.80%	1.99%	1.75%	1.18%

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is adequate to meet probable incurred loan and lease losses at December 31, 2012. There can be no assurance, however, that we will not sustain losses in future periods that could be greater than the size of the allowance at December 31, 2012. The allowance for loan and lease losses as a percentage of non-accrual loans and leases (coverage ratio) increased to 188% at December 31, 2012, from 120% at December 31, 2011. Loans of $2.0 billion were acquired as part of the Tower transaction. These loans were acquired at their fair value, with both specific and general credit write-downs taken. This method allows for loan and lease balances to increase on Susquehanna’s balance sheet without recording an additional allowance for loan and lease losses, thus reducing the increase in the coverage ratio. For more information on our accounting policy for purchased loans, refer to “Note 1. Summary of Significant Accounting Policies” to the consolidated financial statements appearing in Part II, Item 8.

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

Noninterest Income

Noninterest income, as a percentage of net interest income plus noninterest income was 22%, 30%, and 26% for 2012, 2011, and 2010, respectively. For 2011, the ratio was 25% when the net realized gain on acquisition is excluded from the noninterest income component.

The following table presents a breakdown of Susquehanna’s noninterest income.

Table 11

Noninterest Income

	Years Ended December 31,			% Change
				2012 vs. 2011	2011 vs. 2010
	2012	2011	2010
	Dollars in thousands
Service charges on deposit accounts	$34,428	$31,728	$34,467	8.5%	(7.9)%
Vehicle origination and servicing fees	10,366	7,862	6,826	31.8	15.2
Asset management fees	29,138	28,153	28,362	3.5	(0.7)
Income from fiduciary-related activities	10,266	7,333	7,259	40.0	1.0
Commissions on brokerage, life insurance, and annuity sales	8,301	8,202	7,567	1.2	8.4
Commissions on property and casualty insurance sales	15,894	14,047	12,030	13.1	16.8
Other commissions and fees	21,510	23,728	24,661	(9.3)	(3.8)
Income from bank-owned life insurance	6,471	4,931	4,965	31.2	(0.7)
Net gain on sale of loans and leases	20,244	12,747	10,918	58.8	16.8
Net realized gain on sales of securities	1,674	3,878	13,408	(56.8)	(71.1)
Net impairment losses recognized in earnings	(241)	(3,364)	(3,891)	(92.8)	(13.5)
Other	8,708	4,280	5,576	103.5	(23.2)

	166,759	143,525	152,148	16.2	(5.7)
Net realized gain on acquisition	0	39,143	0	nm	nm

Total noninterest income	$166,759	$182,668	$152,148	(8.7)	20.1

Noninterest income, excluding net realized gain on acquisition, increased $23.2 million, or 16.2%, in 2012 compared to 2011. This net increase was primarily the result of the following:

•	Increased service charges on deposit accounts of $2.7 million;

•	Increased vehicle origination and servicing fees of $2.5 million:

•	Increased income from fiduciary-related activities of $2.9 million;

•	Increased commissions on property and casualty insurance sales of $1.8 million;

•	Decreased other commissions and fees of $2.2 million;

•	Increase income from bank-owned life insurance of $1.5 million;

•	Increased net gain on sale of loans and leases of $7.5 million; and

•	Increased other non-interest income of $4.4 million.

Service charges on deposit accounts. The 8.5% increase is primarily the result of the Abington and Tower transactions.

Vehicle origination and servicing fees. The 31.8% increase is due to lease production at our Hann subsidiary increasing $176.2 million, or 94.3%, due to expanded territories and Hurricane Sandy, in 2012.

Income from fiduciary-related activities. The 40.0% increase primarily is the result of increased fees related to the acquisition of Tower trust accounts.

Commissions on property and casualty insurance sales. The 13.1% increase primarily is the result of increased volume at Addis, as well as higher premium rates from their carriers.

Other commissions and fees. The 9.3% decrease is primarily the result of $5.9 million lower debit card fees, resulting from the Dodd-Frank Act regulatory changes, partially offset by an increase in other miscellaneous commissions and fees.

Income from bank-owned life insurance. The 31.2% increase is primarily the result of the Abington and Tower transactions.

Net gain on sale of loans and leases. The 58.8% increase is the result of the increase of $238.9 million, or 76.8%, in the volume of mortgages sold due to the decline in mortgage interest rates from 2011, and expanded territories resulting from the acquisitions of Abington and Tower.

Other non-interest income. The 103.5% increase primarily is the result of $1.1 million gain on sale of various assets, $1.0 million increase in safe deposit box and real estate rental income, and $2.3 million of miscellaneous income.

Noninterest Expenses

Total noninterest expenses for the year ended December 31, 2012 were $466.8 million, excluding extinguishment of debt and merger related expenses, an increase of $71.6 million, or 18.1%, from the year ended December 31, 2011 when total noninterest expenses were $395.2 million.

The following table presents a breakdown of Susquehanna’s noninterest expense.

Table 12

Noninterest Expense

	Years Ended December 31,			% Change
				2012 v. 2011	2011 v. 2010
	2012	2011	2010
	Dollars in thousands
Salaries and employee benefits	$251,583	$209,235	$191,806	20.2%	9.1%
Occupancy	45,231	37,446	35,997	20.8	4.0
Furniture and equipment	15,725	12,596	13,647	24.8	(7.7)
Advertising and marketing	12,317	11,470	12,606	7.4	(9.0)
FDIC insurance	20,486	16,602	16,763	23.4	(1.0)
Legal fees	8,150	9,302	8,786	(12.4)	5.9
Amortization of intangible assets	12,525	8,705	9,438	43.9	(7.8)
Vehicle lease disposal	6,342	10,584	14,543	(40.1)	(27.2)
Other	94,447	79,229	79,064	19.2	0.2

	466,806	395,169	382,650	18.1	3.3
Merger related	17,351	14,991	0	15.7	nm
Loss on extinguishment of debt	5,860	50,020	0	(88.3)	nm

Total noninterest expenses	$490,017	$460,180	$382,650	6.5	20.3

Components within this category increased or decreased as follows:

•	Increased salaries and employee benefits of $42.3 million;

•	Increased occupancy of $7.8 million;

•	Increased furniture and equipment of $3.1 million;

•	Increased FDIC insurance of $3.9 million;

•	Increased amortization of intangible assets of $3.8 million;

•	Decreased vehicle lease disposal of $4.2 million;

•	Increased other noninterest expense of $15.2 million.

Salaries and employee benefits. The 20.2% increase is the result of the additional 447 employees acquired through the Abington and Tower transactions, and increased commission compensation, incentive bonus, and annual 3% merit increases.

Occupancy. The increase of 20.8% is primarily the result of additional rent expense due to offices acquired through the Abington and Tower transactions, and increased general maintenance costs.

Furniture and equipment. The 24.8% increase is the result of additional depreciation expense due to the Abington and Tower transactions, and increased general maintenance costs.

FDIC insurance. The 23.4% increase is the result of acquiring $2.9 billion of deposits through the Abington and Tower transactions.

Amortization of intangible assets. The 43.9% increase is the result of additional intangibles with finite lives acquired through the Abington and Tower transactions.

Vehicle lease disposal. The decrease of 40.1% is primarily the result of lower residual value expense and fewer cars being returned to Hann after maturity of the lease.

Other non-interest expenses. The 19.2% increase is the result of increased expenses relating to insurance ($3.2 million), consulting ($2.1 million), foreclosure, repossession and other real estate owned ($1.5 million), telephone and data communications expenses ($0.8 million), and other operating expenses related to the Abington and Tower transactions.

Income Taxes

Our effective tax rates for 2012 and 2011 were 30.8% and (20.3%), respectively.

The increase in our rate in 2012 was primarily due to the effect of the non-taxable bargain purchase accounting from the Abington acquisition, occurring in 2011. With the exception of the bargain purchase accounting, items impacting the effective tax rate in 2012, including tax-advantaged investment and loan income, were comparable to 2011. For additional information about our income taxes, refer to “Note 12. Income Taxes” to the consolidated financial statements appearing in Part II, Item 8.

Financial Condition

Summary of 2012 Compared to 2011

Total assets at December 31, 2012, were $18.0 billion, an increase of 20.5% when compared to total assets of $15.0 billion at December 31, 2011. Loans and leases increased to $12.9 billion at December 31, 2012, from $10.4 billion at December 31, 2011. Total deposits increased to $12.6 billion at December 31, 2012, from $10.3 billion at December 31, 2011. These increases were primarily due to the acquisition of Tower in the first quarter of 2012.

Equity capital at December 31, 2012 was $2.6 billion, an increase of $0.4 billion from December 31, 2011 when equity capital was $2.2 billion. The acquisitions of Abington and Tower, respectively resulted in 30.8 million and 26.7 million common shares issued, respectively, and a net increase in equity of $150.8 million and $302.1 million, respectively. As a result, book value per common share was $13.92 at December 31, 2012 and $13.96 at December 31, 2011. Tangible book value per common share was $6.88 at December 31, 2012 and $7.28 at December 31, 2011. For additional information concerning the changes in equity capital, refer to the “Consolidated Statements of Changes in Shareholders’ Equity” in Part II, Item 8.

Fair Value Measurements and The Fair Value Option for Financial Assets and Financial Liabilities

At December 31, 2012, Susquehanna had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. In addition, non-financial assets and non-financial liabilities have not been measured at fair value because we have made the determination that the impact on our financial statements would be minimal. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 22. Fair Value Disclosures” to the consolidated financial statements appearing in Part II, Item 8.

Investment Securities

Available-for-sale securities increased $282.9 million, or 12.3%, at December 31, 2012 as compared to December 31, 2011. Excluding the securities acquired in the Tower acquisition, securities available for sale increased 6.3%, or $145.6 million.

At December 31, 2012, we held no securities of any one issuer (other than securities of U.S. Government agencies and corporations, which, by regulation, may be excluded from this disclosure) where the aggregate book value exceeded 10% of shareholders’ equity.

Table 13

Fair Value of Investment Securities

Year ended December 31,	Available-for-Sale
	2012	2011	2010
	(Dollars in thousands)
U.S. Government agencies	$114,408	$148,485	$268,175
State and municipal	435,777	401,979	396,660
Mortgage-backed
Agency residential mortgage-backed	1,880,562	1,531,405	1,323,569
Non-agency residential mortgage-backed	27,450	69,071	116,811
Commercial mortgage-backed	40,380	56,819	104,842
Other debt obligations
Other structured financial products	9,550	13,293	12,503
Other debt securities	45,255	51,135	41,000
Other equity securities	24,519	22,847	23,837

Total investment securities	$2,577,901	$2,295,034	$2,287,397

Table 14

Maturities of Investment Securities

At December 31, 2012	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years but Within 10 Years	After 10 Years	Total
	(Dollars in thousands)
Available-for-Sale
U.S. Government agencies
Fair value	$0	$112,389	$2,019	$0	$114,408
Amortized cost	0	111,367	2,000	0	113,367
Yield	0.00%	1.47%	1.50%	0.00%	1.47%
State and municipal securities
Fair value	$8,781	$13,525	$89,504	$323,967	$435,777
Amortized cost	8,690	12,911	86,385	295,501	403,487
Yield (TE)	4.21%	5.34%	4.03%	5.90%	5.45%
Agency residential mortgage-backed securities
Fair value	$0	$2,179	$861,108	$1,017,275	$1,880,562
Amortized cost	0	2,035	847,363	994,113	1,843,511
Yield	0.00%	4.03%	1.79%	2.31%	2.07%
Non-agency residential mortgage-backed securities
Fair value	$0	$0	$48	$27,402	$27,450
Amortized cost	0	0	47	29,381	29,428
Yield	0.00%	0.00%	2.57%	4.60%	4.60%
Commercial mortgage-backed securities
Fair value	$0	$10,337	$0	$30,043	$40,380
Amortized cost	0	10,054	0	28,793	38,847
Yield	0.00%	5.91%	0.00%	5.95%	5.94%
Other structured financial products
Fair value	$0	$0	$0	$9,550	$9,550
Amortized cost	0	0	0	25,011	25,011
Yield	0	0	0	1.05%	1.05%
Other debt securities
Fair value	$0	$5,283	$0	$39,972	$45,255
Amortized cost	0	4,995	0	38,081	43,076
Yield	0	2.73%	0	5.70%	5.36%
Equity securities
Fair value	$0	$0	$0	$24,519	$24,519
Amortized cost	0	0	0	24,097	24,097
Yield	0	0	0	1.78%	1.78%
Total Securities
Fair value	$8,781	$143,713	$952,679	$1,448,209	$2,577,901
Amortized cost	8,690	141,362	935,795	1,410,880	2,520,824
Yield	4.21%	2.22%	2.00%	3.23%	2.72%

Additional Information

•	Weighted-average yields are based on amortized cost. For presentation in this table, yields on tax-exempt securities have been calculated on a tax-equivalent basis.

•

Information presented in this table regarding mortgage-backed securities is based on final contractual maturities. For additional information about our investment securities portfolio, refer to “Note 4. Investment Securities” and “Note 22. Fair Value Disclosures” to the consolidated financial statements appearing in Part II, Item 8.

Loans and Leases

During 2012, we saw the economy within our market show some improvement. As a result of this and the Tower acquisition, loans and leases, net of unearned income, increased 23.4%, from $10.4 billion at December 31, 2011, to $12.9 billion at December 31, 2012. Excluding the loans acquired in the Tower transaction, loans and leases increased 4.5%. Commercial, financial, and agricultural loans increased $402.6 million ($265.6 million excluding Tower), net of charge-offs of $22.8 million. Real estate construction loans, which we consider to be higher-risk loans, increased by $18.6 million ($190.9 million decline excluding Tower), net of charge-offs of $17.6 million. This 23.0% decrease, excluding Tower, in real estate construction loans was primarily due to our plan to decrease that portfolio, thereby reducing our exposure in a segment that has been particularly stressed during this recession, to the current level which we believe to be appropriate from a risk perspective. For additional information about our real estate construction portfolio, refer to the discussion under “Risk Assets” presented in PART II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition. Consumer loans increased by $120.2 million ($105.2 million excluding Tower) since December 31, 2011. Loans secured by commercial real estate increased by $827.7 million ($27.3 million decline excluding Tower) in 2012. Loans secured by residential real estate increased by $853.3 million ($94.5 million excluding Tower) during the same period, and leasing assets increased by $224.5 million, or 33.2%, from December 31, 2011.

Table 15 presents loans outstanding, by type of loan, in our portfolio for the past five years. Our bank subsidiary historically has reported a significant amount of loans secured by real estate. Many of these loans have real estate collateral taken as additional security not related to the acquisition of the real estate pledged. Open-ended home equity loans totaled $1.3 billion at December 31, 2012. Senior liens on 1-4 family residential properties totaled $2.1 billion at December 31, 2012, and much of the $3.7 billion in loans secured by non-farm, non-residential properties represented collateralization of operating lines of credit or term loans that finance equipment, inventory, or receivables. Loans secured by farmland totaled $241.0 million, while loans secured by multi-family residential properties totaled $357.8 million at December 31, 2012.

Table 15

Loan and Lease Portfolio

At December 31,	2012		2011		2010		2009		2008
	Amount	% of Loans to Total Loans and Leases	Amount	% of Loans to Total Loans and Leases	Amount	% of Loans to Total Loans and Leases	Amount	% of Loans to Total Loans and Leases	Amount	% of Loans to Total Loans and Leases
	(Dollars in thousands)
Commercial, financial, and agricultural	$2,273,611	17.6%	$1,871,027	17.9%	$1,816,519	18.9%	$2,050,110	21.0%	$2,063,942	21.4%
Real estate:
construction	847,781	6.6	829,221	7.9	877,223	9.1	1,114,709	11.3	1,313,647	13.6
residential	4,065,818	31.5	3,212,562	30.8	2,666,692	27.7	2,369,380	24.1	2,298,709	23.8
commercial	3,964,608	30.8	3,136,887	30.0	2,998,176	31.0	3,060,331	31.1	2,875,502	29.8
Consumer	842,552	6.5	722,329	6.9	603,084	6.3	482,266	4.9	419,371	4.3
Leases	900,371	7.0	675,904	6.5	671,503	7.0	750,483	7.6	682,702	7.1

Total	$12,894,741	100.0%	$10,447,930	100.0%	$9,633,197	100.0%	$9,827,279	100.0%	$9,653,873	100.0%

Table 16 presents the maturity of commercial, financial, and agricultural loans, as well as real estate – construction loans. Table 17 presents the allocation of the allowance for loan and lease losses by type of loan.

Table 16

Loan Maturity and Interest Sensitivity

At December 31, 2012	Under One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)
Maturity
Commercial, financial, and agricultural	$1,140,768	$910,249	$222,594	$2,273,611
Real estate - construction	402,105	290,532	155,144	847,781

	$1,542,873	$1,200,781	$377,738	$3,121,392

Rate sensitivity of loans with maturities greater than 1 year
Variable rate		$490,317	$40,289
Fixed rate		710,464	337,449

		$1,200,781	$377,738

Table 17

Allocation of Allowance for Loan and Lease Losses

At December 31,	2012	2011	2010	2009	2008
	(Dollars in thousands)
Commercial, financial, and agricultural	$30,207	$30,086	$31,608	$27,350	$22,599
Real estate - construction	25,171	36,868	50,250	54,305	31,734
Real estate secured - residential	40,292	28,839	28,321	22,815	16,189
Real estate secured - commercial	68,673	77,672	69,623	56,623	33,765
Consumer	3,568	3,263	2,805	3,090	3,253
Leases	13,341	10,561	8,643	7,958	5,868
Purchased loans now impaired (2)	1,087	0	0	0	0
Overdrafts	154	35	36	37	34
Loans in process	1,278	742	513	121	285
Unallocated	249	35	35	69	22

Total	$184,020	$188,100	$191,834	$172,368	$113,749

Reserve for unfunded commitments (1)	$3,732	$975	$975	$975	$975

(1)	Included in Other liabilities.
(2)	Non-impaired at acquisition.

Substantially all of our loans and leases are to enterprises and individuals in our market area. As shown in Table 18, there is no concentration of loans to borrowers in any one industry, or related industries, which exceeds 10% of total loans at December 31, 2012.

Table 18

Loan Concentrations

At December 31, 2012	Permanent	Construction	All Other	Total Amount	% of Nonaccrual in Each Category	% of Total Loans and Leases Outstanding
	(Dollars in thousands)
Real estate - residential	$764,479	$37,642	$46,180	$848,301	2.51%	6.58%
Real estate - retail	491,169	6,068	1,672	498,909	0.60%	3.87%
Lessors of professional offices	422,567	31,006	12,484	466,057	3.95%	3.61%
Residential construction	148,364	250,810	22,490	421,663	3.88%	3.27%
Manufacturing	118,118	1,437	213,762	333,317	1.87%	2.58%
Elderly/chid care services	155,174	29,852	142,288	327,315	0.00%	2.54%
Land development (site work) construction	101,274	183,088	23,514	307,876	6.16%	2.39%
Medical services	95,223	57	212,767	308,046	0.32%	2.39%
Agricultural	234,697	5,510	48,862	289,069	4.48%	2.24%
Hotels/motels	242,063	12,465	24,744	279,272	1.36%	2.17%
Commercial construction	148,411	95,976	18,159	262,546	0.68%	2.04%
Public services	86,557	13,111	132,886	232,555	1.65%	1.80%
Warehouses	220,539	1,090	181	221,810	0.00%	1.72%
Wholesalers	66,992	8,828	139,378	215,198	5.57%	1.67%
Contractors	89,773	4,490	83,442	177,704	3.24%	1.38%
Retail consumer goods	103,739	351	72,793	176,882	2.10%	1.37%
Motor vehicles	104,829	22	52,134	156,985	1.41%	1.22%
Financial Services	19,886	0	118,226	138,112	3.81%	1.07%
Real estate - mixed use	125,997	1,218	673	127,888	0.72%	0.99%
Restaurants/bars	106,551	107	16,400	123,058	2.89%	0.95%
Recreation	96,251	5,199	16,973	118,423	2.22%	0.92%
Transportation	16,837	166	71,677	88,680	0.39%	0.69%
Industrial	31,071	0	51,626	82,698	1.90%	0.64%
Real estate services	72,509	320	1,993	74,821	0.71%	0.58%
Insurance Services	16,224	14	46,492	62,729	1.76%	0.49%

At December 31, 2011	Permanent	Construction	All Other	Total Amount	% of Nonaccrual in Each Category	% of Total Loans and Leases Outstanding
	(Dollars in thousands)
Real estate - residential	$578,523	$34,654	$29,345	$642,522	3.94%	6.15%
Real estate - retail	411,759	5,394	2,018	419,171	1.36%	4.01%
Lessors of professional offices	325,603	9,537	2,338	337,478	2.05%	3.23%
Residential construction	109,232	199,998	24,062	333,292	6.76%	3.19%
Land development (site work) construction	64,081	226,896	34,886	325,863	4.16%	3.12%
Motor vehicles	272,758	277	43,795	316,830	0.76%	3.03%
Manufacturing	100,409	1,144	163,209	264,762	0.68%	2.53%
Elderly/chid care services	84,899	49,421	109,507	243,827	0.00%	2.33%
Agricultural	193,701	3,983	35,080	232,764	4.47%	2.23%
Hotels/motels	204,245	12,007	2,062	218,314	0.33%	2.09%
Medical services	72,287	624	142,992	215,903	1.46%	2.07%
Commercial construction	104,050	83,407	24,252	211,709	0.85%	2.03%
Warehouses	183,656	2,257	480	186,393	0.07%	1.78%
Wholesalers	45,331	6,405	120,733	172,469	0.54%	1.65%
Retail consumer goods	92,309	144	55,803	148,256	1.95%	1.42%
Public services	54,872	4,467	87,360	146,699	0.44%	1.40%
Contractors	61,873	3,015	72,545	137,433	4.27%	1.32%
Restaurants/bars	90,430	1,179	13,405	105,014	4.88%	1.01%
Recreation	64,574	5,560	14,530	84,664	0.45%	0.81%
Transportation	9,785	382	63,002	73,169	1.55%	0.70%
Industrial	5,163	25,000	37,644	67,807	0.00%	0.65%
Real estate services	56,185	1,381	7,332	64,898	0.41%	0.62%
Insurance Services	12,638	17	37,589	50,244	3.23%	0.48%

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

Troubled debt restructurings are loans for which we, for legal or economic reasons related to a debtor’s financial difficulties, have granted a concession to the debtor that we otherwise would not have considered. Concessions that result in the categorization of a loan as a troubled debt restructuring include:

•	Reduction (absolute or contingent) of the stated interest rate;

•	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk;

•	Reduction (absolute or contingent) of the face amount or maturity amount of the debt as stated in the instrument or other agreement; or

•	Reduction (absolute or contingent) of accrued interest.

Table 19 is a presentation of the five-year history of risk assets.

Table 19

Risk Assets

At December 31,	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-performing assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$10,464	$14,385	$20,012	$20,282	$13,882
Real estate - construction	14,817	37,727	57,779	97,717	49,774
Real estate secured - residential	28,440	41,922	50,973	37,254	18,271
Real estate secured - commercial	42,621	61,497	65,313	59,181	22,477
Consumer	43	0	1	27	844
Leases	1,382	947	2,817	5,093	65

Total nonaccrual loans and leases	97,767	156,478	196,895	219,554	105,313
Foreclosed real estate	26,245	41,050	18,489	24,292	10,313

Total non-performing assets	$124,012	$197,528	$215,384	$243,846	$115,626

Total non-performing assets as a percentage of period-end loans and leases and foreclosed real estate	0.96%	1.88%	2.23%	2.48%	1.20%
Allowance for loan and lease losses as a percentage of nonaccrual loans and leases	188%	120%	97%	79%	108%
Loans contractually past due 90 days and still accruing (1)	$8,209	$10,077	$20,588	$14,820	$22,316
Troubled debt restructurings	67,775	72,852	114,566	58,244	2,566

(1)	Loans contractually ninety days past due and still accruing interest are those loans that are well secured and in the process of collection.

Nonaccrual loans and leases decreased from $156.5 million at December 31, 2011, to $97.8 million at December 31, 2012. The net decrease was primarily the result of the resolution of many real estate – construction and real estate secured – commercial credits during 2012. As a result, total nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate decreased from 1.88% at December 31, 2011 to 0.96% at December 31, 2012.

Real Estate - Construction

At December 31, 2012, real estate – construction loans comprised only 6.6% of our total loan and lease portfolio but accounted for 15.2% of total nonaccrual loans and leases, 13.7% of our allowance for loan and lease losses, and for the year ended December 31, 2012, this loan type accounted for 20.6% of total net charge-offs. As a result, we consider these real-estate construction loans to be higher-risk loans. To mitigate the risk of continued significant losses with regard to this portfolio, we have tightened the advance ratios for raw land, from 65% to 60% of appraised value or cost, whichever is less; for land approved/unimproved, from 70% to 65%; for land approved/improved, from 75% to 70%; and for construction of houses, apartments, or commercial buildings, from 75% to 70%.

Additional information about our real estate – construction loan portfolio is presented in Tables 20, 21, and 22. Categories within these tables are defined as follows:

•	Construction loans—loans used to fund vertical construction for residential and non-residential structures;

•	Land development loans—loans secured by land for which the approvals for site improvements have been obtained, the site improvements are in progress, or the site improvements have been completed; and

•	Raw land—loans secured by land for which there are neither approvals nor site improvements.

Table 20

Construction, Land Development, and Other Land Loans – Portfolio Status

Category	Balance at December 31, 2012	% of Total Construction	Past Due 30-89 Days	Past Due 90 Days and Still Accruing	Nonaccrual	Other Internally Monitored (1)	Net Charge-offs (2)	Reserve (3)
	(Dollars is thousands)
1-4 Family:
Construction	$193,774	22.9%	0.2%	0.0%	4.2%	24.7%	1.4%	3.2%
Land development	193,672	22.8	0.2	0.1	0.4	20.3	0.5	3.4
Raw land	1,292	0.2	0.0	0.0	0.0	0.0	79.3	1.2

	388,738	45.9	0.2	0.0	2.3	22.4	2.2	3.3

All Other:
Construction:
Investor	185,231	21.9	0.0	0.0	0.1	8.4	1.3	2.5
Owner-occupied	62,864	7.4	0.0	0.0	1.0	5.4	0.0	2.4
Land development:
Investor	164,153	19.4	5.7	0.0	3.2	26.6	1.1	3.1
Owner-occupied	13,319	1.6	0.0	0.0	0.0	18.6	2.4	3.8
Raw land:
Investor	32,586	3.8	0.6	0.0	0.0	19.8	2.3	2.3
Owner-occupied	890	0.1	0.0	0.0	0.0	7.8	0.0	0.5

	459,043	54.1	2.1	0.0	1.3	15.6	1.2	2.7

Total	$847,781	100.0	1.2	0.0	1.8	18.7	1.6	3.0

(1)	Represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list, excluding nonaccrual and past-due loans reflected in the prior three columns.
(2)	Represents the amount of net charge-offs in each category for the last twelve months divided by the category loan balance at December 31, 2012 plus the net charge-offs.
(3)	Represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at December 31, 2012.

Table 21

Construction, Land Development, and Other Land Loans – Collateral Locations

Category	Balance at December 31, 2012	Geographical Location by %
		Maryland	New Jersey	Pennsylvania	Other
	(Dollars in thousands)
1-4 Family:
Construction	$193,774	38.0%	1.9%	57.3%	2.9%
Land development	193,672	40.1	3.8	37.9	18.3
Raw land	1,292	0.0	21.8	78.2	0.0

	388,738	38.9	2.9	47.7	10.5

All Other:
Construction:
Investor	185,231	37.2	12.5	40.3	10.0
Owner-occupied	62,864	43.4	0.5	56.1	0.0
Land development:
Investor	164,153	18.9	1.6	64.2	15.3
Owner-occupied	13,319	38.7	0.0	61.3	0.0
Raw land:
Investor	32,586	13.8	6.3	76.5	3.4
Owner-occupied	890	47.1	0.0	52.9	0.0

	459,043	29.9	6.1	54.2	9.7

Total	$847,781	34.0	4.7	51.2	10.1

Table 22

Construction, Land Development, and Other Land Loans – Portfolio Characteristics

Category	Balance at December 31, 2012	Global Debt Coverage Ratio Less than 1.1 Times (1)	Average Loan to Value (current)
	(Dollars in thousands)
1-4 Family:
Construction	$193,774	10.3%	81.1%
Land development	193,672	9.7	71.0
Raw land	1,292	0.0	60.2

	388,738	10.0	77.3

All Other:
Construction:
Investor	185,231	16.0	71.5
Owner-occupied	62,864	4.4	52.7
Land development:
Investor	164,153	23.7	79.4
Owner-occupied	13,319	50.0	52.7
Raw land:
Investor	32,586	23.2	90.3
Owner-occupied	890	0.0	85.7

	459,043	19.8	75.8

	$847,781	14.7	76.6

(1)	Global debt coverage ratio is calculated by analyzing the combined cash flows of the borrower, its related entities, and the guarantors (if any). The final global cash flow is divided by the global debt service for the same entities to determine the coverage ratio.

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

Loans designated as potential problem loans in the real estate - construction loan portfolio are reviewed quarterly by our loan review department (“Loan Review”) and executive management. This review consists of an analysis of the project’s historical results; the project’s projected results over the next four quarters; current financial information of the borrower and any guarantors; and a fifteen-month rolling cash flow of the projects financed by us and other lending institutions. In these meetings, we determine which loans are to be placed on nonaccrual and any downgrades or upgrades in ratings.

All potential problem real estate - construction loans are tested quarterly for impairment. The loan must meet the following criteria or it will be considered impaired:

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

•	Potential problem loans are generally assigned to our special-asset group or work-out department. While the loans are assigned to these areas:

•	These groups work under the same process that was used to determine that the loan was impaired (as described above) to monitor the collectability of these loans.

•	Collateral is appraised by outside vendors. Appraisals are generally kept current (no more than one-year old).

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

We also review the liquidity of any guarantors (the secondary source for continuance of the project) to determine if their liquidity will support any extension of the project due to slower than expected absorption. If the result of any of the determinations set forth above is negative, we consider the loan to be impaired, and it is included in our evaluation of the allowance for loan and lease losses. If a loan is determined to be impaired, the net realizable value of the underlying collateral is calculated by using a current appraisal, and any short fall is charged off. All partially charged-off loans are included in the calculation for the loan and lease loss reserve.

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

We believe that we are well-equipped to evaluate the guarantors of loans. More than half of our commercial real estate borrowers have been our customers for over ten years and in the market for at least fifteen years. Most of our lenders have been working within their specific markets for fifteen or more years, and those whose experience is less than that time period are supervised by people who have the experience. Therefore, we have a strong historical perspective as to how borrowers performed during all stages of the economic cycle. In addition, third-party credit checks are used to determine their history and, when appropriate, how they have performed when real estate projects have not gone as expected.

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

Troubled Debt Restructurings (“TDRs”)

Troubled debt restructurings have decreased from $72.9 million at December 31, 2011 to $67.8 million at December 31, 2012 due to cures, paydowns, transfers to non-accrual, and charge-offs. Additional charge-offs subsequent to the restructuring during the years ended December 31, 2012 and 2011, totaled $1.1 million and $15.7 million, respectively.

A borrower with a restructured loan must maintain a 1.10X DCR as a stand-alone entity or a 1.10X GCF together with its guarantor. If the borrower fails to maintain that ratio or cannot recover to a 1.10X DCR or GCF within a six-month period, the restructured loan will be returned to nonaccrual status. Also, if a borrower is over ninety days past due, the restructured loan will be returned to nonaccrual status. Loans that have been restructured but have not recovered to a 1.10X DCR or GCF will remain on nonaccrual even when a forbearance agreement has been executed. When the borrower achieves a DCR or GCF of 1.10X or greater, the loan will be considered for return to restructured accruing status so long as the loan is current as to the restructured terms.

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

In situations where the restructuring results in an interest-only period (greater than 3 months but not longer than 14 months), our analysis of the borrower’s historical cash flow must conclude that the borrower can make the interest-only payments. Furthermore, the fifteen-month rolling projections must demonstrate that the borrower will achieve cash flow levels that will support a return to payments of principal and interest at a market rate within the timeframe prescribed in the forbearance agreement.

Additionally, in the third quarter of 2012, we began to consider bankruptcies as a strong indicator of a loan being classified as a troubled debt restructuring.

At the time of restructuring, the amount of the loan for which we are not reasonably assured of repayment is charged-off, but not forgiven. We have not had any additional charge-offs during 2012 and 2011 for any portion of the loans (after the initial charge-offs were taken at the time of the restructuring) for any of our troubled debt restructurings that accrue interest at the time the loans are restructured.

A borrower with a restructured loan must make six consecutive monthly payments at the restructured level and be current as to both interest and principal to be on accrual status. Furthermore, for a loan to be no longer considered restructured, it must cross over a calendar year-end and be at a market rate of interest at the time of restructuring.

Impaired Loans

Of the $282.7 million of impaired loans (nonaccrual, non-consumer relationships greater than $0.5 million plus accruing restructured loans) at December 31, 2012, $201.2 million, or 71.2%, had no related reserve. The determination that no related reserve for these collateral-dependent loans was required was based on the net realizable value of the underlying collateral.

Impaired loans have a net realizable value (“NRV”) that is based on a recent appraisal (generally less than one year) of the collateral. That NRV is calculated by the loan officer, reviewed by Loan Review and finally reviewed by our credit risk department. If the NRV is greater than the loan amount, then no impairment loss exists. If the NRV is less than the loan amount, a specific reserve is established for a period of up to ninety days to allow time for the borrower to pledge additional collateral. If the borrower is unable or unwilling to pledge additional collateral, a charge-off is recorded.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing under contract but for which potential credit problems have caused us to place them on our internally monitored loan list. The decrease in potential problem loans, which are not included in Table 23, can be attributed to a stabilization of economic conditions. Continuing difficulties in the economy and the accompanying impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others not currently so identified being classified as non-performing assets in the future.

Table 23

Potential Problem Loans by Loan Category

At December 31,	2012	2011	2010
	(Dollars in thousands)
Commercial, financial, and agricultural	$50,215	$49,316	$59,793
Real estate - construction	48,020	57,796	68,204
Real estate secured - residential	13,260	9,490	15,972
Real estate secured - commercial	166,032	157,208	173,827

Total potential problem loans	$277,527	$273,810	$317,796

Loans with principal and/or interest delinquent ninety days or more and still accruing interest totaled $8.2 million at December 31, 2012, a decrease of $1.9 million, from $10.1 million at December 31, 2011. Continued difficulties in the economy may adversely affect certain other borrowers and may cause additional loans to become past due beyond ninety days or to be placed on non-accrual status because of the uncertainty of receiving full payment of either principal or interest on these loans.

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

We believe that fiscal year 2013 will be better than 2012, but will still be a challenging year in confronting the effects of the current economic and regulatory environments which affect the commercial and industrial, commercial real estate, and consumer credit segments. However, we also believe that we have the proper monitoring systems in place to recognize issues in an appropriate time frame and to minimize the effect on our earnings.

Goodwill and Other Identifiable Intangible Assets

We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. This test, which requires significant judgment and analysis, involves discounted cash flows and market-price multiples of non-distressed financial institutions.

We performed our annual goodwill impairment tests in the second quarter of 2012, and determined that the fair value of each of our reporting units exceeded its book value, and there was no goodwill impairment. At December 31, 2012, having taken into consideration current market conditions, we decided that it would be prudent to perform interim goodwill impairment tests for our bank reporting unit. We determined, as of December 31, 2012, that there was no goodwill impairment, as the fair value of the reporting unit exceeded its book value by 24.1%.

For additional information about goodwill, refer to “Note 8. “Goodwill and Other Intangible Assets” to the consolidated financial statements appearing in Part II, Item 8.

Deposits

Our deposit base is consumer-oriented, consisting of time deposits, primarily certificates of deposit with various terms, interest-bearing demand accounts, savings accounts, and demand deposits. Average deposit balances by type and the associated average rate paid are summarized in Table 24.

Table 24

Average Deposit Balances

Year ended December 31,	2012		2011		2010
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Demand deposits	$1,873,755	0.00%	$1,413,077	0.00%	$1,309,516	0.00%
Interest-bearing demand deposits	5,453,701	0.38	3,884,182	0.55	3,481,728	0.64
Savings deposits	989,123	0.12	815,066	0.14	766,210	0.15
Time deposits	3,939,528	1.20	3,482,601	1.56	3,628,219	2.22

Total	$12,256,107		$9,594,926		$9,185,673

Total deposits increased $2.3 billion, or 22.2%, from December 31, 2011 to December 31, 2012. Time deposits increased 9.7% while our core deposits, which consist of noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits, increased 28.5%. Excluding the deposits acquired in the Tower transaction, total deposits increased $215.2 million, or 2.1%, including core deposits which increased $675.4 million, or 9.8%, while time deposits declined 13.5%, or $460.2 million. These changes, in part, reflect the results of our continuing strategy to improve our mix of deposits by allowing high-cost, single-service certificates of deposit to run off.

We do not rely upon time deposits of $0.1 million or more as a principal source of funds, as they represent only 11.8% of total deposits. Table 25 presents a breakdown by maturity of time deposits of $0.1 million or more as of December 31, 2012.

Table 25

Deposit Maturity at December 31, 2012

	December 31,
(Dollars in thousands)	2012	2011
Three months or less	$438,880	$259,286
Over three months through six months	222,404	187,167
Over six months through twelve months	390,481	307,765
Over twelve months	430,915	500,964

Total	$1,482,680	$1,255,182

Borrowings

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

On September 18, 2012, we completed a redemption of all of the outstanding 9.375% Capital Securities, Series I, having an aggregate liquidation amount of $125,010,000, that were issued by Susquehanna Capital I, also an affiliated Delaware trust (the “Capital Securities”). The Capital Securities, which by their terms had a final repayment date of December 12, 2057, were redeemed at the full amount of $125,010,000 plus all accrued and unpaid interest thereon to the redemption date. As a result of the redemption, the securities were delisted from the New York Stock Exchange.

On October 15, 2012, we completed a redemption of all of the outstanding 9% Subordinated Notes, having an aggregate liquidation amount of $9,000,000, that were issued by Tower Bancorp, Inc. which was acquired by

Susquehanna Bancshares, Inc. on February 17, 2012. The Notes, which by their terms had a final repayment date of July 1, 2014, were redeemed at the full amount of $9,000,000 plus all accrued and unpaid interest thereon to the redemption date.

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

On November 2, 2012, we completed a redemption of all of the outstanding 6.05% Subordinated Notes, having an aggregate liquidation amount of $75,000,000, that were issued by Susquehanna Bancshares, Inc. The Notes, which by their terms had a final repayment date of November 2, 2012, were redeemed at the full amount of $75,000,000 plus all accrued and unpaid distributions thereon to the redemption date.

On December 14, 2012, we completed a redemption of all of the outstanding 10.3% Cumulative Trust Preferred Securities, having an aggregate liquidation amount of $16,088,000, that were issued by Patriot Bank Corp. which was acquired by Susquehanna Bancshares, Inc. on June 10, 2004. The Trust Preferred Securities, which by their terms had a final repayment date of June 20, 2027, were redeemed at the full amount of $16,088,000 plus all accrued and unpaid distributions thereon to the redemption date.

Susquehanna funded these redemptions with available cash and the proceeds from its $150,000,000 offering of 5.375% Senior Notes due 2022 completed August 15, 2012. Associated with the redemptions, Susquehanna incurred losses on the extinguishment of debt due to the write-off of capitalized debt issuance costs. The pre-tax loss on extinguishment relating to these redemptions was $1.2 million for the Trust Preferred Securities and $4.7 million for the Capital Securities, respectively, and the after-tax loss on extinguishment relating to these redemptions was $0.8 million for the Trust Preferred Securities and $3.1 million for the Capital Securities, respectively.

For additional information about borrowings, refer to “Note 10. Borrowings” to the consolidated financial statements appearing in Part II, Item 8.

Contractual Obligations and Commercial Commitments

Table 26 presents certain of our contractual obligations and commercial commitments at December 31, 2012 and their expected year of payment or expiration.

Table 26

Contractual Obligations and Commercial Commitments at December 31, 2012

Contractual Obligations

	Payments Due by Period
At December 31, 2012	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)
Certificates of deposit	$3,740,005	$2,447,348	$961,570	$259,639	$71,448
FHLB borrowings	1,199,062	1,109,857	33,538	6,860	48,807
Long-term debt	405,948	785	75,000	236	329,927
Operating leases	166,182	20,884	37,349	33,199	74,750
Residual value guaranty fees	9,300	3,000	6,300	0	0

	Payments Due by Period
At December 31, 2011	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)
Certificates of deposit	$3,412,464	$1,893,858	$1,201,704	$250,147	$66,755
FHLB borrowings	971,020	905,743	28,907	28,074	8,296
Long-term debt	499,347	75,000	75,000	0	349,347
Operating leases	145,245	17,607	32,092	27,389	68,157
Residual value guaranty fees	9,000	3,000	6,000	0	0

Other Commercial Commitments

	Commitment Expiration by Period
At December 31, 2012	Total	Less than 1 Year	1 - 3 Years	4 -5 Years	Over 5 Years
	(Dollars in thousands)
Stand-by letters of credit	$386,763	$270,146	$116,488	$101	$28
Commercial commitments	968,884	821,769	55,133	82,618	9,364
Real estate commitments	265,376	245,955	5,236	8,203	5,982

	Commitment Expiration by Period
At December 31, 2011	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)
Stand-by letters of credit	$294,368	$203,047	$90,593	$84	$644
Commercial commitments	785,987	630,240	129,074	18,153	8,520
Real estate commitments	205,036	135,675	62,152	5,778	1,431

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

On October 1, 2011, Susquehanna completed its acquisition of Abington, issuing a total of 26.7 million shares of Susquehanna common stock, par value $2.00, in connection with the transaction. The Abington acquisition increased total shareholders’ equity by $150.8 million.

On February 17, 2012, Susquehanna completed its acquisition of Tower, issuing a total of 30.8 million shares of Susquehanna common stock, par value $2.00, in connection with the transaction. The Tower acquisition increased total shareholders’ equity by $302.1 million.

Capital Adequacy

The maintenance of a strong capital base at the parent company level as well as at the bank level is an important aspect of our philosophy. We and the bank have leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity is considered “well capitalized” under regulatory guidelines.

In June of 2012, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation published three Notices of Proposed Rulemaking (“NPR”) to implement aspects of Basel III, as well as to implement aspects of the Dodd-Frank Wall Street Reform Act and the Consumer Protection Act. If the three NPRs become finalized substantially in their current form as expected, there will be changes to the calculation of risk weighted assets as well as limitations on what is permissible to include as Tier I Capital. When promulgated we expect the final rules to have implementation periods at various points over the next several years. In addition to preparing for the impact of these rules, we are continuing to monitor the rulemaking process for any modifications or clarifications that may be made prior to finalization. In anticipation of the final rules we have redeemed some of our trust preferred securities and capital securities that would be affected by the rules, and we continue to investigate our options for redeeming others in the future.

For additional information related to our risk-based capital ratios, see “Note 23. Regulatory Requirements and Other Restrictions” to the consolidated financial statements appearing in Part II, Item 8.

Market Risks

The types of market risk exposures generally faced by us include:

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

Liquidity Risk

The maintenance of adequate liquidity — the ability to meet the cash requirements of our customers and other financial commitments — is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources — purchased funds, repurchase agreements, and deposit accounts — allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At December 31, 2012 and 2011, our bank subsidiary had approximately $1.5 billion and $715.4 million, respectively, available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and $2.4 billion and $1.3 billion, respectively, more would have been available provided that additional collateral had been pledged. In addition, at December 31, 2012 and 2011, we had unused federal funds lines of $1.0 billion and $987.0 million, respectively, and aggregate brokered certificates of deposits of only $392.8 million and $165.5 million, respectively.

In addition, we have pledged certain auto leases, certain auto loans, certain commercial finance leases, and certain investment securities to obtain collateralized borrowing availability at the Federal Reserve’s Discount Window. At December 31, 2012 and 2011, we had unused collateralized availability of $1.1 billion and $983.9 million, respectively.

Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $39.6 million and $55.8 million, respectively, at December 31, 2012 and 2011, and represented additional sources of liquidity.

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

Our interest rate risk using the static gap analysis is presented in Table 27. This method reports the difference between interest-rate sensitive assets and liabilities at a specific point in time. Management uses the static gap methodology to identify our directional interest-rate risk. Table 27 also illustrates our estimated interest-rate sensitivity (periodic and cumulative) gap positions as calculated as of December 31, 2012 and 2011. These estimates include anticipated prepayments on commercial and residential loans, and mortgage-backed securities, in addition to certain repricing assumptions relative to our core deposits. Traditionally, an institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive. An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates. Static gap analysis is widely accepted because of its simplicity in identifying interest rate risk exposure; but it ignores market spread adjustments, the changing mix of the balance sheet, planned balance sheet management strategies, and the change in prepayment assumptions.

Table 27

Balance Sheet Gap Analysis

At December 31, 2012	1-3 months	3-12 months	1-3 years	Over 3 years	Total
	(Dollars in thousands)
Assets
Short-term investments	$119,177	$0	$0	$0	$119,177
Investments	455,106	439,927	754,227	1,081,075	2,730,335
Loans and leases, net of unearned income	5,715,577	2,099,530	2,752,033	2,327,601	12,894,741

Total	$6,289,860	$2,539,457	$3,506,260	$3,408,676	$15,744,253

Liabilities
Interest-bearing demand	$2,331,658	$1,165,829	$1,748,744	$582,916	$5,829,147
Savings	412,917	206,458	309,688	103,229	1,032,292
Time	333,027	1,067,493	658,466	203,277	2,262,263
Time in denominations of $100 or more	438,880	612,885	303,104	127,811	1,482,680
Total borrowings	2,240,519	11,018	32,954	245,550	2,530,041

Total	$5,757,001	$3,063,683	$3,052,956	$1,262,783	$13,136,423

Impact of other assets, other liabilities, capital, and noninterest-bearing deposits:	$890,057	$126,282	$(529,642)	$(3,099,109)
Interest Sensitivity Gap:
Periodic	$1,422,916	$(397,944)	$(76,338)	$(953,216)
Cumulative		1,024,972	948,634	(4,582)
Cumulative gap as a percentage of total assets	8%	6%	5%	0%

At December 31, 2011	1-3 months	3-12 months	1-3 years	Over 3 years	Total
	(Dollars in thousands)
Assets
Short-term investments	$121,686	$0	$0	$0	$121,686
Investments	327,137	250,851	542,415	1,302,703	2,423,106
Loans and leases, net of unearned income	4,549,859	1,474,462	2,299,960	1,957,757	10,282,038

Total	$4,998,682	$1,725,313	$2,842,375	$3,260,460	$12,826,830

Liabilities
Interest-bearing demand	$1,775,794	$887,898	$1,331,846	$443,949	$4,439,487
Savings	347,484	173,742	260,613	86,871	868,710
Time	335,518	800,141	824,150	191,330	2,151,139
Time in denominations of $100 or more	258,700	491,264	371,996	125,560	1,247,520
Total borrowings	1,846,195	87,669	29,001	274,567	2,237,432

Total	$4,563,691	$2,440,714	$2,817,606	$1,122,277	$10,944,288

Impact of other assets, other liabilities, capital, and noninterest-bearing deposits:	$(21,836)	$117,205	$(81,375)	$(1,904,944)
Interest Sensitivity Gap:
Periodic	$413,155	$(598,196)	$(56,606)	$233,240
Cumulative		(185,041)	(241,647)	(8,407)
Cumulative gap as a percentage of total assets	3%	-1%	-2%	0%

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

Our floating-rate loan portfolio is primarily indexed to national interest rate indices. The portfolio is funded by interest-bearing liabilities which are determined by other indices, primarily deposits and FHLB borrowings. A changing interest rate environment may result in different levels of changes to the different indices resulting in disproportionate changes in the value of, and the net earnings generated from, such financial instruments. Basis risk is the result of these different changes in the indices, with historical relationships not always being a good indicator.

Tables 28 and 29 reflect the estimated economic value of assets, liabilities, and equity, and income effect calculated using certain assumptions we determined as of December 31, 2012, and 2011, at then current interest rates and at hypothetical higher interest rates (given the state of current interest rates, hypothetical lower interest rates are meaningless) in 1% and 2% increments. As noted in Table 28, the economic value of equity at risk as of December 31, 2012 is positive 2%, at an interest rate change of positive 2%. However, in Table 29, net interest income as of December 31, 2012 would improve by positive 4%, with a hypothetical interest rate change of positive 2%.

Table 28

Balance Sheet Shock Analysis

At December 31, 2012	Base Present Value	+1%	+2%
Assets
Cash and due from banks	$277,042	$277,042	$277,042
Short-term investments	119,176	119,173	119,169
Securities available for sale	2,730,335	2,650,408	2,547,600
Loans and leases, net of unearned income	12,770,898	12,664,080	12,577,992
Other assets	2,196,328	2,196,328	2,196,328

Total assets	$18,093,779	$17,907,031	$17,718,131

Liabilities
Deposits:
Non-interest bearing	$1,973,664	$1,973,664	$1,973,664
Interest-bearing	10,570,405	10,403,078	10,244,420
Total borrowings	2,497,100	2,451,996	2,406,215
Other liabilities	331,671	331,671	331,671

Total liabilities	15,372,840	15,160,409	14,955,970
Total economic equity	2,720,939	2,746,622	2,762,161

Total liabilities and equity	$18,093,779	$17,907,031	$17,718,131

Economic equity ratio	15%	15%	16%
Value at risk	$0	$25,683	$41,222
% Value at risk	0%	1%	2%

At December 31, 2011	Base Present Value	+1%	+2%
Assets
Cash and due from banks	$276,384	$276,384	$276,384
Short-term investments	121,686	121,682	121,679
Securities available for sale	2,423,107	2,356,055	2,262,260
Loans and leases, net of unearned income	10,344,966	10,169,652	10,021,187
Other assets	1,916,268	1,916,248	1,916,228

Total assets	$15,082,411	$14,840,021	$14,597,738

Liabilities
Deposits:
Non-interest bearing	$1,569,811	$1,569,811	$1,569,811
Interest-bearing	8,383,787	8,129,103	7,895,408
Total borrowings	2,476,440	2,365,965	2,287,228
Other liabilities	253,637	253,637	253,637

Total liabilities	12,683,675	12,318,516	12,006,084
Total economic equity	2,398,736	2,521,505	2,591,654

Total liabilities and equity	$15,082,411	$14,840,021	$14,597,738

Economic equity ratio	16%	17%	18%
Value at risk	$0	$122,769	$192,918
% Value at risk	0%	5%	8%

Table 29

Net Interest Income Shock Analysis

At December 31, 2012	Base Scenario	+1%	+2%
Interest income:
Short-term investments	$387	$2,104	$3,844
Investments	87,128	92,404	96,510
Loans and leases	660,138	716,778	780,515

Total interest income	747,653	811,286	880,869

Interest expense:
Interest-bearing demand and savings	19,176	46,895	73,976
Time	40,595	48,806	57,938
Total borrowings	46,516	63,813	78,848

Total interest expense	106,287	159,514	210,762

Net interest income	$641,366	$651,772	$670,107

Net interest income at risk	$0	$10,406	$28,741
% Net interest income at risk	0%	2%	4%

At December 31, 2011	Base Scenario	+1%	+2%
Interest income:
Short-term investments	$374	$2,495	$4,686
Investments	86,724	90,421	93,826
Loans and leases	529,385	574,248	625,564

Total interest income	616,483	667,164	724,076

Interest expense:
Interest-bearing demand and savings	23,592	38,730	54,226
Time	43,133	48,870	55,310
Total borrowings	61,708	74,354	86,970

Total interest expense	128,433	161,954	196,506

Net interest income	$488,050	$505,210	$527,570

Net interest income at risk	$0	$17,160	$39,520
% Net interest income at risk	0%	4%	8%

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

Additionally, we execute derivative instruments in the form of interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those derivatives are immediately hedged by offsetting derivative contracts, such that we minimize our net interest rate risk exposure resulting from such transactions. We do not use credit default swaps in our investment or hedging operations.

For additional information about our derivative financial instruments, refer to “Note 21. Derivative Financial Instruments” and “Note 22. Fair Value Disclosures” to the consolidated financial statements appearing in Part II, Item 8.

Vehicle Leasing Residual Value Risk

In an effort to manage the vehicle residual value risk arising from the auto leasing business of Hann and our affiliate bank, Hann and the bank have entered into arrangements with Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) pursuant to which Hann or the bank, as applicable, effectively transferred to Auto Lenders all residual value risk of its respective auto lease portfolio, and all residual value risk on any new leases originated over the term of the applicable agreement. Auto Lenders, which was formed in 1990, is a used-vehicle remarketer with five retail locations in New Jersey and has access to various wholesale facilities throughout the country. Under these arrangements, Auto Lenders agrees to purchase the beneficial interest in all vehicles returned by the obligors at the scheduled expiration of the related leases for a purchase price equal to the stated residual value of such vehicles. Stated residual values of new leases are set in accordance with the standards approved in advance by Auto Lenders. Under a servicing agreement with Auto Lenders, Hann agrees to make monthly guaranty payments to Auto Lenders based upon a negotiated schedule covering a three-year period. At the end of each year, the servicing agreement may be renewed by the mutual agreement of the parties for an additional one-year term, beyond the current three-year term, subject to renegotiation of the payments for the additional year. During the renewal process, we periodically obtain competitive quotes from third parties to determine the best remarketing and/or residual guarantee alternatives for Hann and our bank subsidiary.

Recently Adopted or Issued Accounting Guidance

For information about the impact that recently adopted or issued accounting guidance will have on our financial statements, refer to “Note 1. Accounting Policies” to the financial statements appearing in Part II, Item 8.

Summary of 2011 Compared to 2010

Results of Operations

Results of operations for the year ended December 31, 2011 include the following pre-tax transactions:

•	a $39.1 million net realized gain on acquisition;

•	a $15.0 million charge for merger-related expenses; and,

•	a $50.0 million loss on extinguishment of debt.

Results of operations for the year ended December 31, 2010 include the following pre-tax transaction:

•	a $9.5 million net gain on securities transactions.

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

Additional information is as follows:

Table 30

Key Financial Measures

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

	2011	2010
Return on average shareholders’ equity (GAAP basis)	2.67%	1.53%
Effect of excluding average intangible assets and related amortization	3.34	2.16
Return on average tangible shareholders’ equity	6.01	3.69

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

Provision and Allowance for Loan and Lease Losses

Although we continued to experience a challenging operating environment throughout 2011, we saw some signs of stabilization. As a result, we decreased our provision for loan and lease losses in accordance with our assessment process, which took into consideration a $40.4 million decrease in nonaccrual loans and leases since December 31, 2010, as noted in Table 10. The provision for loan and lease losses was $110.0 million for the year ended December 31, 2011, and $163.0 million for the year ended December 31, 2010. The allowance for loan and lease losses at December 31, 2011 was 1.80% of period-end loans and leases, or $188.1 million, and 1.99% of period-end loans and leases, or $191.8 million, at December 31, 2010.

Noninterest Income

Noninterest income, as a percentage of net interest income plus noninterest income (excluding the net realized gain on acquisition) was 30% and 26%, respectively for 2011 and 2010. For 2011, the ratio is 25% when the net realized gain on acquisition is excluded from the noninterest income component.

Noninterest income, excluding the net realized gain on acquisition, decreased $8.6 million, or 5.7%, in 2011, as compared to 2010. This net decrease was primarily the result of the following:

•	Decreased service charges on deposit accounts of $2.7 million;

•	Increased vehicle origination and servicing fees of $1.0 million;

•	Increased commissions on property and casualty insurance sales of $2.0 million;

•	Increased net gain on the sale of loans and leases of $1.8 million;

•	Decreased net realized gain on securities(excluding other-than-temporary impairment) of $9.0 million;

•	Decreased other income of $1.3 million.

Service charges on deposit accounts. The 8.0% decrease primarily was the result of changes in customers’ behavior regarding overdrafts, and changes in government regulations regarding overdraft fees.

Vehicle origination and servicing fees. The 15.2% increase primarily was due to increased vehicle leasing volume.

Commissions on property and casualty insurance sales. The 16.8% increase was the result of increased volume at Addis, as well as higher premium rates from their carriers.

Net gain on the sale of loans and leases. The 16.8% increase primarily was the result of increased gains on the sale of Small Business Administration loans.

Net realized gain on securities (excluding other-than-temporary impairment). During 2011, we realized net gains of $3.9 million on the sale of securities with an aggregate book value of $428.2 million. During 2010, we realized net gains of $13.4 million on the sale and call of securities with an aggregate book value of $356.1 million.

Other income. The 23.2% net decrease primarily was the result of $1.0 million of sales and use tax refunds in 2011, $1.2 million of one-time Visa related revenues in 2011, a $1.5 million decline in cash surrender value income on insurance policies in 2011, and a $2.4 million increase in gain on sale of other real estate.

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

The decrease in our rate in 2011 was primarily due to the effect of the non-taxable bargain-purchase accounting gain from the Abington acquisition. With the exception of the bargain purchase accounting, items impacting the effective tax rate in 2011, including tax-advantaged investment and loan income, were comparable to 2010.

Financial Condition

Total assets at December 31, 2011, were $15.0 billion, an increase of 7.3% when compared to total assets of $14.0 billion at December 31, 2010. Loans and leases, increased to $10.4 billion at December 31, 2011, from $9.6 billion at December 31, 2010. Total deposits increased to $10.3 billion at December 31, 2011, from $9.2 billion at December 31, 2010. These increases were primarily due to the acquisition of Abington in the fourth quarter of 2011.

Equity capital at December 31, 2011 was $2.2 billion, an increase of $0.2 billion from December 31, 2010 when equity capital was $2.0 billion. The acquisition of Abington resulted in 26.7 million common shares issued, and a net increase in equity of $150.8 million. As a result, book value per common share was $13.96 at December 31, 2011 and $15.27 at December 31, 2010. Tangible book value per common share was $7.28 at December 31, 2011 and $7.18 at December 31, 2010.

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

Risk Assets

Nonaccrual loans and leases decreased from $196.9 million at December 31, 2010, to $156.5 million at December 31, 2011. The net decrease was primarily the result of the resolution of many real estate — construction credits during 2011. As a result, total nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate decreased from 2.23% at December 31, 2010 to 1.88% at December 31, 2011.

Real Estate — Construction

At December 31, 2011, real estate — construction loans comprised only 7.9% of our total loan and lease portfolio but accounted for 24.1% of total nonaccrual loans and leases, 19.6% of our allowance for loan and lease losses, and for the year ended December 31, 2011, this loan type accounted for 25.9% of total net charge-offs. As a result, we consider these real-estate construction loans to be higher-risk loans. To mitigate the risk of continued significant losses with regard to this portfolio, we have tightened the advance ratios for raw land, from 65% to 60% of appraised value or cost, whichever is less; for land approved/unimproved, from 70% to 65%; for land approved/improved, from 75% to 70%; and for construction of houses, apartments, or commercial buildings, from 75% to 70%.

Troubled Debt Restructurings (“TDRs”)

Troubled debt restructurings have decreased significantly from $114.6 million at December 31, 2010 to $72.9 million at December 31, 2011. We consider all restructured loans to be impaired. Additional charge-offs subsequent to the restructuring during the years ended December 31, 2011 and 2010, totaled $15.7 million and $0, respectively.

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

Goodwill and Other Identifiable Intangible Assets

We performed our annual goodwill impairment tests in the second quarter of 2011, and determined that the fair value of each of our reporting units exceeded its book value, and there was no goodwill impairment. Based upon our analyses at May 31, 2011, the fair value of the bank reporting unit exceeded its carrying value by 13.0%, the fair value of the wealth management reporting unit exceeded its carrying value by 59.7%, and the fair value of the property and casualty insurance reporting unit exceeded its carrying value by 48.4%.

Deposits

Total deposits increased $1.1 billion, or12.0%, from December 31, 2010 to December 31, 2011. Time deposits increased 0.2% while our core deposits, which consist of noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits increased 18.9%. These changes, in part, reflected the results of our continuing strategy to improve our mix of deposits by allowing high-cost, single-service certificates of deposit to run off.

We did not rely upon time deposits of $0.1 million or more as a principal source of funds, as they represented only 12.2% of total deposits as of December 31, 2011. Table 16 presents a breakdown by maturity of time deposits of $0.1 million or more as of December 31, 2011.

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

11% Junior Subordinated Deferrable Interest Debentures, Series II

On March 16, 2010, Susquehanna Capital II, a Delaware statutory trust, sold to the public $50.0 million aggregate principal amount of 11% Cumulative Trust Preferred Securities, Series II and used the proceeds from those sales to fund its purchase of $50.0 million of 11% Junior Subordinated Deferrable Interest Debentures, Series II issued by Susquehanna. On September 17, 2012, as part of our efforts to reduce trust preferred securities that are anticipated to no longer receive Tier I capital treatment, we redeemed all of these trust preferred securities.

Capital Adequacy

As of December 31, 2011, we and the bank had leverage and risk-weighted ratios well in excess of regulatory minimums, and each entity was considered “well capitalized” under regulatory guidelines.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The discussion concerning the effects of liquidity risk and interest rate risk on us is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks” in Item 7 hereof under the section entitled “Market Risk.”

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Susquehanna are submitted herewith:

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Years ended December 31,	2012	2011
	(in thousands, except share data)
Assets
Cash and due from banks	$277,042	$276,384
Unrestricted short-term investments	39,550	55,761

Cash and cash equivalents	316,592	332,145
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	4,423	5,015
Restricted short-term investments	75,203	60,910
Securities available for sale	2,577,901	2,295,034
Restricted investment in bank stocks	152,434	128,073
Loans and leases, net of deferred costs and fees	12,728,082	10,257,161
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	166,659	190,769
Less: Allowance for loan and lease losses	184,020	188,100

Net loans and leases	12,710,721	10,259,830

Premises and equipment, net	188,983	168,382
Other real estate and foreclosed assets	31,017	41,716
Accrued interest receivable	40,304	36,820
Bank-owned life insurance	450,270	405,296
Goodwill	1,270,359	1,018,031
Intangible assets with finite lives	41,332	29,081
Other assets	178,128	194,456

Total Assets	$18,037,667	$14,974,789

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$1,973,664	$1,569,811
Interest-bearing	10,606,382	8,720,661

Total deposits	12,580,046	10,290,472
Federal Home Loan Bank short-term borrowings	1,098,000	900,000
Other short-term borrowings	817,577	613,306
Federal Home Loan Bank long-term borrowings	101,062	71,020
Other long-term debt	251,021	176,030
Junior subordinated debentures	154,927	323,317
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna’s general credit	107,453	157,379
Accrued interest, taxes, and expenses payable	81,808	50,670
Deferred income tax liabilities	14,475	25,827
Other liabilities	235,389	177,140

Total Liabilities	15,441,758	12,785,161

Shareholders’ equity:
Common stock, $2.00 par value, 400,000,000 shares authorized; Issued:
186,811,642 at December 31, 2012, and 157,067,887 at December 31, 2011	373,623	314,136
Treasury stock, at cost: 257,556 at December 31, 2012, and 200,748 at December 31, 2011	(1,850)	(1,263)
Additional paid-in capital	1,645,958	1,397,152
Retained earnings	615,436	525,657
Accumulated other comprehensive loss, net of taxes of $20,672 and $25,863	(37,258)	(46,054)

Total Shareholders’ Equity	2,595,909	2,189,628

Total Liabilities and Shareholders’ Equity	$18,037,667	$14,974,789

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31,	2012	2011	2010
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$642,190	$516,984	$538,699
Securities:
Taxable	49,215	57,846	55,835
Tax-exempt	14,637	15,831	14,997
Dividends	4,444	3,999	3,982
Short-term investments	144	108	182

Total interest income	710,630	594,768	613,695

Interest Expense:
Deposits:
Interest-bearing demand and savings	21,811	22,492	23,452
Time	47,168	54,286	80,511
Federal Home Loan Bank short-term borrowings	12,747	11,376	3,101
Other short-term borrowings	8,711	8,133	4,156
Federal Home Loan Bank long-term borrowings	976	30,648	40,451
Other long-term debt	27,979	34,683	35,518

Total interest expense	119,392	161,618	187,189

Net interest income	591,238	433,150	426,506
Provision for loan and lease losses	64,000	110,000	163,000

Net interest income, after provision for loan and lease losses	527,238	323,150	263,506

Noninterest Income:
Service charges on deposit accounts	34,428	31,728	34,467
Vehicle origination and servicing fees	10,366	7,862	6,826
Asset management fees	29,138	28,153	28,362
Income from fiduciary-related activities	10,266	7,333	7,259
Commissions on brokerage, life insurance, and annuity sales	8,301	8,202	7,567
Commissions on property and casualty insurance sales	15,894	14,047	12,030
Other commissions and fees	21,510	23,728	24,661
Income from bank-owned life insurance	6,471	4,931	4,965
Net gain on sale of loans and leases	20,244	12,747	10,918
Net realized gain on acquisition	0	39,143	0
Net realized gain on sales of securities	1,674	3,878	13,408
Total other-than-temporary impairment, net of recoveries	2,855	(6,392)	(4,843)
Portion of loss recognized in other comprehensive income (before taxes)	(3,096)	3,028	952

Net impairment losses recognized in earnings	(241)	(3,364)	(3,891)
Other	8,708	4,280	5,576

Total noninterest income	166,759	182,668	152,148

Noninterest Expenses:
Salaries and employee benefits	251,583	209,235	191,806
Occupancy	45,231	37,446	35,997
Furniture and equipment	15,725	12,596	13,647
Advertising and marketing	12,317	11,470	12,606
FDIC insurance	20,486	16,602	16,763
Legal fees	8,150	9,302	8,786
Amortization of intangible assets	12,525	8,705	9,438
Vehicle lease disposal	6,342	10,584	14,543
Merger related	17,351	14,991	0
Loss on extinguishment of debt	5,860	50,020	0
Other	94,447	79,229	79,064

Total noninterest expenses	490,017	460,180	382,650

Income before income taxes	203,980	45,638	33,004
Provision for (benefit from) income taxes	62,808	(9,267)	1,157

Net Income	141,172	54,905	31,847
Preferred stock dividends and accretion	0	0	15,572

Net Income Applicable to Common Shareholders	$141,172	$54,905	$16,275

Earnings per common share:
Basic	$0.77	$0.40	$0.13
Diluted	$0.77	$0.40	$0.13
Cash dividends per common share	$0.28	$0.08	$0.04
Average common shares outstanding:
Basic	182,896	136,509	121,031
Diluted	183,578	136,876	121,069

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31,	2012	2011	2010
	(in thousands)
Net Income	$141,172	$54,905	$31,847

Other comprehensive income:
Change in unrealized gain on securities available for sale	21,670	55,979	(9,438)
Tax effect and reclassification adjustment	(7,774)	(20,117)	3,584

	13,896	35,862	(5,854)

Non-credit related unrealized loss on other-than-temporarily impaired debt securities	3,096	(3,028)	(952)
Tax effect	(1,135)	1,110	349

	1,961	(1,918)	(603)

Change in unrealized loss on cash flow hedges	(1,812)	(22,521)	(35,843)
Tax effect	579	8,254	12,396

	(1,233)	(14,267)	(23,447)

Adjustment to postretirement benefit obligations	(8,966)	(11,686)	(5,028)
Tax effect	3,138	4,090	3,416

	(5,828)	(7,596)	(1,612)

Total other comprehensive income (loss)	8,796	12,081	(31,516)

Total comprehensive income	$149,968	$66,986	$331

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31,	2012	2011	2010
	(in thousands)
Cash Flows from Operating Activities:
Net income	$141,172	$54,905	$31,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	52,153	37,388	30,856
Provision for loan and lease losses	64,000	110,000	163,000
Realized gain on available-for-sale securities, net	(1,433)	(514)	(9,517)
Deferred income tax expense	64,076	(14,639)	(28,691)
Gain on sale of loans and leases	(20,244)	(12,747)	(10,918)
(Gain) loss on sale of foreclosed assets	(2,168)	(1,105)	1,216
Gain on acquisition	0	(39,143)	0
Mortgage loans originated for sale	(586,382)	(335,248)	(389,519)
Proceeds from sale of mortgage loans originated for sale	591,347	326,136	396,161
Payments received on loans and leases transferred from held for sale to held for investment, net of (advances) on home equity lines of credit	(2,092)	14,861	155,926
Increase in cash surrender value of bank-owned life insurance	(5,751)	(3,591)	(4,206)
Decrease in accrued interest receivable	1,866	2,880	672
(Decrease) increase in accrued interest payable	(1,330)	(9,192)	1,576
Decrease in accrued expenses and taxes payable	(13,263)	(6,572)	(2,851)
Other, net	41,366	26,513	17,466

Net cash provided by operating activities	323,317	149,932	353,018

Cash Flows from Investing Activities:
Net increase in restricted short-term investments	(4,530)	(12,332)	(34,004)
Activity in available for sale securities:
Sales	157,278	339,312	350,655
Maturities, repayments, and calls	680,332	686,923	813,319
Purchases	(995,869)	(671,982)	(1,716,081)
Net increase in restricted investment in bank stock	(11,784)	0	0
Net (increase) decrease in loans and leases	(542,550)	(334,429)	118,783
Purchase of bank-owned life insurance	(4,087)	(5,161)	(10,947)
Proceeds from bank-owned life insurance	6,366	7,088	10,947
Proceeds from sale of foreclosed assets	37,188	32,405	33,709
Acquisitions	(2,487)	99,250	0
Additions to premises and equipment, net	(9,919)	(9,400)	(15,233)

Net cash (used in) provided by investing activities	(690,062)	131,674	(448,852)

Cash Flows from Financing Activities:
Net increase in deposits	215,202	241,934	216,844
Net increase (decrease) in other short-term borrowings	194,043	(179,521)	(270,080)
Net increase in short-term FHLB borrowings	198,000	600,000	200,000
Proceeds from long-term FHLB borrowings	0	5,000	150,000
Repayment of long-term FHLB borrowings	(22,237)	(809,362)	(270,192)
Proceeds from issuance of long-term debt	149,025	0	47,749
Repayment of long-term debt	(337,042)	(49,665)	(32,912)
Proceeds from issuance of common stock	6,181	6,596	330,721
Redemption of preferred stock	0	0	(300,000)
Purchase of treasury stock	(587)	(860)	0
Redemption of warrant	0	(5,269)	0
Cash dividends paid	(51,393)	(11,212)	(14,604)

Net cash provided by (used in) investing activities	351,192	(202,359)	57,526

Net change in cash and cash equivalents	(15,553)	79,247	(38,308)
Cash and cash equivalents at January 1	332,145	252,898	291,206

Cash and cash equivalents at December 31	$316,592	$332,145	$252,898

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Years ended December 31,	2012	2011	2010
	(in thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$120,721	$170,810	$185,576
Income tax payments	16,873	1,371	40,004
Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	24,125	62,327	29,895
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities at January 1, 2010	$0	$0	$7,537
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities at January 1, 2010	0	0	248,333
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna’s general credit at January 1, 2010	0	0	239,936
Accretion of preferred stock discount	0	0	7,641
Home equity line of credit loans transferred from held for sale to held for investment	0	0	434,897
Cumulative-effect adjustment to retained earnings relating to the consolidation of variable interest entities	0	0	(5,805)
Adjustment to accumulated other comprehensive income relating to the consolidation of variable interest entities	0	0	(6,922)
Acquisitions:
	Tower	Abington
Common stock issued	302,112	150,813
Fair value of assets acquired (noncash)	2,304,419	1,066,720
Fair value of liabilities acquired (noncash)	2,252,148	976,014

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2012, 2011, and 2010	Preferred Stock	Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands, except share data)
Balance, January 1, 2010	$292,359	86,473,612	$172,947	$0	$1,057,305	$478,167	$(19,697)	$1,981,081

Cumulative-effect adjustment resulting from the consolidation of variable interest entities						(5,805)	(6,922)	(12,727)

Comprehensive income:
Net income						31,847		31,847
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $3,584							(5,854)	(5,854)
Non-credit related unrealized loss on other-than-temporarily impaired debt securities, net of taxes of $349							(603)	(603)
Change in unrealized loss on cash flow hedges, net of taxes of $12,396							(23,447)	(23,447)
Adjustment to postretirement benefit obligations, net of taxes $3,416							(1,612)	(1,612)

Total comprehensive income								331

Issuance of common stock		43,125,000	86,250		241,090			327,340
Redemption of preferred stock	(300,000)							(300,000)
Accretion of discount on preferred stock	7,641					(7,641)		0
Issurance of common stock and share-based awards under employee benefit plans		367,023	734		2,647			3,381
Cash dividends paid on preferred stock						(9,847)		(9,847)
Cash dividends paid on common stock ($0.04 per share)						(4,757)		(4,757)

Balance, December 31, 2010	0	129,965,635	259,931	0	1,301,042	481,964	(58,135)	1,984,802

Comprehensive income:
Net income						54,905		54,905
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $20,117							35,862	35,862
Non-credit related unrealized loss on other-than-temporarily impaired debt securities, net of taxes of $1,110							(1,918)	(1,918)
Change in unrealized loss on cash flow hedges, net of taxes of $8,254							(14,267)	(14,267)
Adjustment to postretirement benefit obligations, net of taxes $4,090							(7,596)	(7,596)

Total comprehensive income								66,986

Treasury stock purchased				(860)				(860)
Redemption of warrant					(5,269)			(5,269)
Issuance of common stock in Abington Bancorp, Inc. acquisition		26,723,143	53,446	(403)	97,770			150,813
Issurance of common stock and share-based awards under employee benefit plans		379,109	759		3,609			4,368
Cash dividends paid on common stock ($0.08 per share)						(11,212)		(11,212)

Balance, December 31, 2011	0	157,067,887	314,136	(1,263)	1,397,152	525,657	(46,054)	2,189,628
Comprehensive income:
Net income						141,172		141,172
Change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment of $7,774							13,896	13,896
Non-credit related unrealized loss on other-than-temporarily impaired debt securities, net of taxes of $1,135							1,961	1,961
Change in unrealized loss on cash flow hedges, net of taxes of $579							(1,233)	(1,233)
Adjustment to postretirement benefit obligations, net of taxes $3,138							(5,828)	(5,828)

Total comprehensive income								149,968

Issuance of common stock in Tower Bancorp, Inc. purchase		30,760,933	61,522		240,590			302,112
Retirement of common stock related to acquired employee benefit plans		(1,861,580)	(3,723)		3,723			0
Issuance of common stock and options under employee benefit plans		844,402	1,688		4,493			6,181
Treasury stock purchased				(587)				(587)
Cash dividends paid on common stock ($0.28 per share)						(51,393)		(51,393)

Balance at December 31, 2012	$0	186,811,642	$373,623	$(1,850)	$1,645,958	$615,436	$(37,258)	$2,595,909

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011, and 2010

(Amounts in thousands, except as noted and per share data)

1. Summary of Significant Accounting Policies

Susquehanna Bancshares, Inc. and subsidiaries (collectively “Susquehanna”) is a financial holding company that operates a commercial bank with 261 branches, and non-bank subsidiaries that provide leasing; trust and related services; consumer vehicle financing; investment advisory, asset management, and brokerage services; and property and casualty insurance brokerage services. Susquehanna’s primary source of revenue is derived from loans to customers, who are predominately small and middle-market businesses and middle-income individuals.

The accounting and reporting policies of Susquehanna conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and, where applicable, to accounting and reporting guidelines prescribed by bank regulatory authorities. The more significant accounting policies follow:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries: Boston Service Company, Inc. (t/a Hann Financial Service Corporation) (“Hann”), Susquehanna Bank and subsidiaries, Valley Forge Asset Management Corp. and subsidiary (“VFAM”), The Addis Group, LLC (“Addis”), Stratton Management Company and subsidiary (“Stratton”). The consolidated financial statements also include subsidiaries over which Susquehanna exercises control, as is the case with two securitization-related variable interest entities. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations or assets acquired and liabilities assumed are included only from the dates of acquisition.

Reclassifications. Certain prior year amounts have been reclassified to conform to current period classifications. The reclassifications had no effect on gross revenues, gross expenses, net income, shareholders’ equity, or the net change in cash and cash equivalents and are not material to previously issued financial statements.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported and contingent amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the estimated residual value of leases; determination of the allowance for loan and lease losses; the fair value of financial instruments, such as loans, investment securities, and derivatives; measurement and assessment of goodwill, intangible assets, and other purchase accounting related adjustments; benefit plan obligations and expenses; and income tax assets, liabilities and expenses.

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

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase are classified as secured short-term borrowings and are recorded at the amount of cash received in connection with the transaction. The securities pledged to secure the repurchase agreements remain in the available-for-sale securities portfolio, and total $416.6 million and $389.3 million at December 31, 2012 and 2011, respectively.

Restricted Investment in Bank Stocks. Restricted investment in bank stocks consist of Federal Reserve Bank (“FRB”) stock, Federal Home Loan Bank (“FHLB”) stock, and Atlantic Central Bankers Bank (“ACBB”) stock. Federal law requires a member institution of the FRB and FHLB to hold stock according to predetermined formulas. Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership. The restricted investment in bank stock is carried at cost and is included in the evaluation for impairment.

Securities. Susquehanna classifies debt and marketable equity securities as either held to maturity or available for sale, depending on management’s intention on the date of purchase. Susquehanna did not have any securities classified as trading at December 31, 2012 or 2011. Debt securities that management has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other securities are classified as available for sale and reported at fair value. Interest income and dividends are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income using the effective interest method.

Changes in unrealized gains and losses, net of related deferred taxes, for available-for-sale securities are recorded in accumulated other comprehensive income. The credit component of other-than-temporary impairment is recorded in noninterest income, and the non-credit component is recorded in accumulated other comprehensive income in the period in which the impairment is recognized. Realized gains and losses on securities are recognized using the specific identification method and are included in noninterest income.

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

Loans and Leases. The accounting methods for loans and leases differ depending on whether the loans are originated or purchased, and if purchased, whether or not the purchased loans reflected credit deterioration since the date of origination such that it is probable on the purchase date that Susquehanna will be unable to collect all contractually required payments.

Originated loans and leases.

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, generally are stated at their recorded investment, which incorporates outstanding unpaid principal balances, net of any deferred fees or costs on originated loans or unamortized premiums or discounts on purchased loans and charge-offs. Direct financing leases are carried at the aggregate of lease payments plus estimated guaranteed residual value of the leased property, less unearned income.

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

Troubled debt restructurings are loans for which Susquehanna, for legal or economic reasons related to a debtor’s financial difficulties, has granted a concession to the debtor that it otherwise would not have considered. Concessions that result in the categorization of a loan as a troubled debt restructuring include:

•	Reduction (absolute or contingent) of the stated interest rate

•	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk

•	Reduction (absolute or contingent) of the face amount or maturity amount of the debt as stated in the instrument or other agreement

•	Reduction (absolute or contingent) of accrued interest

Susquehanna also considers bankruptcy as an indicator for classifying loans as troubled debt restructurings. On an annual basis, Susquehanna will evaluate loans classified as troubled debt restructurings for possible removal from troubled debt restructure status. We consider a loan to qualify for removal if it has made six consecutive payments, crosses over a calendar year-end, is performing according to the renegotiated terms of the loan, and is at a market interest rate at the time of restructuring.

Susquehanna considers a loan to be impaired, based upon current information and events, if it is probable that Susquehanna will be unable to collect payments of principal or interest according to the contractual terms of the loan agreement. Adversely risk-rated loans that are not evaluated for impairment on an individual basis are grouped in homogeneous pools based on common risk characteristics. Larger homogeneous groups of small-balance loans, such as residential mortgages and installment loans are collectively evaluated for impairment. Non-accrual commercial loans greater than $0.5 million are evaluated for impairment on an individual basis. An insignificant delay or shortfall in the amounts of payments, when considered independently of other factors, would not cause a loan to be rendered impaired. Insignificant delays or shortfalls may include, depending on specific facts and circumstances, those that are associated with temporary operational downturns or seasonal delays.

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

As part of its acquisition due diligence process, Susquehanna reviewed the acquired institutions’ loan grading system and the associated risk ratings of loans. In performing this review, Susquehanna considers cash flows, debt service coverage, delinquency status, accrual status, and collateral for the loan. Where necessary, Susquehanna’s loan review group developed or updated the risk ratings on the acquired loans. This process allows Susquehanna to clearly identify the population of acquired loans that had evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that Susquehanna will be unable to collect all contractually required payments. All loans identified by Susquehanna as substandard or non-performing were considered to be within the scope of ASC 310-30, Loan and Debt Securities Acquired with Deteriorated Credit Quality and are identified as “Purchased Impaired Loans” in the Acquisition Note.

For the acquisition of Tower Bancorp, Inc. (“Tower”) on February 17, 2012, Susquehanna aggregated purchased credit impaired (“PCI”) loans into six pools based on loan type. The individual pools each were then accounted for as a single asset with a composite interest rate and an aggregate expectation of cash flows. For all PCI loans, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require Susquehanna to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which Susquehanna then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. Susquehanna’s evaluation of the amount of future cash flows that it expects to collect is based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, default rates, loss severity, collateral values, discount rates, prepayment speeds, prepayment risk, and liquidity risk. Charge-offs of the principal amount on purchased loans are first applied to the non-accretable discount.

On the date of acquisition, PCI loans are initially recognized at fair value, which incorporates the present value of amounts estimated to be collectible. Purchased credit impaired loans are not classified as 90 days past due and still accruing, or nonaccrual, even though they may be contractually past due, where we expect to fully collect the recorded investment of such loans.

As a result of the application of this accounting methodology, certain credit-related ratios of Susquehanna, including, for example, the growth rate in non-performing assets, may not necessarily be directly comparable with periods prior to the acquisition of the PCI loans, or with credit-related ratios of other financial institutions.

For purchased loans that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the asset. Subsequent to the purchase date, the method used to evaluate the sufficiency of the credit discount is similar to originated loans, and if necessary, additional reserves are recognized in the allowance for loan and lease losses.

Allowance for Loan and Lease Losses. The allowance for loan and lease losses is established, as losses are estimated to be probable and incurred, through a provision for loan and lease losses charged to earnings. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Recoveries on previously charged-off loans and leases are credited to the allowance.

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

Derivative Financial Instruments. All derivatives are recorded on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on whether Susquehanna has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Susquehanna may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting is not applied.

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

Goodwill and Other Intangible Assets. Goodwill is calculated as the purchase premium, if any, after adjusting for the fair value of net assets acquired in purchase transactions. Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis. Susquehanna tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit. For the years ended December 31, 2012, 2011, and 2010, there was no impairment.

Core deposit and other intangible assets acquired in acquisitions are identified, recognized, and amortized based upon the estimated economic benefits received.

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

Susquehanna acts as servicer for securitized home equity loans and has recorded servicing assets based on the present value of estimated future net servicing income. At December 31, 2012, these servicing assets totaled $0.3 million and were reported in other assets. Susquehanna’s servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Furthermore, Susquehanna assesses servicing assets for impairment or increased obligation based on fair value at each reporting date.

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

Recently Adopted Accounting Guidance

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. This ASU allows entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity no longer would be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Adoption of this guidance on January 1, 2012 has not had a material impact on results of operations or financial condition.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This ASU clarifies which loan modifications constitute troubled debt restructurings for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. This guidance was effective for interim and annual periods beginning on or after September 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. In addition, ASU 2011-02 requires that an entity disclose the information required by ASU 2010-20, Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which was previously deferred by ASU 2011-01. Adoption of this guidance in the second quarter of 2011 has not had a material impact on results of operations or financial condition.

In September 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. This ASU requires an entity that reports items of other comprehensive income to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. This guidance is to be applied retrospectively and was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this guidance on October 1, 2012 has not had a material impact on results of operations or financial condition.

In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted. This guidance is to be applied prospectively and was effective during interim and annual periods beginning after December 15, 2011. Adoption of this guidance on January 1, 2012 has not had a material impact on results of operations or financial condition. In conjunction with the adoption of ASU 2011-04, Susquehanna also elected to apply the portfolio exception in 820-10-35-18D with respect to measuring counterparty risk for all of its derivative transactions subject to master netting arrangements.

In April 2011, FASB issued ASU 2011-03, Transfer and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements. This ASU removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance was effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Adoption of this guidance on January 1, 2012 has not had a material impact on results of operations or financial condition.

Recently Issued Accounting Guidance

In December 2011, FASB issued ASU 2011-11, Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. This ASU requires an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective of ASU 2011-11 is to make financial statements that are prepared under U.S. generally accepted accounting principles (“GAAP”) more comparable to those prepared under International Financial Reporting Standards. The new disclosures will give financial statement users information about both gross and net exposures. ASU 2011-11 is effective for interim and annual reporting periods beginning after January 1, 2013 and will be applied on a retrospective basis. The adoption of the amendment is not expected to have a material impact on the financial condition, results of operations or liquidity.

In July 2012, FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. This ASU clarifies the assessment options and testing processes previously defined in ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment issued in September 2011. ASU 2012-02 is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance is not expected to have a material impact on results of operations or financial condition.

In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income in Update No. 2011-12. This ASU requires entities to disclose information regarding reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. ASU 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material impact on results of operations or financial condition.

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

The Abington transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date. Assets acquired totaled approximately $1,165,974, including $630,335 of loans and leases (including approximately $98,859 of commercial real estate loans, $11,400 of commercial loans and leases, and $448,825 of residential real estate loans). Liabilities assumed aggregated $976,014, including $857,331 of deposits. The transaction added $150,813 to the Susquehanna shareholders’ equity. There was no goodwill recorded as a result of the transaction, however, a non-taxable gain of $39,143 was recognized, which resulted from the drop in Susquehanna’s stock price from when the merger transaction was announced to when the merger was consummated on October 1, 2011. The drop in the stock price resulted in less common equity recorded than anticipated, but was offset dollar for dollar by a greater amount of retained earnings resulting from the bargain purchase gain.

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

The Tower transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date. Assets acquired totaled $2,389,937, including $1,975,488 of loans and leases (including $854,993 of commercial real estate loans, $136,979 of commercial loans and leases, and $758,803 of residential real estate loans). Liabilities assumed aggregated $2,252,148, including $2,074,372 of deposits. The transaction added $302,112 to the Susquehanna shareholders’ equity. Goodwill of $252,328 was recorded as a result of the transaction, including an adjustment of $5,467 to the previously estimated purchase price allocation.

The consideration transferred for Abington’s and Tower’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of each respective acquisition date were as follows:

	Abington	Tower
Purchase price:
Value of:
Common shares issued and options assumed	$150,813	$302,112
Cash	4	88,005

Total purchase price	150,817	390,117

Identifiable assets:
Cash and due from banks	99,254	85,518
Unrestricted short-term investments	11,898	9,171
Securities available for sale	329,536	137,254
Loans and leases	630,335	1,975,488
Intangible assets	2,860	27,334
Other assets	92,091	155,172

Total identifiable assets	1,165,974	2,389,937

Liabilities:
Deposits	857,331	2,074,372
Short-term borrowings	22,204	10,228
Long-term borrowings	76,018	103,923
Other liabilities	20,461	63,625

Total liabilities	976,014	2,252,148

Net gain (goodwill) resulting from acquisition	$39,143	$(252,328)

In many cases, determining the fair value of the purchased assets and assumed liabilities required Susquehanna to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the valuation of purchased loans.

The following is a summary of the loans purchased in the Abington and Tower transactions:

Abington	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
Contractually required principal and interest at acquisition	$71,711	$666,164	$737,875
Contractual cash flows not expected to be collected	(23,254)	(6,014)	(29,268)

Expected cash flows at acquisition	48,457	660,150	708,607
Interest component of expected cash flows	(5,800)	(72,472)	(78,272)

Basis in acquired loans at acquisition – estimated fair value	$42,657	$587,678	$630,335

Tower	Purchased Credit Impaired Loans	Purchased Non- Impaired Loans	Total Purchased Loans
Contractually required principal and interest at acquisition	$348,889	$2,376,071	$2,724,960
Contractual cash flows not expected to be collected	(127,318)	(135,736)	(263,054)

Expected cash flows at acquisition	221,571	2,240,335	2,461,906
Interest component of expected cash flows	(54,418)	(432,000)	(486,418)

Basis in acquired loans at acquisition – estimated fair value	$167,153	$1,808,335	$1,975,488

The Abington and Tower core deposit intangibles of $2,133 and $24,005, respectively, are being amortized using an accelerated method over a period of 10 years based upon the estimated economic benefits received.

The fair value of checking, savings and money market deposit accounts acquired from Abington and Tower were assumed to be approximately the carrying value, as these accounts have no stated maturity and are payable on demand. Certificate of deposit accounts were valued as the present value of the certificates’ expected contractual payments discounted at market rates for similar certificates.

In connection with the Abington and Tower acquisitions, Susquehanna incurred merger-related expenses related to personnel, occupancy and equipment, and other costs of integrating and conforming acquired operations with and into Susquehanna. Those expenses consisted largely of costs related to professional services, conversion of systems and/or integration of operations, and termination of existing contractual arrangements of Tower to purchase various services; initial marketing and promotion expenses designed to introduce Susquehanna to its new customers; travel costs; and printing, postage, supplies, and other costs of completing the transaction and commencing operations in new markets and offices. A summary of merger-related expenses included in the consolidated statement of income follows:

	2012			2011
	Abington	Tower	Total	Abington	Tower	Total
Salaries and employee benefits	$2	$4,035	$4,037	$525	$4,076	$4,601
Consulting	68	4,811	4,879	2,955	430	3,385
Legal	299	1,604	1,903	1,645	1,290	2,935
Branch writeoffs	0	1,371	1,371	1,561	0	1,561
Net occupancy and equipment	0	2,840	2,840	1,198	0	1,198
All other	829	1,492	2,321	1,264	47	1,311

	$1,198	$16,153	$17,351	$9,148	$5,843	$14,991

Pro Forma Condensed Combined Financial Information

If the Abington acquisition had been completed on January 1, 2011, total revenue, net of interest expense, would have been approximately $642.1 million for 2011, and net income from continuing operations would have been approximately $60.6 million for the same period.

If the Tower acquisition had been completed on January 1, 2011, total revenue, net of interest expense, would have been approximately $733.2 million and $772.9 million, respectively, for 2011 and 2012, respectively. Net income from continuing operations would have been approximately $69.7 million and $141.3 million, respectively, for 2011 and 2012.

Pro forma results of operations do not include the impact of conforming certain acquiree accounting policies to Susquehanna’s policies. The pro forma financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

3. Unrestricted Short-term Investments

The amortized cost and current yields of unrestricted short-term investments at December 31, 2012 and 2011 are as follows:

	2012		2011
	Amortized Cost	Rates	Amortized Cost	Rates
Interest-bearing deposits in other banks	$13,881	0.33%	$10,934	0.53%
Money market funds	19,714	0.02	40,045	0.00
Mutual funds	5,955	0.03	4,782	0.01

Total	$39,550		$55,761

4. Investment Securities

The amortized cost and fair values of investment securities at December 31, 2012 and 2011 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2012
Available-for-Sale:
U.S. Government agencies	$113,367	$1,041	$0	$114,408
Obligations of states and political subdivisions	403,487	32,585	295	435,777
Agency residential mortgage-backed securities	1,843,511	37,104	53	1,880,562
Non-agency residential mortgage-backed securities	29,428	2	1,980	27,450
Commercial mortgage-backed securities	38,847	1,533	0	40,380
Other structured financial products	25,011	0	15,461	9,550
Other debt securities	43,076	2,643	464	45,255

	2,496,727	74,908	18,253	2,553,382
Other equity securities	24,097	1,179	757	24,519

Total available-for-sale securities	$2,520,824	$76,087	$19,010	$2,577,901

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2011
Available-for-Sale:
U.S. Government agencies	$146,580	$1,906	$1	$148,485
Obligations of states and political subdivisions	376,819	25,235	75	401,979
Agency residential mortgage-backed securities	1,503,836	28,177	608	1,531,405
Non-agency residential mortgage-backed securities	79,225	0	10,154	69,071
Commercial mortgage-backed securities	54,973	1,846	0	56,819
Other structured financial products	24,831	0	11,538	13,293
Other debt securities	54,176	670	3,711	51,135

	2,240,440	57,834	26,087	2,272,187
Other equity securities	22,283	791	227	22,847

Total available-for-sale securities	$2,262,723	$58,625	$26,314	$2,295,034

At December 31, 2012 and 2011, investment securities with carrying values of $1,775,345 and $1,673,419, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, agency and non-agency residential mortgage-backed securities, commercial mortgage-backed securities, other structured financial products, other debt securities, and residential and commercial mortgage-backed securities, at December 31, 2012 and 2011, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Within one year	$8,690	$8,781	$9,596	$9,821
After one year but within five years	141,362	143,714	169,739	172,613
After five years but within ten years	935,796	952,680	602,385	609,935
After ten years	1,410,879	1,448,207	1,458,720	1,479,818

Total	$2,496,727	$2,553,382	$2,240,440	$2,272,187

Gross realized gains and gross realized losses on investment securities transactions are summarized below. These gains and losses were recognized using the specific identification method and were included in noninterest income.

	Available-for-sale Securities
	For the Year Ended December 31,
	2012	2011	2010
Gross gains	$5,090	$9,089	$13,998
Gross losses	(3,416)	(5,211)	(590)
Other-than-temporary impairment	(241)	(3,364)	(3,891)

Net gains	$1,433	$514	$9,517

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011.

December 31, 2012	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$0	$0	$0	$0	$0	$0
Obligations of states and political subdivisions	31,791	295	0	0	31,791	295
Agency residential mortgage-backed securities	11,291	53	0	0	11,291	53
Non-agency residential mortgage-backed securities	12,117	450	14,683	1,530	26,800	1,980
Other structured financial products	0	0	9,551	15,461	9,551	15,461
Other debt securities	0	0	6,518	464	6,518	464
Other equity securities	1,751	585	796	172	2,547	757

	$56,950	$1,383	$31,548	$17,627	$88,498	$19,010

December 31, 2011	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$0	$0	$6,500	$1	$6,500	$1
Obligations of states and political subdivisions	0	0	925	75	925	75
Agency residential mortgage-backed securities	126,645	608	0	0	126,645	608
Non-agency residential mortgage-backed securities	6,187	563	62,884	9,591	69,071	10,154
Other structured financial products	0	0	13,293	11,538	13,293	11,538
Other debt securities	21,237	2,988	10,102	723	31,339	3,711
Other equity securities	16	1	921	226	937	227

	$154,085	$4,160	$94,625	$22,154	$248,710	$26,314

Non-agency residential mortgage-backed securities. At December 31, 2012, Susquehanna held four securities that had unrealized losses, and were rated below investment grade. None of Susquehanna’s non-agency residential mortgage-backed securities were backed by loans identified by the issuer as subprime or Alt-A collateral. Management has analyzed the collateral underlying these securities with respect to defaults, loan to collateral value ratios, current levels of subordination, and geographic concentrations and concluded that one of these securities is other-than-temporarily impaired.

Susquehanna recorded other-than-temporary impairment losses as presented in the following table.

Credit Losses on Non-agency Residential Mortgage-backed and Other Equity Securities for which a Portion of an Other-than-temporary Impairment was Recognized in Other Comprehensive Income

	2012	2011
Balance - beginning of period	$4,602	$1,737
Additions:
Amount related to credit losses for which an other-than-temporary impairment was not previously recognized	0	2,791
Additional amount related to credit losses for which an other-than-temporary impairment was previously recognized	241	527
Deletions:
Sale of securities for which other-than-temporary impairment was previously recognized	3,180	453
Realized losses	383	0

Balance - end of period	$1,280	$4,602

Susquehanna estimated the portion of loss attributable to credit using a discounted cash flow model. Susquehanna, in conjunction with a third-party financial advisory firm, assisted with the development of critical assumptions including the expected cash flows of the underlying collateral of the non-agency residential mortgage-backed securities using internal credit risk, interest rate risk, and prepayment risk models that incorporated management’s best estimate of current key assumptions, such as default rates, loss severity, and prepayment rates. Assumptions used can vary widely from loan to loan and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics, and collateral type. The distribution of underlying cash flows is determined in accordance with the security’s terms. Expected principal and interest cash flows on an other-than-temporarily impaired debt security are discounted using the effective yield of that debt security.

Based on the expected cash flows derived from the model, Susquehanna expects to recover the unrealized loss in accumulated other comprehensive income ($560 and $2,521 at December 31, 2012 and 2011, respectively). Significant assumptions used in the valuation of these other-than-temporarily impaired securities were as follows:

	Weighted-average (%)
	2012	2011
Conditional repayment rate (1)	10.4%	10.3%
Loss severity (2)	43.8%	46.6%
Conditional default rate (3)	3.6%	6.4%

(1)	Conditional repayment rate represents a rate equal to the proportion of principal balance paid off voluntarily over a certain period of time on an annualized basis.
(2)	Loss severity rates are projected by considering collateral characteristics such as current loan-to-value, original creditworthiness of borrowers (FICO score) and geographic concentration.
(3)	Conditional default rate is an annualized rate of default on a group of mortgages, and represents the percentage of outstanding principal balances in the pool that are in default, which typically equates to the borrower being past due 60 days, 90 days, or possibly already in the foreclosure process.

Management provides input and monitors the third party valuation process of the non-agency residential mortgage-backed securities. A detailed review of the critical assumptions and inputs is performed by Susquehanna’s Corporate Investment Committee (“CIC”). Key assumptions reviewed by the CIC include prepayment assumptions, default rates, loss severity, bond waterfall payments, and the discount rate. Additionally, available market indications of similar securities are provided by Susquehanna to the third party and are given a significant weighting by the third party.

Other structured financial products. Susquehanna’s structured financial product investments are comprised of four pooled trust preferred securities which have an aggregate unrealized loss of $15,461 and $11,538 at December 31, 2012 and 2011, respectively. All of these securities are below investment grade but are of a more senior tranche of the specific issue. Susquehanna has contracted with a third party financial advisory firm (“third party firm”) to assist in its other-than-temporary impairment analysis of its structured financial product investments. Management has assisted with the development of, and performed a detailed review of the critical assumptions. The review of the inputs for the valuation of the pooled trust preferred securities is performed by the CIC. Key aspects reviewed by CIC include the detail on non-performing financial institutions within the pools of trust preferred securities, the probability of default of the underlying institutions within the pools, the discount rate, trades of similar securities and indexes, and the weighting given to market indications. Susquehanna management believes that the valuation analysis and methodology reasonably supports the value and projected performance of the specific trust preferred securities. Management believes this valuation methodology presents an appropriate approach in the determination of other-than-temporary impairment charges in accordance with GAAP.

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

As of December 31, 2012	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Class	B	B	B	A2L
Class face value	$35,000	$58,745	$88,449	$45,500
Book value	$3,000	$7,163	$8,098	$6,750
Fair value	1,073	2,987	3,315	2,175

Unrealized loss	$(1,927)	$(4,176)	$(4,783)	$(4,575)

Present value of expected cash flows for class noted above and all subordinated classes (1)	$141,786	$172,051	$290,724	$141,211
Lowest credit rating assigned	Ca	Ca	Ca	Ca
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	352,028	313,200	472,731	296,600
Actual defaults	30,000	51,580	44,000	75,447
Actual deferrals	87,400	107,690	123,150	83,080
Projected future defaults	65,480	53,913	57,013	46,610
Actual defaults as a % of original collateral	4.8%	10.3%	6.3%	15.5%
Actual deferrals as a % of original collateral (2)	14.0	21.5	17.6	17.0

Actual defaults and deferrals as a % of original collateral	18.8%	31.8%	23.9%	32.5%

Projected future defaults as a % of original collateral (3)	10.5%	10.8%	8.1%	9.6%
Actual institutions deferring and defaulted as a % of total institutions	19.7	37.5	29.9	38.8
Projected future defaults as a % of performing collateral plus deferrals	14.9	12.8	9.6	12.3

As of December 31, 2011	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Class	B	B	B	A2L
Class face value	$35,000	$58,163	$87,709	$45,500
Book value	$3,000	$7,071	$8,010	$6,750
Fair value	1,756	3,821	4,267	3,449

Unrealized loss	$(1,244)	$(3,250)	$(3,743)	$(3,301)

Present value of expected cash flows for class noted above and all subordinated classes (1)	$146,039	$159,884	$269,458	$140,863
Lowest credit rating assigned	CCC-	Caa3	Ca	Ca
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	363,728	320,750	503,181	320,600
Actual defaults	10,000	46,580	44,000	74,500
Actual deferrals	97,400	105,140	102,900	69,580
Projected future defaults	71,064	76,396	112,935	47,281
Actual defaults as a % of original collateral	1.6%	9.3%	6.3%	15.3%
Actual deferrals as a % of original collateral (2)	15.6	21.0	14.7	14.3

Actual defaults and deferrals as a % of original collateral	17.2%	30.3%	21.0%	29.6%

Projected future defaults as a % of original collateral (3)	11.4%	15.2%	16.1%	9.7%
Actual institutions deferring and defaulted as a % of total institutions	17.9	35.7	27.5	36.2
Projected future defaults as a % of performing collateral plus deferrals	15.4	17.9	18.6	12.1

(1)	Susquehanna determines whether it expects to recover the entire amortized cost basis by comparing the present value of the expected cash flows to be collected with the amortized cost basis. As of December 31, 2012 and 2011, the present value of the current estimated cash flows is equal to or greater than the book value of the trust preferred securities held. Consequently, there is no credit-related other-than-temporary impairment required to be recognized.
(2)	Includes current interest deferrals for the quarter for those institutions deferring as of the date of the assessment of the other-than-temporary impairment. Current deferrals are assumed to continue for twenty quarters, the full contractually permitted deferral period, if the institutions are not projected to default prior to that time.
(3)	Includes those institutions that are performing but are not projected to continue to perform and includes those institutions that are currently deferring interest that are projected to default, based upon third-party proprietary valuation methodology used to determine future defaults. Creditworthiness of each underlying issue in the collateralized debt obligation is determined using publicly available data.

5. Loans and Leases

Originated loans and leases is defined to exclude loans purchased in business combinations since September 30, 2011, and purchased loans and leases is defined to include those loans and leases excluded from the definition of originated loans.

Loans and Leases, Net of Deferred Costs and Fees

At December 31,	2012	2011
Commercial, financial, and agricultural	$2,273,611	$1,871,027
Real estate - construction	847,781	829,221
Real estate secured - residential	4,065,818	3,212,562
Real estate secured - commercial	3,964,608	3,136,887
Consumer	842,552	722,329
Leases	900,371	675,904

Total loans and leases	$12,894,741	$10,447,930

Originated loans and leases	$10,765,458	$9,833,296
Purchased loans and leases	2,129,283	614,634

Total loans and leases	$12,894,741	$10,447,930

Nonaccrual loans and leases	$97,767	$156,478
Loans and leases contractually past due 90 days and still accruing	8,209	10,077
Troubled debt restructurings	67,775	72,852
Deferred origination costs, net of fees	17,763	13,857
All overdrawn deposit accounts, reclassified as loans and evaluated for collectability	15,422	3,390

A summary of our net investment in direct lease financing is presented below.

Net Investment in Direct Financing Leases

At December 31,	2012	2011
Minimum lease payments receivable	$568,110	$489,574
Estimated residual value of leases	409,753	255,152
Unearned income under lease contracts	(77,492)	(68,822)

Total leases	$900,371	$675,904

Susquehanna monitors the credit quality of its commercial loan portfolio using internal risk ratings. These risk ratings are consistent with established regulatory guidance. Loans with a Pass rating represent those not considered a problem credit. Special mention loans are those that have a potential weakness deserving management’s careful attention. Substandard loans are those where a well-defined weakness has been identified that may put the complete receipt of contractual cash flows at risk. Substandard loans are placed in nonaccrual status when Susquehanna believes it is no longer probable it will collect all contractual cash flows.

Susquehanna reviews the loan gradings on an annual basis or at any time management becomes aware of the potential for not collecting all contractual cash flows. Significant credits with ratings of special mention or substandard, and associated with a relationship greater than $0.5 million, are reviewed quarterly by the Loan Review committee.

Susquehanna monitors the credit quality of its retail loan portfolio based primarily on delinquency status, which is the primary factor considered in determining whether a retail loan should be classified as nonaccrual.

The following tables present Susquehanna’s credit quality indicators by internally assigned grading and by payment activity at December 31, 2012 and 2011:

Credit Quality Indicators, at December 31, 2012

Commercial Credit Exposure

Credit-risk Profile by Internally Assigned Grade

	Commercial	Real Estate - Construction (1)	Real Estate - Secured - Commercial (2)	Total Commercial Credit Exposure
Originated loans and leases
Grade:
Pass (3)	$2,008,548	$439,296	$3,388,337	$5,836,181
Special mention (4)	45,733	76,852	141,817	264,402
Substandard (5)	60,123	45,102	213,776	319,001

Total	2,114,404	561,250	3,743,930	6,419,584

Purchased loans and leases
Grade:
Pass (3)	135,308	95,289	918,119	1,148,716
Special mention (4)	7,685	34,519	82,021	124,225
Substandard (5)	16,214	54,162	143,629	214,005

Total	159,207	183,970	1,143,769	1,486,946

Total loans and leases
Grade:
Pass (3)	2,143,856	534,585	4,306,456	6,984,897
Special mention (4)	53,418	111,371	223,838	388,627
Substandard (5)	76,337	99,264	357,405	533,006

Total	$2,273,611	$745,220	$4,887,699	$7,906,530

Other Credit Exposure

Credit-risk Profile based on Payment Activity

	Real Estate - Secured - Residential	Consumer	Leases	Total Other Credit Exposure
Originated loans and leases
Performing	$2,591,349	$830,495	$898,781	$4,320,625
Nonperforming (6)	23,082	577	1,590	25,249

Total	2,614,431	831,072	900,371	4,345,874

Purchased loans and leases
Performing	618,796	11,455	0	630,251
Nonperforming (6)	12,061	25	0	12,086

Total	630,857	11,480	0	642,337

Total loans and leases
Performing	3,210,145	841,950	898,781	4,950,876
Nonperforming (6)	35,143	602	1,590	37,335

Total	$3,245,288	$842,552	$900,371	$4,988,211

Credit Quality Indicators, at December 31, 2011

Commercial Credit Exposure

Credit-risk Profile by Internally Assigned Grade

	Commercial	Real Estate - Construction (1)	Real Estate - Secured - Commercial (2)	Total Commercial Credit Exposure
Originated loans and leases
Grade:
Pass (3)	$1,752,161	$552,897	$3,204,963	$5,510,021
Special mention (4)	54,902	60,945	173,308	289,155
Substandard (5)	59,978	60,096	219,737	339,811

Total	1,867,041	673,938	3,598,008	6,138,987

Purchased loans and leases
Grade:
Pass (3)	2,222	8,639	116,334	127,195
Special mention (4)	1,164	36,307	17,363	54,834
Substandard (5)	600	34,659	28,236	63,495

Total	3,986	79,605	161,933	245,524

Total loans and leases
Grade:
Pass (3)	1,754,383	561,536	3,321,297	5,637,216
Special mention (4)	56,066	97,252	190,671	343,989
Substandard (5)	60,578	94,755	247,973	403,306

Total	$1,871,027	$753,543	$3,759,941	$6,384,511

Other Credit Exposure

Credit-risk Profile based on Payment Activity

	Real Estate - Secured - Residential	Consumer	Leases	Total Other Credit Exposure
Originated loans and leases
Performing	$2,264,551	$720,438	$674,510	$3,659,499
Nonperforming (6)	31,809	1,607	1,394	34,810

Total	2,296,360	722,045	675,904	3,694,309

Purchased loans and leases
Performing	367,923	282	0	368,205
Nonperforming (6)	903	2	0	905

Total	368,826	284	0	369,110

Total loans and leases
Performing	2,632,474	720,720	674,510	4,027,704
Nonperforming (6)	32,712	1,609	1,394	35,715

Total	$2,665,186	$722,329	$675,904	$4,063,419

(1)	Includes only construction loans granted to commercial customers. Construction loans for individuals are included in Real Estate – Secured – Residential below.
(2)	Includes loans obtained for commercial purposes that are also secured by residential real estate.
(3)	Includes loans identified as having acceptable risk, which are loans for which the possibility of loss is considered unlikely.
(4)	Includes loans considered potentially weak; however, no loss of principal or interest is anticipated.
(5)	Includes loans that are inadequately protected by the current net-worth and paying capacity of the borrower or by the collateral pledged, if any. Loss of principal or interest is considered reasonably possible or likely.
(6)	Includes loans that are on non-accrual status or past due ninety days or more.

The following tables detail the age analysis of Susquehanna’s past due financing receivables as of December 31, 2012 and 2011:

Age Analysis of Past Due Financing Receivables, as of December 31, 2012

Financing Receivables that are Accruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$5,163	$762	$359	$6,284	$2,256,863	$2,263,147
Real estate - construction	8,568	1,614	157	10,339	822,625	832,964
Real estate secured - residential	19,544	4,467	5,547	29,558	4,007,820	4,037,378
Real estate secured - commercial	9,623	13,746	1,394	24,763	3,897,224	3,921,987
Consumer	8,898	1,678	545	11,121	831,388	842,509
Leases	5,445	487	207	6,139	892,850	898,989

Total	$57,241	$22,754	$8,209	$88,204	$12,708,770	$12,796,974

Originated loans and leases	$51,679	$21,471	$5,720	$78,870	$10,596,166	$10,675,036
Purchased loans and leases	5,562	1,283	2,489	9,334	2,112,604	2,121,938

Total	$57,241	$22,754	$8,209	$88,204	$12,708,770	$12,796,974

Financing Receivables that are Nonaccruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$631	$649	$6,068	$7,348	$3,116	$10,464
Real estate - construction	0	405	14,047	14,452	365	14,817
Real estate secured - residential	953	452	19,551	20,956	7,484	28,440
Real estate secured - commercial	2,483	622	30,433	33,538	9,083	42,621
Consumer	0	0	0	0	43	43
Leases	0	656	408	1,064	318	1,382

Total	$4,067	$2,784	$70,507	$77,358	$20,409	$97,767

Originated loans and leases	$4,067	$2,379	$65,830	$72,276	$18,146	$90,422
Purchased loans and leases	0	405	4,677	5,082	2,263	7,345

Total	$4,067	$2,784	$70,507	$77,358	$20,409	$97,767

Age Analysis of Past Due Financing Receivables, as of December 31, 2011

Financing Receivables that are Accruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$7,843	$2,473	$778	$11,094	$1,845,548	$1,856,642
Real estate - construction	342	416	56	814	790,680	791,494
Real estate secured - residential	21,330	7,247	6,303	34,880	3,135,760	3,170,640
Real estate secured - commercial	4,011	1,043	884	5,938	3,069,452	3,075,390
Consumer	7,688	1,442	1,609	10,739	711,590	722,329
Leases	4,014	867	447	5,328	669,629	674,957

Total	$45,228	$13,488	$10,077	$68,793	$10,222,659	$10,291,452

Originated loans and leases	$44,439	$12,325	$9,732	$66,495	$9,617,812	$9,684,307
Purchased loans and leases	789	1,163	345	2,298	604,847	607,145

Total	$45,228	$13,488	$10,077	$68,793	$10,222,659	$10,291,452

Financing Receivables that are Nonaccruing

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Financing Receivables
Commercial	$454	$1,032	$6,319	$7,805	$6,580	$14,385
Real estate - construction	122	7,443	27,292	34,857	2,870	37,727
Real estate secured - residential	2,569	517	27,603	30,689	11,233	41,922
Real estate secured - commercial	2,946	1,722	32,020	36,688	24,809	61,497
Consumer	0	0	0	0	0	0
Leases	0	59	413	472	475	947

Total	$6,091	$10,773	$93,647	$110,511	$45,967	$156,478

Originated loans and leases	$6,091	$10,332	$86,635	$103,059	$45,930	$148,989
Purchased loans and leases	0	441	7,012	7,452	37	7,489

Total	$6,091	$10,773	$93,647	$110,511	$45,967	$156,478

The following tables present Susquehanna’s impaired loans and reserve positions at December 31, 2012 and 2011:

Impaired Loans at December 31, 2012

	Unpaid Principal Balance	Recorded Investment in Impaired Loans		Related Charge-offs	Related Allowance	Average Recorded Investment in Impaired Loans (2)	Interest Income Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$23,959	$23,877		$82		$24,603	$233
Real estate - construction	48,394	32,717		15,677		34,223	882
Real estate secured - residential	26,298	25,261		1,037		25,417	398
Real estate secured - commercial	133,903	119,217		14,686		118,424	1,727
Consumer	114	114		0		114	3

Total impaired loans without a related reserve	232,668	201,186	(1)	31,482		202,781	3,243

Impaired loans with a related reserve:
Commercial, financial, and agricultural	4,240	4,184		56	$3,267	4,278	47
Real estate - construction	12,894	5,577		7,317	952	5,883	237
Real estate secured - residential	32,640	32,375		265	6,633	32,498	333
Real estate secured - commercial	49,322	39,331		9,991	4,884	40,778	486
Consumer	0	0		0	0	0	0

Total impaired loans with a related reserve	99,096	81,467		17,629	15,736	83,437	1,103

Total impaired loans:
Commercial, financial, and agricultural	28,199	28,061		138	3,267	28,881	280
Real estate - construction	61,288	38,294		22,994	952	40,106	1,119
Real estate secured - residential	58,938	57,636		1,302	6,633	57,915	731
Real estate secured - commercial	183,225	158,548		24,677	4,884	159,202	2,213
Consumer	114	114		0	0	114	3

Total impaired loans	$331,764	$282,653		$49,111	$15,736	$286,218	$4,346

Impaired loans without a related reserve:
Originated loans and leases	$76,120	$45,560		$30,560		$49,975	$764
Purchased loans and leases	156,548	155,626		922		152,806	2,479

Total impaired loans without a related reserve	232,668	201,186		31,482		202,781	3,243

Impaired loans with a related reserve:
Originated loans and leases	92,471	74,842		17,629	$14,649	76,823	1,033
Purchased loans and leases	6,625	6,625		0	1,087	6,614	70

Total impaired loans with a related reserve	99,096	81,467		17,629	15,736	83,437	1,103

Total impaired loans:
Originated loans and leases	168,591	120,402		48,189	14,649	126,798	1,797
Purchased loans and leases (3)	163,173	162,251		922	1,087	159,420	2,549

Total impaired loans	$331,764	$282,653		$49,111	$15,736	$286,218	$4,346

(1)	$28,658 of the $201,186 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral through direct charge-offs of $31,482.
(2)	Average recorded investment in impaired loans is calculated on a quarterly basis using daily balances.
(3)	$6,625 of the $162,251 purchased impaired loans were subsequently impaired after being acquired.

Impaired Loans at December 31, 2011

	Unpaid Principal Balance	Recorded Investment in Impaired Loans		Related Charge-offs	Related Allowance	Average Recorded Investment in Impaired Loans (2)	Interest Income Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$6,621	$6,621		$0		$11,159	$291
Real estate - construction	52,801	25,968		26,833		29,464	761
Real estate secured - residential	20,411	17,540		2,871		16,473	788
Real estate secured - commercial	69,469	35,490		33,979		41,612	1,479
Consumer	0	0		0		37	4

Total impaired loans without a related reserve	149,302	85,619	(1)	63,683		98,745	3,323

Impaired loans with a related reserve:
Commercial, financial, and agricultural	6,870	6,870		0	$3,421	9,085	239
Real estate - construction	21,613	15,015		6,598	2,243	22,022	307
Real estate secured - residential	17,311	16,227		1,084	2,807	15,733	558
Real estate secured - commercial	72,482	53,288		19,194	11,871	59,222	2,224
Consumer	658	658		0	654	202	8

Total impaired loans with a related reserve	118,934	92,058		26,876	20,996	106,264	3,336

Total impaired loans:
Commercial, financial, and agricultural	13,491	13,491		0	3,421	20,244	530
Real estate - construction	74,414	40,983		33,431	2,243	51,486	1,068
Real estate secured - residential	37,722	33,767		3,955	2,807	32,206	1,346
Real estate secured - commercial	141,951	88,778		53,173	11,871	100,834	3,703
Consumer	658	658		0	654	239	12

Total impaired loans	$268,236	$177,677		$90,559	$20,996	$205,009	$6,659

Impaired loans without a related reserve:
Originated loans and leases	$109,075	$45,442		$63,633		$88,262	$2,713
Purchased loans and leases	40,227	40,177		50		10,483	610

Total impaired loans without a related reserve	149,302	85,619		63,683		98,745	3,323

Impaired loans with a related reserve:
Originated loans and leases	118,934	92,058		26,876	$20,996	106,264	3,336
Purchased loans and leases	0	0		0	0	0	0

Total impaired loans with a related reserve	118,934	92,058		26,876	20,996	106,264	3,336

Total impaired loans:
Originated loans and leases	228,009	137,500		90,509	20,996	194,526	6,049
Purchased loans and leases	40,227	40,177		50	0	10,483	610

Total impaired loans	$268,236	$177,677		$90,559	$20,996	$205,009	$6,659

(1)	$48,234 of the $85,619 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral through direct charge-offs of $63,683.
(2)	Average recorded investment in impaired loans is calculated on a quarterly basis using daily balances.

The following table presents Troubled Debt Restructurings (TDR’s) by class segment:

At December 31,	2012	2011
Commercial, financial, and agricultural	$8,744	$12,181
Real estate - construction	940	3,902
Real estate secured - residential	23,224	17,634
Real estate secured - commercial	33,589	38,565
Consumer	1,278	570

Total performing TDRs	67,775	72,852
Non-performing TDRs (1)	24,603	14,346

Total TDRs	$92,378	$87,198

Performing TDRs	73%	84%
Non-performing TDRs	27%	16%

(1)	These loans are included in the 90 day past due and non-accrual categories.

The following table provides detail of TDR balance and activity for the twelve months ended December 31, 2012 and 2011:

	Twelve months ended December 31,
	2012	2011
Performing TDRs, January 1,	$72,852	$114,566
New TDR Status (1)	28,374	26,805
Paydowns	(10,518)	(25,882)
Charge-offs post modification	(1,121)	(15,671)
Transfer to nonaccrual, past due 90 days or greater	(5,887)	(5,612)
Cured	(11,192)	(21,354)
Removal of PCI loans (2)	(4,648)	0
Other, net (3)	(85)	0

Performing TDRs, December 31,	$67,775	$72,852

Non-performing TDRs (4) , December 31,	$24,603	$14,346

Performing TDRs	73%	84%
Non-performing TDRs	27%	16%

(1)	Includes $7,209 of additional loans in accordance with recent regulatory guidance requiring loans discharged under bankruptcy proceedings and not reaffirmed by the borrower to be charged-off to their collateral value and to be considered troubled debt restructurings regardless of their payment delinquency status.
(2)	Purchased credit impaired loans at acquisition are not considered TDR’s at acquisition.
(3)	Transfer to Other Real Estate Owned.
(4)	Included in Age Analysis of Past Due Financing Receivables.

The following tables present Susquehanna’s loan modification activities that were considered troubled debt restructurings for the twelve month periods ended December 31, 2012 and 2011:

	Recorded Investment
Twelve months ended December 31, 2012	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Financial Effect of Modification
				Recorded Investment (1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Other (3)	19	$1,433	$1,433	$0	$0
Real estate - construction
Other (3)	2	343	343	0	0
Real estate secured - residential
Other (3)	70	6,722	6,722	0	0
Combination of modification types	26	6,111	6,111	0	139
Real estate secured - commercial
Other (3)	10	10,630	10,630	0	0
Combination of modification types	1	2,113	2,113	0	233
Consumer
Other (3)	121	1,022	1,022	0	0

Total	249	$28,374	$28,374	$0	$372

Originated loans and leases	218	$23,050	$23,050	$0	$94
Purchased loans and leases	31	5,324	5,324	0	278

Total	249	$28,374	$28,374	$0	$372

(1)	Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.
(3)	Bankruptcies and maturity date extensions.

	Number of Loans	Recorded Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
Commercial, financial, and agricultural	2	$938
Real estate - construction	0	0
Real estate secured - residential	11	2,153
Real estate secured - commercial	3	929
Consumer	0	0

Total	16	$4,020

Originated loans and leases	14	$3,578
Purchased loans and leases	2	442

Total	16	$4,020

	Recorded Investment
Twelve months ended December 31, 2011	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Financial Effect of Modification
				Recorded Investment (1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Other (3)	3	$1,348	$823	$(525)	$0
Combination of modification types	4	860	860	0	0
Real estate - construction
Interest Rate reduction	2	2,394	2,394	0	0
Other (3)	2	1,508	1,508	0	0
Real estate secured - residential
Interest Rate reduction	1	28	28	0	(10)
Other (3)	24	4,865	4,865	0	0
Combination of modification types	28	6,419	6,419	0	151
Real estate secured - commercial
Interest Rate reduction	1	336	336	0	(4)
Combination of modification types	7	8,393	8,393	0	0
Consumer
Other (3)	3	352	352	0	0
Combination of modification types	1	302	302	0	(84)

Total	76	$26,805	$26,280	$(525)	$53

Originated loans and leases	76	$26,805	$26,280	$(525)	$53
Purchased loans and leases	0	0	0	0	0

Total	76	$26,805	$26,280	$(525)	$53

(1)	Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.
(3)	Maturity date extensions.

	Number of Loans	Recorded Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
Commercial, financial, and agricultural	6	$3,116
Real estate - construction	1	298
Real estate secured - residential	5	1,096
Real estate secured - commercial	8	34,471
Consumer	1	484

Total	21	$39,465

Originated loans and leases	21	$39,465
Purchased loans and leases	0	0

Total	21	$39,465

The unpaid principal balance and the related carrying amount of acquired loans are as follows:

	December 31,
	2012	2011
Credit impaired purchased loans evaluated individually for incurred credit losses
Unpaid principal balance	$238,538	$60,259
Carrying amount	162,251	40,177
Other purchased loans evaluated collectively for incurred credit losses
Unpaid principal balance	1,976,132	557,708
Carrying amount	1,967,032	574,457
Total purchased loans
Unpaid principal balance	2,214,670	617,967
Carrying amount	2,129,283	614,634

The changes in accretable discount related to the purchased credit impaired loans are as follows:

	Twelve Months Ended December 31,
	2012	2011
Balance - beginning of period	$4,881	$0
Abington acquisition	0	5,800
Tower acquisition	54,418	0
Accretion recognized during the period	(19,255)	(919)
Net reclassification from non-accretable to accretable	22,824	0

Balance - end of period	$62,868	$4,881

6. Allowance for Loan and Lease Losses

In establishing the allowance for credit losses, Susquehanna estimates losses attributable to specific impaired credits identified through the credit review processes and also estimates losses inherent in other loans and leases on a collective basis. For purposes of determining the level of the allowance for credit losses, Susquehanna evaluates its loan and lease portfolio by loan type. The losses provisioned for in Susquehanna’s allowance for loan loss is determined through a loan by loan analysis of larger balance commercial and commercial real estate loans that show signs of credit deterioration and by applying loss factors to groups of loan balances based on loan type and management’s classification of such loans under Susquehanna’s loan grading system, adjusted for qualitative considerations. In determining the allowance for credit losses, Susquehanna utilizes an internal loan grading system for its commercial portfolio. The internal loan gradings are monitored by Susquehanna’s loan review department. Additionally, loans that are part of a relationship of over $0.5 million and have a rating of substandard, special mention, and pass that are on the company’s watch list, are reviewed on a quarterly basis at Susquehanna’s Loan Quality Review Committee. Factors considered at the Loan Quality Review meetings include the financial statements of the borrower, the borrower’s global cash flow, guarantees, and underlying collateral valuations.

An analysis of the allowance for loan and lease losses for the years ended December 31, 2012 and 2011 are presented in the following tables:

	Twelve Months Ended December 31, 2012
	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2012	$30,086	$36,868	$28,839	$78,414	$3,297	$10,561	$35	$188,100
Charge-offs	(22,758)	(17,598)	(14,343)	(27,509)	(3,364)	(4,463)	0	(90,035)
Recoveries	9,515	3,561	1,930	4,610	1,228	1,111	0	21,955
Provision	13,364	2,340	24,850	14,538	2,561	6,132	214	64,000

Balance at December 31, 2012	$30,207	$25,171	$41,276	$70,053	$3,722	$13,341	$249	$184,020

Balance at December 31, 2012
Individually evaluated for impairment:
Originated loans and leases	$3,264	$952	$5,649	$4,783	$0	$0		$14,648
Purchased loans and leases	3	0	983	100	0	0		1,086

Total	$3,267	$952	$6,632	$4,883	$0	$0		$15,734

Collectively evaluated for impairment:
Originated loans and leases	$26,940	$24,219	$34,644	$65,170	$3,722	$13,341	$249	$168,286
Purchased loans and leases	0	0	0	0	0	0	0	0

Total	$26,940	$24,219	$34,644	$65,170	$3,722	$13,341	$249	$168,286

Financing receivables:
Balance at December 31, 2012	$2,273,611	$847,781	$4,065,818	$3,964,608	$842,552	$900,371		$12,894,741

Balance at December 31, 2012
Individually evaluated for impairment:
Originated loans and leases	$12,050	$16,277	$30,994	$61,081	$0	$0		$120,402
Purchased loans and leases	16,011	22,017	26,643	97,466	114	0		162,251

Total	$28,061	$38,294	$57,637	$158,547	$114	$0		$282,653

Collectively evaluated for impairment:
Originated loans and leases	$2,071,532	$672,176	$3,217,375	$2,952,531	$831,072	$900,371		$10,645,057
Purchased loans and leases	174,018	137,311	790,806	853,530	11,366	0		1,967,031

Total	$2,245,550	$809,487	$4,008,181	$3,806,061	$842,438	$900,371		$12,612,088

	Twelve Months Ended December 31, 2011
	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2011	$31,608	$50,250	$28,320	$70,137	$2,841	$8,643	$35	$191,834
Charge-offs	(25,552)	(36,585)	(18,663)	(45,213)	(3,922)	(5,310)	0	(135,245)
Recoveries	5,835	7,106	1,916	3,795	1,371	1,488	0	21,511
Provision	18,195	16,097	17,266	49,695	3,007	5,740	0	110,000

Balance at December 31, 2011	$30,086	$36,868	$28,839	$78,414	$3,297	$10,561	$35	$188,100

Balance at December 31, 2011
Individually evaluated for impairment:
Originated loans and leases	$3,421	$2,243	$2,807	$11,871	$654	$0		$20,996
Purchased loans and leases	0	0	0	0	0	0		0

Total	$3,421	$2,243	$2,807	$11,871	$654	$0		$20,996

Collectively evaluated for impairment:
Originated loans and leases	$25,146	$34,625	$26,033	$66,543	$2,643	$10,561	$1,554	$167,106
Purchased loans and leases	0	0	0	0	0	0	0	0

Total	$25,146	$34,625	$26,033	$66,543	$2,643	$10,561	$1,554	$167,106

Financing receivables:
Balance at December 31, 2011	$1,871,027	$829,221	$3,212,562	$3,136,887	$722,329	$675,904		$10,447,930

Balance at December 31, 2011
Individually evaluated for impairment:
Originated loans and leases	$13,385	$27,682	$24,073	$71,702	$658	$0		$137,500
Purchased loans and leases	106	13,301	9,694	17,076	0	0		40,177

Total	$13,491	$40,983	$33,767	$88,778	$658	$0		$177,677

Collectively evaluated for impairment:
Originated loans and leases	$1,848,108	$724,761	$2,765,157	$2,960,479	$721,387	$675,904		$9,695,796
Purchased loans and leases	9,428	63,477	413,638	87,630	284	0		574,457

Total	$1,857,536	$788,238	$3,178,795	$3,048,109	$721,671	$675,904		$10,270,253

An analysis of the allowance for loan and lease losses during 2010 is presented in the following table:

2010
Balance - January 1,	$172,368
Provision	163,000
Charge-offs	(162,135)
Recoveries	18,601

Net charge-offs	(143,534)

Balance - December 31,	$191,834

7. Premises and Equipment

The following is a summary of premises and equipment as of December 31, 2012 and 2011:

At December 31,	2012	2011	Useful Life (in years)
Land	$29,838	$29,651
Buildings	141,223	122,507	10 - 40
Furniture and equipment	100,680	89,240	3 - 5
Leasehold improvements	46,979	42,187	10 - 25
Land improvements	3,594	3,633	3 - 10

	322,314	287,218
Less: accumulated depreciation and amortization	133,331	118,836

	$188,983	$168,382

	2012	2011	2010
Depreciation and amortization expense	$16,429	$13,267	$13,732

All subsidiaries lease certain banking branches and equipment under operating leases that expire on various dates through 2030. Renewal options generally are available for periods up to ten years. Minimum future rental commitments under non-cancelable leases, as of December 31, 2012, were as follows:

			Operating Leases
2013			$20,884
2014			19,462
2015			17,887
2016			17,146
2017			16,053
Subsequent years			74,750

			$166,182

	2012	2011	2010
Rent expense	$20,141	$15,639	$13,734

8. Goodwill and Other Intangible Assets

Amortizing Intangible Assets

The following is a summary of amortizing intangible assets as of December 31, 2012 and 2011:

At December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Remaining Life (1)
Core deposit intangibles	$85,337	$(50,202)	$35,135	6.9
Customer lists	20,806	(12,331)	8,475	7.0
Unfavorable lease adjustments	(2,109)	(169)	(2,278)	16.5

Total amortizing intangible assets	$104,034	$(62,702)	$41,332	7.4

At December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Remaining Life (1)
Core deposit intangibles	$61,332	$(40,520)	$20,812	5.7
Customer lists	17,477	(9,252)	8,225	6.7
Favorable lease adjustments	393	(349)	44	18.3

Total amortizing intangible assets	$79,202	$(50,121)	$29,081	6.0

(1)	Weighted average remaining life in years

Aggregate Amortization Expense for the Year Ended December 31:
2012	$12,525
Estimated Amortization Expense for the Year Ended December 31:
2013	$11,499
2014	9,079
2015	7,281
2016	5,180
2017	3,407

Goodwill

Activity in Susquehanna’s goodwill accounts for the twelve month periods ended December 31, 2012 and 2011 are as follows:

Goodwill at January 1, 2011	$1,018,031
Goodwill acquired through the Abington acquisition	0

Goodwill at December 31, 2011	1,018,031
Goodwill acquired through the Tower acquisition	252,328

Goodwill at December 31, 2012	$1,270,359

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

Bank Reporting Unit

Goodwill assigned to the bank reporting unit at the annual assessment dates of May 31, 2012 and 2011, was $1,158,248 and $915,421, respectively, the increase resulting from the Tower acquisition. Fair value of the bank reporting unit was determined using a market approach, which uses prices and other relevant information reported for market transactions involving recent non-distressed sales of comparable financial institutions in Susquehanna’s market to value the bank reporting unit. Susquehanna considered two key ratios in measuring the fair value of the bank reporting unit: price to book and price to tangible book. The following table shows the ratios used at May 31, 2012, and 2011.

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

9. Deposits

Deposits consisted of the following at December 31, 2012 and 2011:

At December 31,	2012	2011
Noninterest-bearing:
Demand	$1,973,664	$1,569,811
Interest-bearing:
Interest-bearing demand	5,829,147	4,439,488
Savings	1,032,293	868,709
Time	2,262,262	2,157,282
Time of $ 100 or more	1,482,680	1,255,182

Total deposits	$12,580,046	$10,290,472

10. Borrowings

Short-term Borrowings

Short-term borrowings and weighted average interest rates at December 31 were as follows:

	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements (1)	$302,577	0.30%	$292,616	0.33%	$306,423	0.46%
Federal funds purchased	515,000	0.21	318,000	0.20	458,000	0.25
Treasury tax and loan notes	0	0.00	0	0.00	6,200	0.00
Swap collateral	0	0.00	2,690	0.04	0	0.00

Total short-term borrowings	$817,577		$613,306		$770,623

(1)	Securities sold under agreements to repurchase are classified as secured short-term borrowings and are recorded at the amount of cash received in connection with the transaction. The securities underlying the repurchase agreements remain in available-for-sale investment securities.

At December 31, 2012, Susquehanna Bank had aggregate availability under federal funds lines totaling $1,019,000 and collateralized availability at the Federal Reserve’s Discount Window of $1,148,367.

Federal Home Loan Bank Borrowings

At December 31,	2012	2011
Due 2012, 0.14% to 3.75%	$0	$905,743
Due 2013, 0.18% to 0.32%	1,098,000	0
Due 2013, 2.05% to 4.13%	60,664	17,940
Due 2014, 4.70%	10,592	10,967
Due 2015, 3.65% to 4.56%	22,946	28,074
Due 2017, 2.35%	6,860	8,296

	$1,199,062	$971,020

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

Under this program, Susquehanna’s banking subsidiary had line-of-credit availability of $2,683,472 and $2,270,072 at December 31, 2012 and 2011, respectively. Excluding purchase-accounting adjustments, $1,192,237 and $967,401 was outstanding at December 31, 2012 and 2011, respectively. At December 31, 2012, Susquehanna Bank could have borrowed an additional $1,472,765 based on qualifying collateral. Such additional borrowings would have required the bank to increase its investment in FHLB stock by $61,264.

Long-term Debt and Junior Subordinated Debentures (1)

	2012			2011
	Amount	Rate		Amount	Rate
Senior note due 2022 (5)	$150,000	5.48%		$0	0.00%
Subordinated notes due 2012	0	0.00		75,000	6.22	(2)
Subordinated notes due 2014	75,000	2.34	(2)	75,000	2.46	(2)
Subordinated note due 2018 (4)	25,000	5.60	(2)	25,000	5.60	(2)
Other	1,021	n/m	(11)	1,030	n/m	(11)
Junior subordinated notes due 2027	0	0.00		16,521	9.80	(3)
Junior subordinated notes due 2032	5,764	3.56	(3)	5,785	3.84	(3)
Junior subordinated notes due 2033 (6)	15,464	3.81		15,464	3.64
Junior subordinated notes due 2033 (6)	15,464	3.41		15,464	3.13
Junior subordinated notes due 2033 (6)	3,093	3.71		3,093	3.54
Junior subordinated notes due 2033 (7)	9,788	3.81	(3)	0	0.00
Junior subordinated notes due 2036 (8)	51,547	1.74		51,547	6.39
Junior subordinated notes due 2036 (6)	10,310	1.81	(3)	10,310	3.14	(3)
Junior subordinated notes due 2036 (6)	9,740	8.53	(3)	9,576	7.97	(3)
Junior subordinated notes due 2037 (6)	20,619	2.02	(3)	20,537	8.09	(3)
Junior subordinated notes due 2037 (7)	3,874	3.70	(3)	0	0.00
Junior subordinated notes due 2039 (7)	9,264	7.33	(3)	0	0.00
Junior subordinated notes due 2040 (9)	0	0.00		50,010	11.00
Junior subordinated notes due 2057 (10)	0	0.00		125,010	9.38

	$255,948			$499,347

(1)	The notes, except “Other,” require interest-only payments throughout their term with the entire principal balance paid at maturity.
(2)	Reflects the effect of amortization of acquisition costs.
(3)	Reflects the effect of purchase accounting adjustments.
(4)	On December 31, 2008, Susquehanna issued a $25,000 subordinated note to another financial institution. The note bears interest at the ninety-day LIBOR plus 4.5% and matures on December 31, 2018.
(5)	On August 15, 2012, Susquehanna issued $150,000 of senior notes bearing an interest rate of 5.375%, and used the proceeds to redeem various junior subordinated notes bearing interest rates ranging from 9.00% to 11.00%.
(6)	As a result of the Community Banks, Inc. acquisition, Susquehanna assumed subordinated debentures with a fair value of $69,726 issued by Community to six statutory trusts. The trust preferred securities issued by the trusts are callable on dates specified in the individual indentures. The notes, as presented in this table, include purchase accounting adjustments.
(7)	As a result of the Tower acquisition, Susquehanna assumed subordinated debentures with a fair value of $22,986 issued by Tower to three statutory trusts. The trust preferred securities issued by the trusts are callable on dates specified in the individual indentures. The notes, as presented in this table, include purchase accounting adjustments.
(8)	On April 19, 2006, Susquehanna completed a private placement to an institutional investor of $50,000 of fixed/floating rate trust preferred securities through a newly formed Delaware trust affiliate, Susquehanna TP Trust 2006-1. The trust preferred securities mature in June 2036, are redeemable at Susquehanna’s option and bear interest at a rate per annum equal to the three-month LIBOR plus 1.33%. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase Susquehanna’s fixed/floating rate junior subordinated notes.
(9)	On March 16, 2010, Susquehanna Capital II, a Delaware statutory trust, sold to the public $50,000 aggregate principal amount of 11% Cumulative Trust Preferred Securities, Series II and used the proceeds from those sales to fund its purchase of $50,010 of 11% Junior Subordinated Deferrable Interest Debentures, Series II issued by Susquehanna. On September 17, 2012, we redeemed all of these trust preferred securities.
(10)	On December 12, 2007, Susquehanna issued $125,000 of retail hybrid trust preferred securities through a Delaware statutory trust, Susquehanna Capital I. The securities would have matured in December 2057, and paid distributions at a rate of 9.375% per annum. On September 18, 2012, we redeemed all of these hybrid trust preferred securities.
(11)	Not meaningful.

11. Shareholders’ Equity

Repurchase of Warrant from the U.S. Treasury

On January 19, 2011, Susquehanna purchased for cash of $5.3 million a warrant that had been issued to the U.S. Treasury on December 12, 2008 in conjunction with our participation in the TARP Capital Purchase Program.

The warrant entitled the holder to purchase up to approximately 3,028 shares of Susquehanna’s common stock at a price of $14.86 per share. The repurchase of the warrant concluded Susquehanna’s participation in the U.S. Treasury’s Capital Purchase Program.

Treasury Stock

Susquehanna’s stock option plan permits option grantees to meet certain of their tax obligations through sales of the shares of Susquehanna. During 2012, grantees elected to satisfy their income tax obligations with respect to the stock options by having Susquehanna repurchase shares up to an amount that does not exceed the minimum applicable rate for federal (including FICA), state and local tax liabilities. Shares are repurchased at market price by Susquehanna and recorded as treasury stock.

12. Income Taxes

The components of the provision for income taxes were as follows:

	2012	2011	2010
Current:
Federal	$8,788	$(13,723)	$33,468
State	2,623	481	1,880

Total current	11,411	(13,242)	35,348

Deferred:
Federal	48,311	4,408	(33,304)
State	3,086	(433)	(887)

Total deferred	51,397	3,975	(34,191)

Total income tax expense (benefit)	$62,808	$(9,267)	$1,157

The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes as follows:

	2012 (1)		2011 (1)		2010 (1)
	Amount	Rate	Amount	Rate	Amount	Rate
Provision at statutory rates	$71,393	35.00%	$15,973	35.00%	$11,552	35.00%
Tax-advantaged income	(11,890)	(5.83)	(10,524)	(23.06)	(9,994)	(30.28)
Bargain purchase accounting	0	0.00	(13,700)	(30.02)	0	0.00
Other, net	3,305	1.62	(1,016)	(2.23)	(401)	(1.21)

Total	$62,808	30.79%	$(9,267)	(20.31%)	$1,157	3.51%

(1)	The differences from the statutory rates expressed as percentages vary significantly from year to year due to the fluctuation of pre-tax book income in 2012, 2011, and 2010, respectively. Additionally, the differences from the statutory rates vary between 2012, 2011, and 2010 due to the tax effect of the Abington bargain purchase accounting in 2011.

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

The components of the net deferred tax asset (liability) as of December 31 were as follows:

	2012	2011
Deferred tax assets:
Reserve for loan losses	$128,124	$82,985
Deferred compensation	8,618	8,231
Nonaccrual loan interest	3,538	5,099
Federal net operating losses	28,589	4,868
State net operating losses	10,219	13,259
Post-retirement benefits	6,147	5,442
Unrealized losses	0	7,838
Underfunded status of defined benefit pension or other postretirement benefit plans	21,164	18,025
Other assets	27,744	10,437

Total deferred tax assets	234,143	156,184

Deferred tax liabilities:
Prepaid pension expense	(9,843)	(11,932)
Amortization of market value purchase adjustments	(33,980)	(19,430)
Deferred loan costs	(7,043)	(5,639)
Premises and equipment	(17,005)	(4,008)
Lease transaction adjustments, net	(167,025)	(130,143)
Unrealized gains	(493)	0
Other liabilities	(3,789)	(3,485)

Total deferred tax liabilities	(239,178)	(174,637)

Net deferred liability before valuation allowance	(5,035)	(18,453)
Valuation allowance	(4,755)	(1,030)

Net deferred tax liabilities	$(9,790)	$(19,483)

The deferred tax asset and deferred tax liability balances as of December 31 were included in the following Consolidated Balance Sheet line items:

	2012	2011
Other assets	$4,685	$6,344
Deferred income tax liabilities	(14,475)	(25,827)

	$(9,790)	$(19,483)

As of December 31, 2012, Susquehanna had federal net operating losses remaining of $81,684 which begin to expire in 2030. As a result of the Abington ownership changes in 2011, Section 382 of the Internal Revenue Code places an annual limitation on the amount of federal net operating loss (“NOL”) carry-forwards which the Company may utilize. Additionally, Section 382 of the Internal Revenue Code limits the Company’s ability to utilize certain tax deductions due to the existence of a Net Unrealized Built-In Loss (“NUBIL”) at the time of the change in control. Consequently, $60,426 of the Company’s NOL carry-forwards and the NUBIL acquired from the Abington acquisition are subject to annual limitations of $5,574.

As of December 31, 2012, Susquehanna has state net operating losses remaining of $567,163 which begin to expire in 2012. The valuation allowance relates to state net operating loss carry-forwards and state tax credits for which future realization is uncertain. In assessing the future realization of the state net operating losses, management considers the scheduled reversal of deferred tax liabilities, projected future income and tax planning strategies.

Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
Balance at January 1,	$2,043	$3,598	$2,120
Increase based on tax positions related to the current year	12	15	462
Increase for tax positions of prior years	804	0	1,584
Decrease for tax positions of prior years	0	(259)	0
Decrease related to settlements with taxing authorities	(1,270)	0	0
Decrease related to expiration of statute of limitations	(758)	(1,311)	(568)

Balance at December 31,	$831	$2,043	$3,598

Susquehanna has $831 of unrecognized tax benefits of which $540, if recognized, would affect the effective tax rate. Susquehanna does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Susquehanna recognizes interest accrued and penalties related to unrecognized tax benefits in the income tax expense. During the twelve months ended December 31, 2012, 2011 and 2010, respectively, Susquehanna recognized ($39), ($240) and ($11), respectively, in interest and penalties and had accrued $97, $136 and $376, respectively, for the payment of interest and penalties.

Susquehanna and its subsidiaries file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, Susquehanna is no longer subject to U.S. federal, state, and local examinations by tax authorities before 2008. As of December 31, 2012, there are no federal or state examinations of Susquehanna’s tax returns in progress.

13. Accumulated Other Comprehensive Loss

The components and balances of accumulated other comprehensive income (loss) are shown in the following table:

	Unrealized Gains (Losses) on Investment securities		Unrealized Gains (Losses) on Cash Flow Hedges	Post- retirement Benefits	Accumulated Other Comprehensive Loss
	With OTTI	All other
Balance at January 1, 2010	$0	$(6,662)	$4,312	$(24,269)	$(26,619)
Gain (loss)	(952)	(9,438)	(35,843)	(5,028)	(51,261)
Tax effect	349	3,584	12,396	3,416	19,745

Balance at December 31, 2010	(603)	(12,516)	(19,135)	(25,881)	(58,135)
Gain (loss)	(3,028)	55,979	(22,521)	(11,686)	18,744
Tax effect	1,110	(20,117)	8,254	4,090	(6,663)

Balance at December 31, 2011	(2,521)	23,346	(33,402)	(33,477)	(46,054)
Gain (loss)	3,096	21,670	(1,812)	(8,966)	13,988
Tax effect	(1,135)	(7,774)	579	3,138	(5,192)

Balance at December 31, 2012	$(560)	$37,242	$(34,635)	$(39,305)	$(37,258)

14. Financial Instruments with Off-balance-sheet Credit Risk

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

Financial instruments whose contractual amounts represent off-balance-sheet credit risk at December 31, 2012 and 2011 were as follows:

	2012	2011
Standby letters of credit	$386,763	$296,134
Real estate commitments - commercial	327,304	205,036
Real estate commitments - residential	181,850	170,447
Unused portion of home equity lines held by VIEs	85,524	92,883
Unused portion of home equity lines	1,058,661	845,276
Other commitments	43,835	32,603
All other commercial, financial, and agricultural commitments	1,005,229	785,987

15. Contingent Liabilities

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

16. Share-based Compensation

Susquehanna implemented an Equity Compensation Plan (“Compensation Plan”) in 1996 under which Susquehanna may grant options to its employees and directors for up to 2,463 shares of common stock. Under the Compensation Plan, the exercise price of each nonqualified option equaled the market price of Susquehanna’s stock on the date of grant, and an option’s maximum term was ten years.

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

For the twelve months ended December 31, 2012, 2011, and 2010, share-based compensation expense totaling $1,921, $3,139, and, $2,223, respectively, was included in salaries and employee benefits expense in the Consolidated Statements of Income. In addition, as of December 31, 2012, there was $2,839 of aggregate unrecognized compensation expense related to non-vested share-based compensation arrangements. That expense is expected to be recognized through 2017.

Stock Options

The following table presents the assumptions used to estimate the fair value of options granted in 2012, 2011, and 2010, and the resultant fair values. Expected volatilities are based upon the historical volatility of Susquehanna stock, using the monthly high stock price over the past ten years. The expected term is based upon historical exercise behavior of all employees and directors. The risk-free rate is based upon zero coupon treasury rates in effect on the grant date of the options.

	2012	2011	2010
Volatility	37.61%	37.09%	32.50%
Expected dividend yield	4.00%	4.00%	4.00%
Expected term (in years)	7.0	7.0	7.0
Risk-free rate	1.09%	2.96%	2.39%
Fair value	$2.40	$2.60	$1.85

Option Activity for the Years Ended December 31, 2012 and 2011

	Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	5,010	$13.03
Replacement awards	566	8.02
Granted	327	9.92
Forfeited	(206)	18.03
Expired	(168)	23.09
Exercised	(602)	6.24

Outstanding at December 31, 2012	4,927	$12.53	4.8	$10,365

Exercisable at December 31, 2012	4,142	$12.68	4.2	$9,796

	Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,321	$21.34
Replacement awards	2,721	6.42
Granted	253	9.75
Forfeited	(82)	18.29
Expired	(133)	17.25
Exercised	(70)	5.69

Outstanding at December 31, 2011	5,010	$13.03	5.0	$5,143

Exercisable at December 31, 2011	4,076	$12.40	4.6	$5,140

		2012	2011	2010
Intrinsic value of options exercised		$2,397	$398	$0

A summary of the status of Susquehanna’s non-vested options at December 31, 2012 and changes during the years ended December 31, 2012 and 2011 is as follows:

	2012		2011
	Shares	Weighted- average Grant-date Fair Value	Shares	Weighted- average Grant-date Fair Value
Nonvested at January 1,	934	$2.50	1,206	$2.84
Granted	327	2.40	248	2.60
Vested	(376)	2.87	(460)	3.47
Forfeited	(100)	2.27	(60)	2.34

Nonvested at December 31,	785	2.30	934	2.50

Restricted Stock and Restricted Stock Units

A summary of activity related to restricted stock and restricted stock units for the years ended December 31, 2012 and 2011 is as follows:

	2012		2011
	Restricted Stock and Stock Units	Weighted- average Fair Value	Restricted Stock and Stock Units	Weighted- average Fair Value
Outstanding at January 1,	303	$9.53	327	$8.85
Granted	290	9.83	216	9.44
Forfeited	(23)	9.41	(6)	9.73
Vested	(223)	9.53	(234)	8.49

Outstanding at December 31,	347	$9.79	303	$9.53

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

Obligations and Funded Status

	Pension Benefits		SERP		Other Postretirement Benefits
At December 31	2012	2011	2012	2011	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$151,676	$127,124	$6,423	$5,450	$18,159	$14,429
Service cost	4,698	4,222	1,129	98	1,182	744
Interest cost	7,065	6,930	366	295	831	689
Plan participants’ contributions	0	0	0	0	380	341
Actuarial (gain) loss	12,326	17,668	931	694	2,101	2,168
Change in plan provisions	0	0	1,128	84	0	453
Benefits paid	(4,495)	(4,268)	(214)	(198)	(645)	(665)

Benefit obligation at end of year	171,270	151,676	9,763	6,423	22,008	18,159

Change in Plan Assets
Fair value of plan assets at beginning of year	137,361	125,671	0	0	0	0
Actual return on plan assets	13,533	15,962	0	0	0	0
Employer contributions (1)	0	0	214	198	265	324
Expenses	(1)	(4)	0	0	0	0
Plan participants’ contributions	0	0	0	0	380	341
Benefits paid	(4,495)	(4,268)	(214)	(198)	(645)	(665)

Fair value of plan assets at end of year	146,398	137,361	0	0	0	0

Funded Status at End of Year	$(24,872)	$(14,315)	$(9,763)	$(6,423)	$(22,008)	$(18,159)

(1)	Cash contributions made to providers, insurers, trusts, or participants for payment of claims.

Amounts recognized on the consolidated balance sheets consist of the following:

	Pension Benefits		SERP		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Assets	$0	$0	$0	$0	$0	$0
Liabilities	(24,872)	(14,315)	(9,763)	(6,423)	(22,009)	(18,159)

Net asset/(liability) recognized	$(24,872)	$(14,315)	$(9,763)	$(6,423)	$(22,009)	$(18,159)

Amounts recognized in accumulated other comprehensive income (net of taxes at 35%) consist of the following:

	Pension Benefits		SERP		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Net actuarial loss	$33,233	$29,877	$1,759	$1,375	$3,000	$1,770
Transition obligation	0	0	0	0	5	79
Prior service cost	62	78	686	119	369	443

	$33,295	$29,955	$2,445	$1,494	$3,374	$2,292

The accumulated benefit obligation for the defined benefit pension plan was $165,376 and $145,740 at December 31, 2012 and 2011, respectively. The accumulated benefit obligation for the SERP was $7,602 and $5,222 at December 31, 2012 and 2011, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net Periodic Benefit Cost

	Pension Benefits		SERP		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost	$4,699	$4,222	$1,129	$98	$1,182	$744
Interest cost	7,065	6,930	366	295	830	689
Expected return on plan assets	(9,055)	(9,271)	0	0	0	0
Amortization of prior service cost	25	25	256	117	114	77
Amortization of transition obligation	0	0	0	0	113	113
Amortization of net actuarial (gain) or loss	2,684	2,155	97	123	88	0
Special termination benefits	0	0	0	84	0	0

Net periodic postretirement benefit cost	$5,418	$4,061	$1,848	$717	$2,327	$1,623

Other Changes in Plan Assets and Benefit Obligations

	Pension Benefits		SERP		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Net actuarial loss (gain) for the period	$7,847	$10,982	$931	$694	$2,145	$2,168
Amortization of net (loss) gain	(2,684)	(2,155)	(97)	(123)	0	0
Amortization of prior service cost	(25)	(25)	(256)	(117)	(88)	(77)
Recognition of prior service cost	0	0	1,128	0	(114)	453
Amortization of transition obligation	0	0	0	0	(113)	(113)

Total recognized in other comprehensive income	5,138	8,802	1,706	454	1,830	2,431

Total recognized in net periodic benefit cost and other comprehensive income	$10,556	$6,240	$3,554	$528	$4,157	$1,497

Expected Amortizations

The estimated net loss, prior service cost, and transition obligation (asset) for the plans that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is as follows:

	Pension Benefits	SERP	Other Post- retirement Benefits
Expected amortization of net loss	$3,028	$227	$168
Expected amortization of prior service cost	25	218	114
Expected amortization of transition obligation	0	0	8

Additional Information

The weighted-average assumptions used in the actuarial computation of the plans’ benefit obligations were as follows:

	Pension Benefits		SERP		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Discount rate	4.25%	4.75%	4.25%	4.75%	4.00%	4.50%
Rate of compensation increase	3.00%	3.00%	4.00%	4.00%	3.00%	3.00%
Assumed health care trend rates:
Health care cost trend rate assumed for next year (1)					9.00% /7.75%	9.00%
Ultimate health care trend rate					5.00%	5.00%
Year that ultimate trend rate is attained					2016	2016

(1)	Initial trend is 9.00% for pre-65 benefits and 7.75% for post-65 benefits.

The weighted-average assumptions used in the actuarial computation of the plans’ net periodic cost were as follows:

	Pension Benefits		SERP		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Discount rate	4.75%	5.50%	4.75%	5.50%	4.50%	5.25%
Expected return on plan assets	6.70%	7.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	4.00%	3.00%	3.00%	3.00%
Assumed health care trend rates:
Health care cost trend rate assumed for current year					9.00%	10.00%
Ultimate health care trend rate					5.00%	5.00%
Year that ultimate trend rate is attained					2022	2016

The impact of one-percentage point change in assumed health care cost trend rates is as follows:

	Increase	Decrease
Effect on service cost plus interest cost components of net periodic postretirement benefit cost	$95	$(80)
Effect on accumulated benefit obligation as of December 31, 2012	851	(729)

Other accounting items that are required to be disclosed are as follows:

	Pension Benefits		SERP		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Alternative amortization methods used:
Prior service cost	Straight line	Straight line	Straight line	Straight line	Straight line	Straight line
Unrecognized net actuarial loss	Straight line	Straight line	Straight line	Straight line	Straight line	Straight line
Average future service (in years)	11.23	11.73	7.63	6.55	N/A	N/A
Average future service to assumed retirement age (in years)	N/A	N/A	N/A	N/A	8.99	7.64
Average future service to full benefit eligibility age (in years)	N/A	N/A	N/A	N/A	14.36	11.86
Measurement date used	12/31/2012	12/31/2011	12/31/2012	12/31/2011	12/31/2012	12/31/2011

The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the defined pension benefit plan’s target asset allocation. The expected return on equities was computed using a valuation methodology which projected future returns based on current equity valuations while looking at historical returns, as well. Due to active management of the plan’s assets, the return on the equity investment of the plan historically has exceeded general market returns. Management estimated the rate by which the plan’s assets would perform to the market in the future by looking at historical performance and adjusting for changes in the asset allocations.

For the plan-year ending December 31, 2013, expected employer contributions to the pension plan, SERP, and other benefit plans are $0, $365, and $254, respectively, and expected employee contributions are $0, $0, and $367, respectively. The 2013 plan assumptions used to determine net periodic cost will be a discount rate of 4.25% and an expected long-term return on plan assets of 6.70%. The assumed discount rate was determined by matching Susquehanna’s projected pension payments to high quality AA bonds of similar duration. The payment projections used a seventy-five year payout projection.

The investment objective of the pension plan is to maximize total return while limiting the volatility in funded status by emphasizing growth at a reasonable price and owning fixed-income assets that correlate to the calculation of liabilities under the Pension Protection Act of 2006.

The plan’s equity portfolio consists primarily of large-cap stocks. Equity investments are diversified and sector-weighted. Industry growth prospects and economic sentiment are major considerations in the investment process, but risk reduction is achieved through diversification and active portfolio management. The plan does not hold Susquehanna common stock.

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

The target and actual allocations expressed as a percentage of the defined benefit pension plan’s assets are as follows:

	Target	Actual
For the year ended	2013	2012	2011
Equity securities	20-40%	31%	38%
Debt securities	60-80%	65%	60%
Temporary cash and other investments	0-10%	4%	2%

Total		100%	100%

Estimated aggregate future benefit payments for pension, SERP, and other benefits, which reflect expected future service, as appropriate, are as follows:

	Pension	SERP	Other Benefits
2013	$4,913	$365	$622
2014	5,330	487	723
2015	5,828	591	819
2016	6,327	598	882
2017	6,944	600	999
Years 2018-2022	45,896	3,668	5,900

Fair Value Measurement of Plan Assets

For information regarding Susquehanna’s fair value methodology and hierarchy, refer to “Note 22. Fair Value Disclosures”.

The following tables summarize the fair values of the plan’s investments at December 31, 2012 and 2011.

		Fair Value Measurements at Reporting Date
Description	12/31/2012	Level 1	Level 2	Level 3
Registered investment companies	$95,970	$95,970	$0	$0
U.S. Government agencies	10	0	10	0
Municipal bonds	591	0	591	0
Corporate bonds and notes	365	0	365	0
Common stocks	43,483	43,483	0	0
Dividends and interest receivable	99	0	0	99
Temporary cash and other investments	5,880	5,880	0	0

Total	$146,398	$145,333	$966	$99

		Fair Value Measurements at Reporting Date
Description	12/31/2011	Level 1	Level 2	Level 3
Registered investment companies	$85,726	$85,726	$0	$0
U.S. Government agencies	619	0	619	0
Municipal bonds	610	0	610	0
Corporate bonds and notes	3,273	0	3,273	0
Common stocks	43,841	43,841	0	0
Dividends and interest receivable	185	0	0	185
Temporary cash and other investments	3,107	3,107	0	0

Total	$137,361	$132,674	$4,502	$185

401(k) Plan

Susquehanna maintains a 401(k) savings plan which allows employees to invest a percentage of their earnings, matched up to a certain amount specified by Susquehanna. In addition, in conjunction with the changes to Susquehanna’s pension plan, certain employees are to receive non-discretionary contributions to their 401(k) accounts.

Susquehanna’s match of employee contributions to the savings plan, which is included in salaries and benefits expense, totaled $5,903 in 2012, $4,785 in 2011, and $4,588 in 2010. Susquehanna’s non-discretionary contribution to the savings plan was $1,798 for 2012, $1,567 in 2011, and $1,406 in 2010.

18. Earnings per Common Share (“EPS”)

Basic earnings per common share

	For the Year Ended December 31,
	2012	2011	2010
Net income (loss) applicable to common shareholders	$141,172	$54,905	$16,275
Average common shares outstanding	182,896	136,509	121,031
Basic earnings per common share	$0.77	$0.40	$0.13

Diluted earnings per common share

	For the Year Ended December 31,
	2012	2011	2010
Net income (loss) available to common shareholders	$141,172	$54,905	$16,275
Average common shares outstanding	182,896	136,509	121,031
Dilutive potential common shares	682	367	38

Total diluted average common shares outstanding	183,578	136,876	121,069

Diluted earnings per common share	$0.77	$0.40	$0.13

For the years ended December 31, 2012, 2011, and 2010, options to purchase 1,611, 5,010, and 2,321 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive. For the years ended December 31, 2012, and 2011, warrants to purchase 3,028 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the warrants’ common stock equivalents were antidilutive.

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

The activity of loans to such persons whose balances exceeded $120 is as follows:

	2012	2011	2010
Balance - January 1	$33,362	$45,595	$51,750
Additions	32,250	2,566	16,597
Deductions:
Amounts collected	(30,047)	(13,665)	(22,751)
Other changes (1)	33,481	(1,134)	(1)

Balance - December 31	$69,046	$33,362	$45,595

(1)	includes $35,568 acquired in Tower Bancorp, Inc. transaction

20. Securitizations and Variable Interest Entities (“VIEs”)

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

	As of December 31,				For the Year Ended December 31,
					Net Credit Losses (Recoveries)
	Recorded Investment		Risk Assets (1)
	2012	2011	2012	2011	2012	2011
Loans and leases held in portfolio	$12,728,082	$10,257,161	$129,441	$203,475	$68,080	$113,734
Home equity loans held by VIEs	166,659	190,769	2,780	4,108	1,022	999
Leases serviced for others	0	11	0	9	(5)	4

Total loans and leases serviced	$12,894,741	$10,447,941	$132,221	$207,592	$69,097	$114,737

(1)	Includes nonaccrual loans and leases, foreclosed real estate, and loans and leases past due 90 days and still accruing.

Certain cash flows received from or conveyed to the VIEs associated with the securitizations are as follows:

Home Equity Loans

	Year Ended December 31,
	2012	2011	2010
Additional draws conveyed	$25,711	$29,903	$33,499
Servicing fees received	806	903	1,009
Other cash flows received	4,446	4,574	5,935

21. Derivative Financial Instruments

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

Cash Flow Hedges of Interest Rate Risk

Susquehanna uses interest rate derivatives to manage its exposure to interest rate movements and add stability to interest income and expense. Susquehanna primarily uses interest rate swaps as part of its interest rate risk management strategy. For example, Susquehanna may issue variable rate debt and then enter into a receive-variable pay-fixed-rate interest rate swap with the same payment timing and notional amount to convert the interest payments to a net fixed-rate basis for all or a portion of the term of the long-term debt. As of December 31, 2012, Susquehanna had 14 interest rate swaps with an aggregate notional amount of $1,154,363 that were designated as cash flow hedges of interest-rate risk.

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

Amounts recorded in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Susquehanna’s variable-rate liabilities. During the next 12 months, Susquehanna estimates that $19,239 will be reclassified as an expense to net interest income.

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

At December 31, 2012, Susquehanna had 200 derivative transactions related to this program with an aggregate notional amount of $1,071,616. For the years ended December 31, 2012 and 2011, Susquehanna recognized net losses of $3,816 and $239, respectively, related to changes in fair value of the derivatives in this program.

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

At December 31, 2012, the fair value of derivatives in a net liability position, which includes accrued interest and any credit valuation adjustments related to these agreements, was $53,558. At December 30, 2012, Susquehanna had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $75,103. If Susquehanna had breached any of the above provisions at December 30, 2012, it would have been required to settle its obligations under the agreements at termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Fair Value of Derivative Instruments

	Fair Values of Derivative Instruments December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$878	Other liabilities	$51,172
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	25,037	Other liabilities	20,954

Total derivatives		$25,915		$72,126

	Fair Values of Derivative Instruments December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$3,693	Other liabilities	$52,028
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	22,770	Other liabilities	21,133

Total derivatives		$26,463		$73,161

The Effect of Derivative Instruments on Comprehensive Income

Year Ended December 31, 2012

Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(1,233)	Interest expense	$(17,624)	Other expense	$0

Derivatives not designated as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$ (3,768)
	Other expense	(48)

Year Ended December 31, 2011
Derivatives in cash flow hedging relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Gain Recognized in Income (Ineffective Portion)	Amount of Gain Recognized in Income (Ineffective Portion)
Interest rate contracts:	$ (14,268)	Interest expense	$(16,880)	Other expense	$509

Derivatives not designated as hedging instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$ (70)
	Other expense	(169)

22. Fair Value Disclosures

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

The accounting guidance requires the measurement of fair value to maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect Susquehanna’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

Susquehanna uses a third-party pricing service and third-party financial advisory firms in determining the fair value of its securities. Certain fair value measurements are derived from market-based pricing matrices that were developed using observable inputs that include benchmark yields, benchmark securities, reported trades, offers, bids, issuer spreads and broker quotes. For certain other fair value measurements, when market observable data is not available due to the lack of an active market for a given security, the valuation of the security involves assistance of a third-party financial advisory firm and substantial judgment by management.

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

Non-agency mortgage-backed securities: Refer to the description in “Note 4-Investment Securities”

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

Other equity securities: These securities include liquid, exchange-traded equity securities as well as thinly-traded bank stocks and trust preferred securities. The exchange-traded equities are classified in Level 1 because they are valued using quoted market prices. The thinly traded and trust preferred securities are classified in Level 2 or 3 based on the significance of market observable inputs to the overall measurement.

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012 and 2011, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

For additional information regarding derivatives, refer to “Note 21 – Derivative Financial Instruments” above.

Off-balance-sheet items

The fair values of unused commitments to lend and standby letters of credit are considered to be the same as their contractual amounts.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at December 31, 2012 and 2011, on the consolidated balance sheets and by levels within the valuation hierarchy.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$114,408	$0	$114,408	$0
Obligations of states and political subdivisions	435,777	0	435,777	0
Agency residential mortgage-backed securities	1,880,562	0	1,880,562	0
Non-agency residential mortgage-backed securities	27,450	0	650	26,800
Commercial mortgage-backed securities	40,380	0	40,380	0
Other structured financial products	9,550	0	0	9,550
Other debt securities	45,255	0	45,255	0
Other equity securities	24,519	21,266	97	3,156
Derivatives: (1)
Designated as hedging instruments	878	0	878	0
Not designated as hedging instruments	25,037	0	25,037	0

Total	$2,603,816	$21,266	$2,543,044	$39,506

Liabilities
Derivatives: (2)
Designated as hedging instruments	$51,172	$0	$51,172	$0
Not designated as hedging instruments	20,954	0	20,954	0

Total	$72,126	$0	$72,126	$0

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$148,485	$0	$148,485	$0
Obligations of states and political subdivisions	401,979	0	401,979	0
Agency residential mortgage-backed securities	1,531,405	0	1,531,405	0
Non-agency residential mortgage-backed securities	69,071	0	69,071	0
Commercial mortgage-backed securities	56,819	0	56,819	0
Other structured financial products	13,293	0	0	13,293
Other debt securities	51,135	0	51,135	0
Other equity securities	22,847	19,321	96	3,430
Derivatives: (1)
Designated as hedging instruments	3,693	0	3,693	0
Not designated as hedging instruments	22,770	0	22,770	0

Total	$2,321,497	$19,321	$2,285,453	$16,723

Liabilities
Derivatives: (2)
Designated as hedging instruments	$52,028	$0	$52,028	$0
Not designated as hedging instruments	21,133	0	21,133	0

Total	$73,161	$0	$73,161	$0

(1)	Included in Other assets
(2)	Included in Other liabilities

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following tables present roll-forwards of the balance sheet amounts for the years ended December 31, 2012 and 2011, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Available-for-sale Securities
	Equity Securities	Other Structured Financial Products	Non- agency Residential Mortgage- backed Securities	Total
Balance at January 1, 2011	$3,381	$12,503	$0	$15,884
Total gains or losses (realized/unrealized):
Included in earnings:
Other-than-temporary impairment (1)	(46)	0	0	0
Included in other comprehensive income (before taxes)	95	790	0	839
Sales	0	0	0	0
Transfers into Level III	0	0	0	0
Transfers out of Level III	0	0	0	0

Balance at December 31, 2011	$3,430	$13,293	$0	$16,723
Total gains or losses (realized/unrealized):
Included in earnings:
Other-than-temporary impairment (1)	(144)	0	2,995	2,851
Included in other comprehensive income (before taxes)	(352)	(3,743)	172	(3,923)
Sales	0	0	(18,782)	(18,782)
Transfer into Level III	222	0	42,415	42,637
Transfers out of Level III	0	0	0	0

Balance at December 31, 2012	$3,156	$9,550	$26,800	$39,506

(1)	Included in noninterest income, net impairment losses recognized in earnings.

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

The following tables present assets measured at fair value on a nonrecurring basis at December 31, 2012 and 2011, on the consolidated balance sheets and by the valuation hierarchy.

Description	December 31, 2012	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$65,731	$0	$0	$65,731
Foreclosed assets	26,245	0	0	26,245

	$91,976	$0	$0	$91,976

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$71,062	$0	$0	$71,062
Foreclosed assets	41,050	0	0	41,050

	$112,112	$0	$0	$112,112

The following table details the quantitative information about Level 3 fair value measurements.

Asset	Fair Value at December 31, 2012 (in thousands)	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)
Non-agency residential mortgage-backed securities	$26,800	Discounted cash flow	Conditional repayment rate	10.4%
			Loss severity	43.8%
			Conditional default rate	3.6%

Other structured financial products	9,550	Discounted cash flow	Credit default rates, call options and	Varies by individual security, refer to Note 4
			deferrals, waterfall structure, and
			covenants.

Other equity securities	3,156	Discounted cash flow	Timing of cash flows from dividends	0.2x-1.5x (0.9x)
			and terminal value

Impaired loans	65,731	Discounted cash flow	Timing of cash flows based upon	2.9%-5.6%(4.2%)
			current discount rates and terminal
			value

Foreclosed assets	26,245	Discounted cash flow	Third party appraisals less estimated	0.0%-100.0%(24.0%)
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

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$277,042	$277,042	$277,042	$0	$0
Short-term investments	119,176	119,176	0	119,176	0
Investment securities	2,577,901	2,577,901	21,266	2,517,129	39,506
Restricted investment in bank stocks	152,434	152,434	0	152,434	0
Loans and leases	12,894,741	12,954,918	0	0	12,954,918
Derivatives	25,915	25,915	0	25,915	0

Financial liabilities:
Deposits	12,580,046	12,544,069	0	12,544,069	0
Short-term borrowings	817,577	817,577	0	817,577	0
FHLB borrowings	1,199,062	1,200,358	0	1,200,358	0
Long-term debt	513,401	512,632	0	512,632	0
Derivatives	72,126	72,126	0	72,126	0

	December 31, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$276,384	$276,384	$276,384	$0	$0
Short-term investments	121,686	121,686	0	121,686	0
Investment securities	2,295,034	2,295,034	19,321	2,258,990	16,723
Restricted investment in bank stocks	128,073	128,073	0	128,073	0
Loans and leases	10,259,830	10,344,966	0	0	10,344,966
Derivatives	26,463	26,463	0	26,463	0

Financial liabilities:
Deposits	10,290,472	9,953,598	0	9,953,598	0
Short-term borrowings	613,306	613,306	0	613,306	0
FHLB borrowings	971,020	971,257	0	971,257	0
Long-term debt	656,726	622,167	0	622,167	0
Derivatives	73,161	73,161	0	73,161	0

23. Regulatory Requirements and Other Restrictions

Susquehanna is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Susquehanna’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Susquehanna must meet specific capital guidelines that involve quantitative measures of Susquehanna’s assets, liabilities, and certain off-balance-sheet items calculated pursuant to regulatory directives. Susquehanna’s capital amounts and classifications also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Susquehanna is in full compliance with these requirements. At December 31, 2012 and 2011, Susquehanna and its wholly-owned subsidiary bank were classified as “well-capitalized”.

Quantitative measures established by regulation to ensure capital adequacy require Susquehanna to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average tangible assets (leverage ratio).

The following table presents summary information regarding Susquehanna and its wholly-owned subsidiary bank as of December 31, 2012 and 2011.

	December 31, 2012				December 31, 2011
	Actual Capital		Capital Requirements		Actual Capital		Capital Requirements
	Ratio	Amount	Minimum	Well Capitalized	Ratio	Amount	Minimum	Well Capitalized
Tier I Capital
Consolidated	11.1%	$1,502,722	$542,575	$813,863	13.7%	$1,528,793	$447,967	$671,950
Bank	11.3	1,534,456	545,015	817,522	12.7	1,428,337	448,999	673,499
Total Capital
Consolidated	12.6	1,712,691	1,085,150	1,356,438	15.4	1,725,428	895,933	1,119,917
Bank	12.7	1,727,371	1,090,029	1,362,536	14.2	1,594,583	897,998	1,122,498
Leverage Capital
Consolidated	9.0	1,502,722	669,252	836,565	10.7	1,528,793	569,785	712,231
Bank	9.2	1,534,456	501,577	835,961	10.0	1,428,337	426,826	711,377

Susquehanna is limited by regulatory provisions in the amount it can receive in dividends from its banking subsidiary. Accordingly, at December 31, 2012, $96,737 was available for dividend distribution to Susquehanna in 2013 from its banking subsidiary.

Susquehanna Bank is required to maintain reserves against certain deposit liabilities which may be satisfied with vault cash and balances on deposit with the Federal Reserve Bank of Philadelphia. During the reserve maintenance periods that included December 31, 2012 and 2011, cash and due from banks included a daily average balance of $128,540 and $81,212, respectively, for such purpose.

Under current Federal Reserve regulations, Susquehanna Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries. Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses. Loans from Susquehanna Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines. At December 31, 2012, there were no loans from the bank to any nonbank affiliate, including the parent company.

Valley Forge Asset Management Corp. is required to maintain minimum net worth capital and is governed by the FINRA and the SEC. As of December 31, 2012, this subsidiary met its minimum regulatory capital requirement.

24. Condensed Financial Statements of Parent Company

Balance Sheets

	December 31,
	2012	2011
Assets
Cash in subsidiary banks	$285	$97
Investments in and receivables from consolidated subsidiaries	2,996,307	2,678,620
Other investment securities	6,181	6,176
Premises and equipment, net	3,837	3,803
Other assets	90,333	63,733

Total assets	$3,096,943	$2,752,429

Liabilities and Shareholders’ Equity
Long-term debt	$225,000	$150,000
Junior subordinated debentures	154,927	323,317
Other liabilities	121,107	89,484

Total liabilities	501,034	562,801
Shareholders’ equity	2,595,909	2,189,628

Total liabilities and shareholders’ equity	$3,096,943	$2,752,429

Statements of Income

	Years Ended December 31,
	2012	2011	2010
Income:
Dividends from bank subsidiary	$185,500	$0	$0
Dividends from nonbank subsidiaries	3,025	4,700	7,000
Gains (losses) on sales of investment securities	0	(39)	(32)
Interest and management fees from bank subsidiary	83,009	69,568	69,062
Interest and management fees from nonbank subsidiaries	5,742	2,162	3,940
Other	2,730	1,080	3,360

Total income	280,006	77,471	83,330

Expenses:
Interest	25,358	31,881	32,533
Other	121,073	95,906	77,995

Total expenses	146,431	127,787	110,528

Income before taxes and equity in undistributed income of subsidiaries	133,575	(50,316)	(27,198)
Income tax (benefit) provision	(2,154)	(5,320)	(3,376)
Equity in undistributed net income of subsidiaries	5,443	99,901	55,669

Net Income	141,172	54,905	31,847
Preferred stock dividends and accretion	0	0	15,572

Net Income Applicable to Common Shareholders	$141,172	$54,905	$16,275

Statements of Cash Flow

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$141,172	$54,905	$31,847
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,168	3,758	2,465
Realized loss on sale of available-for-sale securities	0	39	32
Equity in undistributed net income of subsidiaries	(5,443)	(99,901)	(55,669)
Other, net	14,956	6,738	3,062

Net cash provided by operating activities	152,853	(34,461)	(18,263)

Cash Flows from Investing Activities:
Purchase of investment securities	0	(1,500)	(1,500)
Proceeds from the sale/maturities of investment securities	0	1,461	1,468
Capital expenditures	(5,162)	(1,400)	(2,559)
Net investment in subsidiaries	60,364	48,873	(42,962)
Acquisitions	(45,005)	(4)	0

Net cash provided by (used in) investing activities	10,197	47,430	(45,553)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	6,181	4,368	330,721
Redemption of preferred stock	0	0	(300,000)
Redemption of warrant	0	(5,269)	0
Proceeds from issuance of long-term debt	149,025	0	47,749
Repayment of long-term debt	(266,088)	0	0
Purchase of treasury stock	(587)	(860)	0
Dividends paid	(51,393)	(11,212)	(14,604)

Net cash provided by (used in) financing activities	(162,862)	(12,973)	63,866

Net decrease in cash and cash equivalents	188	(4)	50
Cash and cash equivalents at January 1,	97	101	51

Cash and cash equivalents at December 31,	$285	$97	$101

25. Summary of Quarterly Financial Data (Unaudited)

	2012
Quarter Ended	March 31	June 30	September 30	December 31
Interest income	$165,936	$183,859	$181,069	$179,766
Interest expense	31,814	31,189	31,927	24,462

Net interest income	134,122	152,670	149,142	155,304
Provision for loan and lease losses	19,000	16,000	16,000	13,000

Net interest income after provision for loan and lease losses	115,122	136,670	133,142	142,304
Noninterest income	39,515	39,811	43,661	43,772
Noninterest expense	120,355	121,475	122,910	125,277

Income before income taxes	34,282	55,006	53,893	60,799
Provision for income taxes	10,809	17,213	17,161	17,625

Net income	$23,473	$37,793	$36,732	$43,174

Earnings per common share:
Basic	$0.14	$0.20	$0.20	$0.23
Diluted	$0.14	$0.20	$0.20	$0.23

	2011
Quarter Ended	March 31	June 30	September 30	December 31
Interest income	$147,481	$147,278	$147,208	$152,801
Interest expense	42,458	41,192	40,369	37,600

Net interest income	105,023	106,086	106,839	115,201
Provision for loan and lease losses	35,000	28,000	25,000	22,000

Net interest income after provision for loan and lease losses	70,023	78,086	81,839	93,201
Noninterest income	37,467	37,054	36,800	71,347
Noninterest expense	95,883	101,157	100,745	162,395

Income before income taxes	11,607	13,983	17,894	2,153
Provision for income taxes	1,846	2,928	2,934	(16,976)

Net income	$9,761	$11,055	$14,960	$19,129

Earnings per common share:
Basic	$0.08	$0.09	$0.12	$0.12
Diluted	$0.08	$0.09	$0.12	$0.12

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

Management of Susquehanna Bancshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Susquehanna Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Susquehanna Bancshares, Inc. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 26, 2013

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operating effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Management’s Responsibility for Financial Statements and Report on Internal Control over Financial Reporting are included in Part II, Item 8, “Financial Statements and Supplementary Data,” and are incorporated by reference herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain portions of the information required by this Item will be included in the Proxy Statement for the 2013 annual meeting in the Election of Directors section, the Corporate Governance section, the Director Compensation section, the Executive Officer Compensation section, and the Compliance with Section 16(a) of the Exchange Act section, each of which sections is incorporated herein by reference. The information concerning our executive officers required by this Item is provided under the caption “Executive Officers” in Item 1, Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item will be included in the Proxy Statement for the 2013 annual meeting in the Director Compensation section and the Executive Officer Compensation section, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item will be included in the Proxy Statement for the 2013 annual meeting in the Security Ownership of Certain Beneficial Owners and Holdings of Susquehanna’s Management section and the Executive Officer Compensation — Equity Compensation Plan Information section, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Proxy Statement for the 2013 annual meeting in the Certain Relationships and Related Person Transactions section and the Corporate Governance — Board Independence section, each of which sections is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Proxy Statement for the 2013 annual meeting in the Annual Audit Information — Fees Billed by Independent Registered Public Accounting Firm to Susquehanna section, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. See Item 7 of this report for the consolidated financial statements of Susquehanna and its subsidiaries (including the index to financial statements).

Financial Statement Schedules. Not Applicable.

Exhibits 2.1-99.2. A list of the Exhibits to this Form 10-K is set forth in (b) below.

(b)	Exhibits.

(3) 3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Quarterly Report on Form 10-Q, filed August 8, 2011.

3.1.a	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Susquehanna, incorporated by reference to Exhibit 3.1 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

3.2	Amended and Restated Bylaws, dated February 27, 2008, as amended January 19, 2011 and February 24, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.

(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

4.1	Indenture, dated as of November 4, 2002, by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

(10)	Material Contracts.

10.1	Employment Agreement, as amended and restated effective December 28, 2012, between Susquehanna and William J. Reuter, attached hereto as Exhibit 10.1.*

10.2	Employment Agreement, as amended and restated effective December 28, 2012, between Susquehanna and Drew K. Hostetter, attached hereto as Exhibit 10.2.*

10.3	Employment Agreement, as amended and restated effective December 28, 2012, between Susquehanna and Gregory A. Duncan, attached hereto as Exhibit 10.3 .*

10.4	Employment Agreement, as amended and restated effective December 21, 2012, between Susquehanna and Michael M. Quick, attached hereto as Exhibit 10.4.*

10.5	Employment Agreement, dated June 20, 2011, between Susquehanna and Andrew Samuel, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed February 21, 2012.*

10.6	Recoupment Policy with Respect to Incentive Awards, incorporated by reference to Exhibit 10.22 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.7	Susquehanna’s Executive Deferred Income Plan, effective January 1, 2009, incorporated by reference to Exhibit 10.21 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.8	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 2012, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed August 27, 2012.*

10.9	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement, incorporated by reference to Exhibit 10(v) to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.10	Community Banks, Inc. Survivor Income Agreement, including Split Dollar Addendum to Community Banks, Inc. Survivor Income Agreement, incorporated by reference to Exhibit 10.18 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.11	Susquehanna’s Key Employee Severance Pay Plan, amended and restated as of June 14, 2012, attached hereto as Exhibit 10.11.*

10.12	Susquehanna’s Amended and Restated 2005 Equity Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*

10.13	Form of Restricted Stock Unit Grant Agreement for Susquehanna’s senior executive officers, incorporated by reference to Exhibit 10.29 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.14	Form of Amended and Restated 2005 Equity Compensation Plan Amended and Restated Restricted Stock Agreement for Susquehanna’s executive officers, incorporated by reference to Exhibit 10.30 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.15	Form of Amended and Restated 2005 Equity Compensation Plan Restricted Stock Agreement for Susquehanna’s executives, incorporated by reference to Exhibit 10.31 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.16	Form of Amended and Restated 2005 Equity Compensation Plan Restricted Stock Agreement for Susquehanna’s directors, incorporated by reference to Exhibit 10.32 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.17	Form of Amended and Restated 2005 Equity Compensation Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.33 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.18	Susquehanna’s Equity Compensation Plan, incorporated by reference to Exhibit 10.17 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

10.19	Susquehanna’s Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.20	Form of Susquehanna’s Long Term Incentive Plan Restricted Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.2 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.21	Form of Susquehanna’s Long Term Incentive Plan Nonqualified Stock Option Grant Agreement, incorporated by reference to Exhibit 10.3 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.22	Susquehanna’s Short Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Susquehanna’s Current Report on Form 8-K, filed August 3, 2012.*

10.23	Restricted Stock Unit Award Agreement for awards granted to Messrs. Reuter, Hostetter, Duncan, and Quick, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed June 22, 2012.*

10.24	Community Banks, Inc. 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.1 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

10.25	Director Compensation Schedule, effective July 1, 2012, attached hereto as Exhibit 10.25.*

10.26	Community Banks, Inc. Directors Stock Option Plan, incorporated by reference to Exhibit 99.2 to Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

10.27	The Farmers and Merchants National Bank of Hagerstown Executive Supplemental Income Plan, dated March 6, 1984, incorporated by reference to Exhibit 10.28 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.28	A copy of Susquehanna’s Excessive and Luxury Expenditure Policy, available at www.susquehanna.net. Click on “Investor Relations”, then “Governance Documents,” then “Excessive and Luxury Expenditure Policy.”*

10.29	2010 Amended and Restated Servicing Agreement between and among Auto Lenders Liquidation Center, Inc., Boston Service Company, Inc., d/b/a Hann Financial Service Corp., Susquehanna Auto Lease Exchange, LLC and SALE NYC, LLC, dated December 22, 2010, incorporated by reference to Exhibit 10.41 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. First Amendment to the 2010 Amended and Restated Servicing Agreement, dated December 21, 2011, incorporated by reference to Exhibit 10.48 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Second Amendment to the 2010 Amended and Restated Servicing Agreement, effective as of December 31, 2012, attached hereto as Exhibit 10.29.

10.30	Abington Bancorp, Inc. Amended and Restated 2005 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, filed October 13, 2011 (File No. 333-172626).*

10.31	Abington Bancorp, Inc. 2007 Stock Option Plan, incorporated by reference to Exhibit 99.2 to Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, filed October 13, 2011 (File No. 333-172626).*

10.32	Form of Split Dollar Insurance Agreement between Abington Bank and each of Robert W. White, Thomas J. Wasekanes, Frank Kovalcheck, Jack J. Sandoski and Eric L. Golden, incorporated by reference to Exhibit 10.51 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.33	Tower Bancorp, Inc. Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 99.1 to Tower Bancorp, Inc.’s Registration Statement on Form S-8, filed November 20, 1997 (File No. 333-40661).*

10.34	Graystone Financial Corp. 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to Tower Bancorp, Inc.’s Current Report on Form 8-K, filed March 31, 2009.*

10.35	American Home Bank, National Association 2001 Stock Option Incentive Plan, incorporated by reference to Exhibit 10.37 to First Chester County Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.36	First Chester County Corporation Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.36 to Tower Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

(14)	Code of Ethics

14.1	A copy of Susquehanna’s Code of Ethics is available on Susquehanna’s website at www.susquehanna.net. Click on “Investor Relations,” then “Governance Documents,” then “Code of Ethics of Susquehanna Bancshares, Inc.”

(21)	Subsidiaries of the registrant. Filed herewith.

(23)	Consent of PricewaterhouseCoopers LLP. Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. Filed herewith.

(32)	Section 1350 Certifications. Filed herewith.

Additional Exhibits

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

❖	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. Susquehanna agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

(c)	Financial Statement Schedule. None Required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

By:	/s/ WILLIAM J. REUTER
William J. Reuter, Chairman of the Board and Chief Executive Officer

Dated: February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. REUTER (William J. Reuter)	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2013

/s/ DREW K. HOSTETTER (Drew K. Hostetter)	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2013

/s/ ANTHONY J. AGNONE, SR. (Anthony J. Agnone, Sr.)	Director	February 22, 2013

/s/ WAYNE E. ALTER, JR. (Wayne E. Alter, Jr.)	Director	February 22, 2013

/s/ HENRY R. GIBBEL (Henry R. Gibbel)	Director	February 22, 2013

/s/ BRUCE A. HEPBURN (Bruce A. Hepburn)	Director	February 22, 2013

/s/ DONALD L. HOFFMAN (Donald L. Hoffman)	Director	February 22, 2013

/s/ SARA G. KIRKLAND (Sara G. Kirkland)	Director	February 22, 2013

/s/ JEFFREY F. LEHMAN. (Jeffrey F. Lehman.)	Director	February 22, 2013

/s/ MICHAEL A. MORELLO (Michael A. Morello)	Director	February 22, 2013

SECURITIES AND EXCHANGE COMMISSION

SUSQUEHANNA BANCSHARES, INC.

Form 10-K, December 31, 2012

[SIGNATURES CONTINUED]

/s/ SCOTT J. NEWKAM (Scott J. Newkam)	Director	February 22, 2013

/s/ ROBERT E. POOLE, JR. (Robert E. Poole, Jr.)	Director	February 22, 2013

/s/ ANDREW S. SAMUEL (Andrew S. Samuel)	Director	February 22, 2013

/s/ CHRISTINE SEARS (Christine Sears)	Director	February 22, 2013

/s/ JAMES A. ULSH (James A. Ulsh)	Director	February 22, 2013

/s/ ROBERT W. WHITE (Robert W. White)	Director	February 22, 2013

/s/ ROGER V. WIEST, SR. (Roger V. Wiest, Sr.)	Director	February 22, 2013

EXHIBIT INDEX

Exhibit Numbers      Description and Method of Filing

Item 14. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. See Item 7 of this report for the consolidated financial statements of Susquehanna and its subsidiaries (including the index to financial statements).

Financial Statement Schedules. Not Applicable.

Exhibits 2.1-99.2. A list of the Exhibits to this Form 10-K is set forth in (b) below.

(b)	Exhibits.

(3) 3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Quarterly Report on Form 10-Q, filed August 8, 2011.

3.1.a	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Susquehanna, incorporated by reference to Exhibit 3.1 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

3.2	Amended and Restated Bylaws, dated February 27, 2008, as amended January 19, 2011 and February 24, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.

(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

4.1	Indenture, dated as of November 4, 2002, by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

(10)	Material Contracts.

10.1	Employment Agreement, as amended and restated effective December 28, 2012, between Susquehanna and William J. Reuter, attached hereto as Exhibit 10.1.*

10.2	Employment Agreement, as amended and restated effective December 28, 2012, between Susquehanna and Drew K. Hostetter, attached hereto as Exhibit 10.2.*

10.3	Employment Agreement, as amended and restated effective December 28, 2012, between Susquehanna and Gregory A. Duncan, attached hereto as Exhibit 10.3 .*

10.4	Employment Agreement, as amended and restated effective December 21, 2012, between Susquehanna and Michael M. Quick, attached hereto as Exhibit 10.4.*

10.5	Employment Agreement, dated June 20, 2011, between Susquehanna and Andrew Samuel, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed February 21, 2012.*

10.6	Recoupment Policy with Respect to Incentive Awards, incorporated by reference to Exhibit 10.22 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.7	Susquehanna’s Executive Deferred Income Plan, effective January 1, 2009, incorporated by reference to Exhibit 10.21 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.8	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 2012, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed August 27, 2012.*

10.9	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement, incorporated by reference to Exhibit 10(v) to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.10	Community Banks, Inc. Survivor Income Agreement, including Split Dollar Addendum to Community Banks, Inc. Survivor Income Agreement, incorporated by reference to Exhibit 10.18 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.11	Susquehanna’s Key Employee Severance Pay Plan, amended and restated as of June 14, 2012, attached hereto as Exhibit 10.11.*

10.12	Susquehanna’s Amended and Restated 2005 Equity Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*

10.13	Form of Restricted Stock Unit Grant Agreement for Susquehanna’s senior executive officers, incorporated by reference to Exhibit 10.29 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.14	Form of Amended and Restated 2005 Equity Compensation Plan Amended and Restated Restricted Stock Agreement for Susquehanna’s executive officers, incorporated by reference to Exhibit 10.30 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.15	Form of Amended and Restated 2005 Equity Compensation Plan Restricted Stock Agreement for Susquehanna’s executives, incorporated by reference to Exhibit 10.31 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.16	Form of Amended and Restated 2005 Equity Compensation Plan Restricted Stock Agreement for Susquehanna’s directors, incorporated by reference to Exhibit 10.32 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.17	Form of Amended and Restated 2005 Equity Compensation Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.33 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.18	Susquehanna’s Equity Compensation Plan, incorporated by reference to Exhibit 10.17 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

10.19	Susquehanna’s Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.20	Form of Susquehanna’s Long Term Incentive Plan Restricted Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.2 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.21	Form of Susquehanna’s Long Term Incentive Plan Nonqualified Stock Option Grant Agreement, incorporated by reference to Exhibit 10.3 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.22	Susquehanna’s Short Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Susquehanna’s Current Report on Form 8-K, filed August 3, 2012.*

10.23	Restricted Stock Unit Award Agreement for awards granted to Messrs. Reuter, Hostetter, Duncan, and Quick, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed June 22, 2012.*

10.24	Community Banks, Inc. 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.1 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

10.25	Director Compensation Schedule, effective July 1, 2012, attached hereto as Exhibit 10.25.*

10.26	Community Banks, Inc. Directors Stock Option Plan, incorporated by reference to Exhibit 99.2 to Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

10.27	The Farmers and Merchants National Bank of Hagerstown Executive Supplemental Income Plan, dated March 6, 1984, incorporated by reference to Exhibit 10.28 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.28	A copy of Susquehanna’s Excessive and Luxury Expenditure Policy, available at www.susquehanna.net. Click on “Investor Relations”, then “Governance Documents,” then “Excessive and Luxury Expenditure Policy.”*

10.29	2010 Amended and Restated Servicing Agreement between and among Auto Lenders Liquidation Center, Inc., Boston Service Company, Inc., d/b/a Hann Financial Service Corp., Susquehanna Auto Lease Exchange, LLC and SALE NYC, LLC, dated December 22, 2010, incorporated by reference to Exhibit 10.41 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. First Amendment to the 2010 Amended and Restated Servicing Agreement, dated December 21, 2011, incorporated by reference to Exhibit 10.48 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Second Amendment to the 2010 Amended and Restated Servicing Agreement, effective as of December 31, 2012, attached hereto as Exhibit 10.29.

10.30	Abington Bancorp, Inc. Amended and Restated 2005 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, filed October 13, 2011 (File No. 333-172626).*

10.31	Abington Bancorp, Inc. 2007 Stock Option Plan, incorporated by reference to Exhibit 99.2 to Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, filed October 13, 2011 (File No. 333-172626).*

10.32	Form of Split Dollar Insurance Agreement between Abington Bank and each of Robert W. White, Thomas J. Wasekanes, Frank Kovalcheck, Jack J. Sandoski and Eric L. Golden, incorporated by reference to Exhibit 10.51 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.33	Tower Bancorp, Inc. Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 99.1 to Tower Bancorp, Inc.’s Registration Statement on Form S-8, filed November 20, 1997 (File No. 333-40661).*

10.34	Graystone Financial Corp. 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to Tower Bancorp, Inc.’s Current Report on Form 8-K, filed March 31, 2009.*

10.35	American Home Bank, National Association 2001 Stock Option Incentive Plan, incorporated by reference to Exhibit 10.37 to First Chester County Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.36	First Chester County Corporation Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.36 to Tower Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

(14)	Code of Ethics

14.1	A copy of Susquehanna’s Code of Ethics is available on Susquehanna’s website at www.susquehanna.net. Click on “Investor Relations,” then “Governance Documents,” then “Code of Ethics of Susquehanna Bancshares, Inc.”

(21)	Subsidiaries of the registrant. Filed herewith.

(23)	Consent of PricewaterhouseCoopers LLP. Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. Filed herewith.

(32)	Section 1350 Certifications. Filed herewith.

Additional Exhibits

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.
❖	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. Susquehanna agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

(c)	Financial Statement Schedule. None Required.