Form 10-Q
period 2013-03-31
SUSQUEHANNA BANCSHARES INC
filed 2013-05-07
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

or

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

Yes  ☐    No  ☒

As of April 30, 2013, there were 186,841,016 shares of the registrant’s common stock outstanding, par value $2.00 per share.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
	March 31,	December 31,
	2013	2012
	(in thousands, except share data)
Assets
Cash and due from banks	$291,434	$277,042
Unrestricted short-term investments	38,662	39,550
Cash and cash equivalents	330,096	316,592
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle
obligations of the consolidated variable interest entities	4,304	4,423
Restricted short-term investments	68,020	75,203
Securities available for sale	2,400,626	2,577,901
Restricted investment in bank stocks	151,974	152,434
Loans and leases, net of deferred costs and fees	12,840,305	12,728,082
Loans held by consolidated variable interest entities that can be used only to settle obligations of the
consolidated variable interest entities	159,398	166,659
Less: Allowance for loan and lease losses	176,377	184,020
Net loans and leases	12,823,326	12,710,721
Premises and equipment, net	186,102	188,983
Other real estate and foreclosed assets	26,302	31,017
Accrued interest receivable	44,202	40,304
Bank-owned life insurance	450,351	450,270
Goodwill	1,275,439	1,270,359
Intangible assets with finite lives	38,209	41,332
Deferred income tax assets	7,594	0
Other assets	160,629	178,128
Total Assets	$17,967,174	$18,037,667
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$1,917,719	$1,973,664
Interest-bearing	10,773,713	10,606,382
Total deposits	12,691,432	12,580,046
Federal Home Loan Bank short-term borrowings	948,000	1,098,000
Other short-term borrowings	786,251	817,577
Federal Home Loan Bank long-term borrowings	96,480	101,062
Other long-term debt	251,019	251,021
Junior subordinated debentures	154,946	154,927
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to
Susquehanna’s general credit	95,594	107,453
Accrued interest, taxes, and expenses payable	61,265	81,808
Deferred income tax liabilities	29,694	14,475
Other liabilities	213,004	235,389
Total Liabilities	15,327,685	15,441,758
Shareholders’ equity:
Common stock, $2.00 par value, 400,000,000 shares authorized; Issued: 187,059,021 at
March 31, 2013, and 186,811,642 at December 31, 2012	374,118	373,623
Treasury stock, at cost, 259,393 at March 31, 2013, and 257,556 at December 31, 2012	(1,871)	(1,850)
Additional paid-in capital	1,648,062	1,645,958
Retained earnings	657,835	615,436
Accumulated other comprehensive loss, net of taxes of $21,360 and $20,672, respectively	(38,655)	(37,258)
Total Shareholders’ Equity	2,639,489	2,595,909
Total Liabilities and Shareholders’ Equity	$17,967,174	$18,037,667

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
	Three Months Ended
	March 31,
	2013	2012
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$160,344	$148,355
Securities:
Taxable	10,260	12,792
Tax-exempt	3,594	3,762
Dividends	1,166	998
Short-term investments	36	30
Total interest income	175,400	165,937

Interest Expense:
Deposits:
Interest-bearing demand and savings	4,901	6,047
Time	11,232	12,026
Federal Home Loan Bank short-term borrowings	3,371	2,900
Other short-term borrowings	2,153	2,122
Federal Home Loan Bank long-term borrowings	301	58
Other long-term debt	4,236	8,661
Total interest expense	26,194	31,814
Net interest income	149,206	134,123
Provision for loan and lease losses	12,000	19,000
Net interest income, after provision for loan and lease losses	137,206	115,123

Noninterest Income:
Service charges on deposit accounts	8,672	7,674
Vehicle origination and servicing fees	3,354	1,924
Wealth management commissions and fees	12,390	11,602
Commissions on property and casualty insurance sales	4,542	5,058
Other commissions and fees	5,237	4,643
Income from bank-owned life insurance	1,850	1,472
Mortgage banking revenue	4,110	3,513
Net realized gain on sales of securities	406	385
Total other-than-temporary impairment, net of recoveries	(680)	(2,706)
Portion recognized in other comprehensive income (before taxes)	292	2,562
Net impairment losses recognized in earnings	(388)	(144)
Other	2,471	3,388
Total noninterest income	42,644	39,515

Noninterest Expenses:
Salaries and employee benefits	63,034	57,958
Occupancy	11,215	10,810
Furniture and equipment	3,578	3,617
Professional and technology services	5,729	4,548
Advertising and marketing	3,203	3,054
FDIC insurance	3,798	5,178
Legal fees	1,870	2,053
Amortization of intangible assets	3,268	2,753
Vehicle lease disposal	1,290	1,836
Merger related	0	11,479
Other	20,744	17,069
Total noninterest expenses	117,729	120,355

Income before income taxes	62,121	34,283
Provision for (benefit from) income taxes	19,722	10,810
Net Income	$42,399	$23,473
Earnings per common share:
Basic	$0.23	$0.14
Diluted	$0.23	$0.14
Cash dividends per common share	$0	$0.03
Average common shares outstanding:
Basic	186,607	171,326
Diluted	187,442	171,973
The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,

	2013	2012
		(in thousands)

Net Income	$42,399	$23,473

Other comprehensive income:

Change in unrealized gain (loss) on securities available for sale	(6,171)	1,077
Tax effect and reclassification adjustment	2,179	(391)
	(3,992)	686

Non-credit related unrealized loss on other-than-temporarily impaired debt securities	(292)	(2,562)
Tax effect	107	939
	(185)	(1,623)

Change in unrealized loss on cash flow hedges	4,405	2,804
Tax effect	(1,609)	(1,106)
	2,796	1,698

Adjustment to postretirement benefit obligations	(27)	0
Tax effect	11	0
	(16)	0

Total other comprehensive income (loss)	(1,397)	761
Total comprehensive income	$41,002	$24,234

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
	2013	2012
		(in thousands)
Cash Flows from Operating Activities:
Net income	$42,399	$23,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	13,376	11,476
Provision for loan and lease losses	12,000	19,000
Realized gain on available-for-sale securities, net	(18)	(241)
Deferred income tax expense	13,618	13,778
Gain on sale of loans and leases	(4,878)	(3,750)
Loss (gain) on sale of foreclosed assets	225	(607)
Loss on sale of fixed assets	280	0
Mortgage loans originated for sale	(132,464)	(113,772)
Proceeds from sale of mortgage loans originated for sale	150,876	119,668
Payments received on loans and leases transferred from held for sale to held for investment, net of
(advances) on home equity lines of credit	11,928	38,503
Increase in cash surrender value of bank-owned life insurance	(1,296)	(1,273)
Increase in accrued interest receivable	(3,898)	(8,866)
(Decrease) increase in accrued interest payable	(1,246)	1,029
Decrease in accrued expenses and taxes payable	(19,297)	(18,629)
Other, net	9,977	(1,658)
Net cash provided by operating activities	91,582	78,131
Cash Flows from Investing Activities:
Net decrease in restricted short-term investments	7,302	9,564
Activity in available-for-sale securities:
Sales	12,770	10,350
Maturities, repayments, and calls	154,037	163,205
Purchases	(24,139)	(299,694)
Net decrease in restricted investment in bank stock	460	4,059
Net increase in loans and leases	(151,317)	(158,684)
Purchase of bank-owned life insurance	(2,694)	(1,874)
Proceeds from bank-owned life insurance	3,909	2,259
Proceeds from sale of foreclosed assets	5,733	12,792
Acquisitions	0	(2,487)
Additions to premises and equipment, net	(878)	(1,211)
Net cash (used in) provided by investing activities	5,183	(261,721)
Cash Flows from Financing Activities:
Net increase in deposits	111,386	198,697
Net (decrease) increase in other short-term borrowings	(31,326)	100,224
Net decrease in short-term FHLB borrowings	(150,000)	(50,000)
Repayment of long-term FHLB borrowings	(4,038)	(4,605)
Repayment of long-term debt	(11,861)	(12,328)
Proceeds from issuance of common stock	2,599	1,986
Purchase of treasury stock	(21)	(15)
Cash dividends paid	0	(4,654)
Net cash provided by (used in) financing activities	(83,261)	229,305
Net change in cash and cash equivalents	13,504	45,715
Cash and cash equivalents at January 1	316,592	332,145
Cash and cash equivalents at March 31	$330,096	$377,860
Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$27,441	$30,784
Income tax refunds	24,441	809
Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	$3,511	$11,144
Securities purchased not settled	0	80,557
Securities sold not settled	22,320	0
The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements Of Changes In Shareholders’ Equity (Unaudited)
(In thousands, except share data)

						Accumulated
	Shares of			Additional		Other
	Common	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2012	157,067,887	$314,136	$(1,263)	$1,397,152	$525,657	$(46,054)	$2,189,628
Total comprehensive income					23,473	761	24,234
Issuance of common stock in Tower Bancorp, Inc. acquisition	30,760,933	61,522		239,883			301,405
Issuance of common stock and share-based awards under employee
benefit plans	229,849	459		1,527			1,986
Treasury stock purchased			(15)				(15)
Cash dividends paid on common stock ($0.03 per share)					(4,654)		(4,654)
Balance at March 31, 2012	188,058,669	$376,117	$(1,278)	$1,638,562	$544,476	$(45,293)	$2,512,584

Balance at January 1, 2013	186,811,642	$373,623	$(1,850)	$1,645,958	$615,436	$(37,258)	$2,595,909
Total comprehensive income					42,399	(1,397)	41,002
Issuance of common stock and share-based awards under employee
benefit plans	247,379	495		2,104			2,599
Treasury stock purchased			(21)				(21)
Balance at March 31, 2013	187,059,021	$374,118	$(1,871)	$1,648,062	$657,835	$(38,655)	$2,639,489

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 1. Summary of Significant Accounting Policies

                The information contained in this report is unaudited.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information.  Certain prior-year amounts have been reclassified to conform to current period classifications and those reclassifications are not material to previously issued financial statements.  In the opinion of management, the information reflects all normal recurring adjustments necessary for a fair statement of results for the three months ended March 31, 2013 and 2012. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries ("Susquehanna"), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 79 through 84 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Use of Estimates

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

Recently Adopted Accounting Guidance

In December 2011, FASB issued ASU 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities. This ASU requires an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective of ASU 2011-11 is to make financial statements that are prepared under U.S. generally accepted accounting principles (“GAAP”) more comparable to those prepared under International Financial Reporting Standards. The new disclosures will give financial statement users information about both gross and net exposures. ASU 2011-11 is effective for interim and annual reporting periods beginning after January 1, 2013 and will be applied on a retrospective basis. The adoption of the amendment, in the first quarter of 2013, did not have a material impact on the financial condition or results of operations.

In July 2012, FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite – Lived Intangible Assets for Impairment.  This ASU clarifies the assessment options and testing processes previously defined in ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment issued in September 2011.  ASU 2012-02 is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012.  The adoption of this guidance, in the first quarter of 2013, did not have a material impact on results of operations or financial condition.

In January 2013, FASB issued ASU 2013-01, Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  This ASU clarifies that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, issued in December 2011.  ASU 2013-01 is effective for interim and annual reporting periods beginning on or after January 1, 2013.  The adoption of this guidance, in the first quarter of 2013, did not have a material impact on the results of operations or financial condition, however did result in an additional disclosure.  For additional information about this disclosure, refer to “Note 13.  Derivative Financial Instruments”.

In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income in Update No. 2011-12.  This ASU requires entities to disclose information regarding reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

note or on the face of the financial statements.  ASU 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012.  The adoption of this guidance, in the first quarter of 2013, did not have a material impact on results of operations or financial condition, however did result in additional disclosures.  For more information about these disclosures, refer to Note 9.  Accumulated Other Comprehensive Income”.

NOTE 2. Acquisitions

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

The Tower transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date. Assets acquired totaled $2,388,122, including $1,975,488 of loans and leases (including $854,993 of commercial real estate loans, $136,979 of commercial loans and leases, and $758,803 of residential real estate loans). Liabilities assumed aggregated $2,255,413, including $2,074,372 of deposits. The transaction added $302,112 to the Susquehanna shareholders’ equity. Goodwill of $257,408, was recorded as a result of the transaction, including an adjustment of $10,547 for provisional amounts included in the previously estimated purchase price allocation.

The consideration transferred for Tower’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

February 17,
2012
Purchase price:
Value of:
Common shares issued and options assumed	$302,112
Cash	88,005
Total purchase price	390,117
Identifiable assets:
Cash and due from banks	85,518
Unrestricted short-term investments	9,171
Securities available for sale	137,254
Loans and leases	1,975,488
Intangible assets	27,334
Other assets	153,357
Total identifiable assets	2,388,122
Identifiable Liabilities:
Deposits	2,074,372
Short-term borrowings	10,228
Long-term borrowings	103,923
Other liabilities	66,890
Total liabilities	2,255,413
Net goodwill resulting from acquisition	$257,408

In many cases, determining the fair value of the purchased assets and assumed liabilities required Susquehanna to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of these determinations related to the valuation of purchased loans.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following is a summary of the loans purchased in the Tower transaction:

	Purchased	Purchased
	Credit	Non-	Total
	Impaired	Impaired	Purchased
	Loans	Loans	Loans
Contractually required principal and interest at
acquisition	$348,889	$2,376,071	$2,724,960
Contractual cash flows not expected to be collected	(127,318)	(135,736)	(263,054)
Expected cash flows at acquisition	221,571	2,240,335	2,461,906
Interest component of expected cash flows	(54,418)	(432,000)	(486,418)
Basis in acquired loans at acquisition - estimated fair
value	$167,153	$1,808,335	$1,975,488

The core deposit intangible of $24,005 is being amortized using an accelerated method over a period of 10 years based upon the estimated economic benefits received.

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

	Three Months Ended March 31,
	2012
	Abington	Tower	Total
Salaries and employee benefits	$0	$1,350	$1,350
Consulting	66	3,949	4,015
Legal	37	733	770
Branch writeoffs	0	1,371	1,371
Net occupancy and equipment	0	2,809	2,809
All other	0	1,164	1,164
	$103	$11,376	$11,479

There were no merger-related expenses incurred during the three month period ending March 31, 2013.

Pro Forma Condensed Combined Financial Information

If the Tower acquisition had been completed on January 1, 2012, total revenue, net of interest expense, would have been approximately $188.5 million for the three months ended March 31, 2012, and net income from continuing operations would have been approximately $23.6 million for the same period.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 3. Investment Securities

The amortized cost and fair values of investment securities at March 31, 2013 and December 31, 2012 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At March 31, 2013	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Government agencies	$113,328	$808	$0	$114,136
Obligations of states and political subdivisions	399,419	27,604	579	426,444
Agency residential mortgage-backed securities	1,682,202	34,861	87	1,716,976
Non-agency residential mortgage-backed securities	27,438	3	1,203	26,238
Commercial mortgage-backed securities	35,619	1,275	0	36,894
Other structured financial products	25,049	0	15,072	9,977
Other debt securities	43,095	2,777	372	45,500
	2,326,150	67,328	17,313	2,376,165
Other equity securities	24,188	931	658	24,461
Total available-for-sale securities	$2,350,338	$68,259	$17,971	$2,400,626

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At December 31, 2012	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Government agencies	$113,367	$1,041	$0	$114,408
Obligations of states and political subdivisions	403,487	32,585	295	435,777
Agency residential mortgage-backed securities	1,843,511	37,104	53	1,880,562
Non-agency residential mortgage-backed securities	29,428	2	1,980	27,450
Commercial mortgage-backed securities	38,847	1,533	0	40,380
Other structured financial products	25,011	0	15,461	9,550
Other debt securities	43,076	2,643	464	45,255
	2,496,727	74,908	18,253	2,553,382
Other equity securities	24,097	1,179	757	24,519
Total available-for-sale securities	$2,520,824	$76,087	$19,010	$2,577,901

At March 31, 2013 and December 31, 2012, investment securities with carrying values of $1,651,046 and $1,775,345, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, agency and non-agency residential mortgage-backed securities, commercial mortgage-backed securities, other structured financial products, other debt securities, and residential and commercial mortgage-backed securities, at March 31, 2013 and December 31, 2012, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	March 31, 2013		December 31, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
Within one year	$8,103	$8,175	$8,690	$8,781
After one year but within five years	140,707	142,617	141,362	143,714
After five years but within ten years	870,496	886,715	935,796	952,680
After ten years	1,306,844	1,338,658	1,410,879	1,448,207
Total	$2,326,150	$2,376,165	$2,496,727	$2,553,382

Gross realized gains and gross realized losses on investment securities transactions are summarized below. These gains and losses were recognized using the specific identification method and were included in noninterest income.

	Available-for-sale Securities
	Three Months Ended March 31,
	2013	2012
Gross gains	$407	$392
Gross losses	(1)	(7)
Other-than-temporary impairment	(388)	(144)
Net gains	$18	$241

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012.

March 31, 2013	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	39,233	476	7,176	103	46,409	579
Agency residential mortgage-backed securities	16,981	87	0	0	16,981	87
Non-agency residential mortgage-backed securities	11,708	151	13,884	1,052	25,592	1,203
Other structured financial products	0	0	9,977	15,072	9,977	15,072
Other debt securities	0	0	6,623	372	6,623	372
Other equity securities	1,275	90	1,260	568	2,535	658
	$69,197	$804	$38,920	$17,167	$108,117	$17,971

December 31, 2012	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	31,791	295	0	0	31,791	295
Agency residential mortgage-backed securities	11,291	53	0	0	11,291	53
Non-agency residential mortgage-backed securities	12,117	450	14,683	1,530	26,800	1,980
Other structured financial products	0	0	9,551	15,461	9,551	15,461
Other debt securities	0	0	6,518	464	6,518	464
Other equity securities	1,751	585	796	172	2,547	757
	$56,950	$1,383	$31,548	$17,627	$88,498	$19,010

Non-agency residential mortgage-backed securities. At March 31, 2013, Susquehanna held three securities that had unrealized losses, and were rated below investment grade. None of Susquehanna’s non-agency residential mortgage-backed securities

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

were backed by loans identified by the issuer as subprime or Alt-A collateral. Management has analyzed the collateral underlying these securities with respect to defaults, loan to collateral value ratios, current levels of subordination, and geographic concentrations and concluded that one of these securities is other-than-temporarily impaired.

Susquehanna recorded other-than-temporary impairment losses as presented in the following table:

Credit Losses on Non-agency Residential Mortgage-backed and Other Equity Securities for which a
Portion of an Other-than-temporary Impairment was Recognized in Other Comprehensive Income

	Three Months Ended
	March 31,
	2013	2012
Balance - beginning of period	$1,280	$4,602
Additions:
Amount related to credit losses for which an other-than-temporary
impairment was not previously recognized	325	0
Additional amount related to credit losses for which an other-than-
temporary impairment was previously recognized	63	144
Deletions:
Realized losses	34	0
Balance - end of period	$1,634	$4,746

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Based on the expected cash flows derived from the model, Susquehanna expects to recover the unrealized loss in accumulated other comprehensive income ($745 and $4,144 at March 31, 2013 and 2012, respectively). Significant assumptions used in the valuation of these other-than-temporarily impaired securities were as follows:

		Weighted-average (%)
		March 31,
		2013	2012
	Conditional repayment rate (1)	10.3%	9.9%
	Loss severity (2)	43.0%	46.6%
	Conditional default rate (3)	3.8%	6.0%

(1)	Conditional repayment rate represents a rate equal to the proportion of principal balance paid off voluntarily over a certain period of time on an annualized basis.

(2)	Loss severity rates are projected by considering collateral characteristics such as current loan-to-value, original creditworthiness of borrowers (FICO score) and geographic concentration.

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

Other structured financial products. Susquehanna’s structured financial product investments are comprised of four pooled trust preferred securities which have an aggregate unrealized loss of $15,072 and $16,859 at March 31, 2013 and 2012, respectively. All of these securities are below investment grade but are of a more senior tranche of the specific issue. Susquehanna has contracted with a third-party financial advisory firm (“third party firm”) to assist in its other-than-temporary impairment analysis of its structured financial product investments. Management has assisted with the development of, and performed a detailed review of the critical assumptions. The review of the inputs for the valuation of the pooled trust preferred securities is performed by the CIC. Key aspects reviewed by CIC include the detail on non-performing financial institutions within the pools of trust preferred securities, the probability of default of the underlying institutions within the pools, the discount rate, trades of similar securities and indexes, and the weighting given to market indications. Susquehanna management believes that the valuation analysis and methodology reasonably supports the value and projected performance of the specific trust preferred securities. Management believes this valuation methodology presents an appropriate approach in the determination of other-than-temporary impairment charges in accordance with GAAP.

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

To determine expected cash flows, the valuation analysis considers credit default rates, call options and deferrals, waterfall structure, and covenants relating to the trust preferred securities. The trust indenture documentation and the trustee reports for each specific trust preferred security issuance provides information regarding deferral rights, call options, various triggers, (including over-

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

collateralization triggers), and waterfall structure, which management believes is essential in determining projected base cash flows. The third party firm determines short-term default risk using ratios, including the Texas ratio, that relate to the issuers, capitalization, asset quality, profitability, and liquidity. To determine longer term default probabilities, the third party firm uses an internal scoring approach that relies on key historical financial performance ratios. Management believes that future cash flows for these securities are reasonably developed and supported.

If a collateral security is in default at the assessment date, a recovery rate specific to the issuer of the collateral security is incorporated into the expected cash flows with a twenty-four month lag in timing of receipt of those expected cash flows. The third party firm calculates a terminal default rate based upon certain key financial ratios of the active issuers in the security relative to all FDIC insured bank institutions. The active issuers of the collateral securities are summarized as a weighted average based on issue size according to status of deferral and default assumption. To enhance the analysis, the third party firm calculates the standard deviation across the issuers for each ratio and removes any issuer that falls more than three standard deviations above or below the average for that ratio. No recovery is incorporated into the expected cash flows for any issuers that exceed the terminal default rate. For issuers currently making interest payments and for those currently deferring interest payments, Susquehanna makes an estimate using publicly available financial information as to the likelihood and timing of any default, after which the estimated cash flow reflects a recovery rate specific to the issuer. Issuers of collateral securities that are currently deferring interest payments and not expected to default are assumed to continue to defer interest payments for twenty quarters, the full contractually permitted deferral, from the period of initial deferral.

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

As of March 31, 2013	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Class	B	B	B	A2L
Class face value	$35,000	$58,922	$88,670	$45,500
Book value	$3,000	$7,183	$8,116	$6,750
Fair value	1,245	3,068	3,444	2,220
Unrealized loss	(1,755)	(4,115)	(4,672)	(4,530)
Present value of expected cash flows
for class noted above and all
subordinated classes (1)	$150,775	$178,443	$308,449	$147,139
Lowest credit rating assigned	D	Ca	Ca	Ca
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	361,842	295,080	484,731	281,600
Actual defaults	30,000	51,580	44,000	77,100
Actual deferrals	77,400	125,810	96,150	93,080
Projected future defaults	61,045	53,910	47,105	42,053
Actual defaults as a % of original
collateral	4.8%	10.3%	6.3%	15.8%
Actual deferrals as a % of original
collateral (2)	12.4%	25.1%	13.7%	19.1%
Actual defaults and deferrals as a % of
original collateral	17.2%	35.4%	20.0%	34.9%
Projected future defaults as a % of
original collateral (3)	9.8%	10.8%	6.7%	8.6%
Actual institutions deferring and
defaulted as a % of total institutions	18.5%	37.5%	25.4%	41.8%
Projected future defaults as a % of
performing collateral plus
deferrals	13.9%	12.8%	8.1%	11.2%

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	As of March 31, 2012	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
	Class	B	B	B	A2L
	Class face value	$35,000	$58,363	$87,962	$45,500
	Book value	$3,000	$7,096	$8,033	$6,750
	Fair value	967	2,438	2,718	1,897
	Unrealized loss	(2,033)	(4,658)	(5,315)	(4,853)
	Present value of expected cash flows
	for class noted above and all
	subordinated classes (1)	$151,043	$171,529	$277,791	$142,866
	Lowest credit rating assigned	CCC-	Ca	Ca	Ca
	Original collateral	$623,984	$501,470	$700,535	$487,680
	Performing collateral	352,028	300,200	470,831	344,600
	Actual defaults	10,000	51,580	44,000	74,500
	Actual deferrals	107,400	120,690	135,150	43,080
	Projected future defaults	72,893	71,392	60,702	46,548
	Actual defaults as a % of original
	collateral	1.6%	10.3%	6.3%	15.3%
	Actual deferrals as a % of original
	collateral (2)	17.2%	24.1%	19.3%	8.8%
	Actual defaults and deferrals as a % of
	original collateral	18.8%	34.4%	25.6%	24.1%
	Projected future defaults as a % of
	original collateral (3)	11.7%	14.2%	8.7%	9.5%
	Actual institutions deferring and
	defaulted as a % of total institutions	19.4%	37.5%	30.4%	30.9%
	Projected future defaults as a % of
	performing collateral plus
	deferrals	15.9%	17.0%	10.0%	12.0%

(1)

Susquehanna determines whether it expects to recover the entire amortized cost basis by comparing the present value of the expected cash flows to be collected with the amortized cost basis. As of March 31, 2013 and 2012, the present value of the current estimated cash flows is equal to or greater than the book value of the trust preferred securities held. Consequently, there is no credit-related other-than-temporary impairment required to be recognized.

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

Loans and Leases, Net of Deferred Costs and Fees
	March 31,	December 31,
	2013	2012
Commercial, financial, and agricultural	$2,312,660	$2,273,611
Real estate - construction	779,344	847,781
Real estate secured - residential	4,077,810	4,065,818
Real estate secured - commercial	3,971,438	3,964,608
Consumer	859,664	842,552
Leases	998,787	900,371
Total loans and leases	$12,999,703	$12,894,741

Originated loans and leases	$10,998,299	$10,765,458
Purchased loans and leases	2,001,404	2,129,283
Total loans and leases	$12,999,703	$12,894,741

Nonaccrual loans and leases	$103,351	$97,767
Loans and leases contractually past due 90 days
and still accruing	6,396	8,209
Troubled debt restructurings	65,773	67,775
Deferred origination costs, net of fees	18,149	17,763
All overdrawn deposit accounts, reclassified
as loans and evaluated for collectability	2,375	15,422

A summary of our net investment in direct lease financing is presented below.

Net Investment in Direct Financing Leases
	March 31,	December 31,
	2013	2012
Minimum lease payments receivable	$598,443	$568,110
Estimated residual value of leases	481,312	409,753
Unearned income under lease contracts	(80,968)	(77,492)
Total leases	$998,787	$900,371

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

Susquehanna reviews the loan gradings on an annual basis or at any time management becomes aware of the potential for not collecting all contractual cash flows. Significant credits with ratings of special mention or substandard, and associated with a relationship greater than $1.0 million, are reviewed quarterly by the Loan Review committee.

Susquehanna monitors the credit quality of its retail loan portfolio based primarily on delinquency status, which is the primary factor considered in determining whether a retail loan should be classified as nonaccrual.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables present Susquehanna's credit quality indicators by internally assigned grading and by payment activity at March 31, 2013 and December 31, 2012.

Credit Quality Indicators, at March 31, 2013

	Commercial Credit Exposure
	Credit-risk Profile by Internally Assigned Grade

			Real Estate -	Total
		Real Estate -	Secured -	Commercial
	Commercial	Construction (1)	Commercial (2)	Credit Exposure
Originated loans and leases
Grade:
Pass (3)	$2,040,237	$444,419	$3,379,128	$5,863,784
Special mention (4)	64,458	64,428	163,602	292,488
Substandard (5)	57,325	46,617	217,962	321,904
Total	$2,162,020	$555,464	$3,760,692	$6,478,176
Purchased loans and leases
Grade:
Pass (3)	$126,400	$67,896	$881,966	$1,076,262
Special mention (4)	6,403	13,867	90,842	111,112
Substandard (5)	17,837	41,033	157,375	216,245
Total	$150,640	$122,796	$1,130,183	$1,403,619
Total loans and leases
Grade:
Pass (3)	$2,166,637	$512,315	$4,261,094	$6,940,046
Special mention (4)	70,861	78,295	254,444	403,600
Substandard (5)	75,162	87,650	375,337	538,149
Total	$2,312,660	$678,260	$4,890,875	$7,881,795

	Other Credit Exposure
	Credit-risk Profile based on Payment Activity

	Real Estate -
	Secured -			Total Other
	Residential	Consumer	Leases	Credit Exposure
Originated loans and leases
Performing	$2,649,622	$849,898	$997,487	$4,497,007
Nonperforming (6)	21,179	637	1,300	23,116
Total	$2,670,801	$850,535	$998,787	$4,520,123

Purchased loans and leases
Performing	$577,538	$9,126	$0	$586,664
Nonperforming (6)	11,118	3	0	11,121
Total	$588,656	$9,129	$0	$597,785

Total loans and leases
Performing	$3,227,160	$859,024	$997,487	$5,083,671
Nonperforming (6)	32,297	640	1,300	34,237
Total	$3,259,457	$859,664	$998,787	$5,117,908

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Credit Quality Indicators, at December 31, 2012
	Commercial Credit Exposure
		Credit-risk Profile by Internally Assigned Grade

				Real Estate -	Total
			Real Estate -	Secured -	Commercial
		Commercial	Construction (1)	Commercial (2)	Credit Exposure
Originated loans and leases
	Grade:
	Pass (3)	$2,008,548	$439,296	$3,388,337	$5,836,181
	Special mention (4)	45,733	76,852	141,817	264,402
	Substandard (5)	60,123	45,102	213,776	319,001
	Total	$2,114,404	$561,250	$3,743,930	$6,419,584
Purchased loans and leases
	Grade:
	Pass (3)	$135,308	$95,289	$918,119	$1,148,716
	Special mention (4)	7,685	34,519	82,021	124,225
	Substandard (5)	16,214	54,162	143,629	214,005
	Total	$159,207	$183,970	$1,143,769	$1,486,946
Total loans and leases
	Grade:
	Pass (3)	$2,143,856	$534,585	$4,306,456	$6,984,897
	Special mention (4)	53,418	111,371	223,838	388,627
	Substandard (5)	76,337	99,264	357,405	533,006
	Total	$2,273,611	$745,220	$4,887,699	$7,906,530

	Other Credit Exposure
		Credit-risk Profile based on Payment Activity

		Real Estate -
		Secured -			Total Other
		Residential	Consumer	Leases	Credit Exposure
Originated loans and leases
	Performing	$2,591,349	$830,495	$898,781	$4,320,625
	Nonperforming (6)	23,082	577	1,590	25,249
	Total	$2,614,431	$831,072	$900,371	$4,345,874

Purchased loans and leases
	Performing	$618,796	$11,469	$0	$630,265
	Nonperforming (6)	12,061	11	0	12,072
	Total	$630,857	$11,480	$0	$642,337

Total loans and leases
	Performing	$3,210,145	$841,964	$898,781	$4,950,890
	Nonperforming (6)	35,143	588	1,590	37,321
	Total	$3,245,288	$842,552	$900,371	$4,988,211

(1)	Includes only construction loans granted to commercial customers. Construction loans for individuals are included in Real Estate – Secured – Residential, below.
(2)	Includes loans obtained for commercial purposes that are also secured by residential real estate.
(3)	Includes loans identified as having acceptable risk, which are loans for which the possibility of loss is considered unlikely.
(4)	Includes loans considered potentially weak; however, no loss of principal or interest is anticipated.
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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables detail the age analysis of Susquehanna's past due financing receivables as of March 31, 2013 and December 31, 2012.

Age Analysis of Past Due Financing Receivables, as of March 31, 2013

	Financing Receivables that are Accruing

						Total
	30-59 Days	60-89 Days	Greater than	Total		Financing
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
Commercial	$4,106	$783	$988	$5,877	$2,297,241	$2,303,118
Real estate - construction	1,206	575	382	2,163	758,236	760,399
Real estate secured - residential	19,043	3,863	4,237	27,143	4,020,295	4,047,438
Real estate secured - commercial	9,687	5,427	0	15,114	3,912,983	3,928,097
Consumer	10,336	303	603	11,242	848,385	859,627
Leases	3,465	246	186	3,897	993,776	997,673
Total	$47,843	$11,197	$6,396	$65,436	$12,830,916	$12,896,352

Originated loans and leases	42,585	10,557	5,490	58,632	10,846,201	10,904,833
Purchased loans and leases	5,258	640	906	6,804	1,984,715	1,991,519
Total	$47,843	$11,197	$6,396	$65,436	$12,830,916	$12,896,352

	Financing Receivables that are Nonaccruing

						Total
	30-59 Days	60-89 Days	Greater than	Total		Financing
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
Commercial	$632	$725	$4,876	$6,233	$3,309	$9,542
Real estate - construction	0	1,983	15,798	17,781	1,164	18,945
Real estate secured - residential	2,342	330	19,204	21,876	8,496	30,372
Real estate secured - commercial	3,149	1,682	28,171	33,002	10,339	43,341
Consumer	0	0	0	0	37	37
Leases	0	455	216	671	443	1,114
Total	$6,123	$5,175	$68,265	$79,563	$23,788	$103,351

Originated loans and leases	5,705	4,453	63,155	73,313	20,153	93,466
Purchased loans and leases	418	722	5,110	6,250	3,635	9,885
Total	$6,123	$5,175	$68,265	$79,563	$23,788	$103,351

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Age Analysis of Past Due Financing Receivables, as of December 31, 2012

	Financing Receivables that are Accruing

						Total
	30-59 Days	60-89 Days	Greater than	Total		Financing
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
Commercial	$5,163	$762	$359	$6,284	$2,256,863	$2,263,147
Real estate - construction	8,568	1,614	157	10,339	822,625	832,964
Real estate secured - residential	19,544	4,467	5,547	29,558	4,007,820	4,037,378
Real estate secured - commercial	9,623	13,746	1,394	24,763	3,897,224	3,921,987
Consumer	8,898	1,678	545	11,121	831,388	842,509
Leases	5,445	487	207	6,139	892,850	898,989
Total	$57,241	$22,754	$8,209	$88,204	$12,708,770	$12,796,974

Originated loans and leases	51,679	21,471	5,720	78,870	10,596,166	10,675,036
Purchased loans and leases	5,562	1,283	2,489	9,334	2,112,604	2,121,938
Total	$57,241	$22,754	$8,209	$88,204	$12,708,770	$12,796,974

	Financing Receivables that are Nonaccruing

						Total
	30-59 Days	60-89 Days	Greater than	Total		Financing
	Past Due	Past Due	90 Days	Past Due	Current	Receivables
Commercial	$631	$649	$6,068	$7,348	$3,116	$10,464
Real estate - construction	0	405	14,047	14,452	365	14,817
Real estate secured - residential	953	452	19,551	20,956	7,484	28,440
Real estate secured - commercial	2,483	622	30,433	33,538	9,083	42,621
Consumer	0	0	0	0	43	43
Leases	0	656	408	1,064	318	1,382
Total	$4,067	$2,784	$70,507	$77,358	$20,409	$97,767

Originated loans and leases	4,067	2,379	65,830	72,276	18,146	90,422
Purchased loans and leases	0	405	4,677	5,082	2,263	7,345
Total	$4,067	$2,784	$70,507	$77,358	$20,409	$97,767

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables provide information about Susquehanna’s impaired loans, including principal balance, recorded investment, and related specific allowance amounts at the dates indicated. Loans with no specific allowance for loan losses have adequate collateral securing their carrying value and in some circumstances have been charged down to their current carrying value based on the fair value of the collateral.

Impaired Loans at March 31, 2013
						Average
		Recorded				Recorded
	Unpaid	Investment				Investment	Interest
	Principal	in Impaired		Related	Related	in Impaired	Income
	Balance	Loans		Charge-offs	Allowance	Loans (2)	Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$25,675	$23,787		$1,888		$28,801	$493
Real estate - construction	24,486	17,715		6,771		17,086	131
Real estate secured - residential	39,089	37,725		1,364		38,306	500
Real estate secured - commercial	136,638	117,416		19,222		120,261	1,869
Consumer	110	110		0		108	3
Total impaired loans without a
related reserve	225,998	196,753	(1)	29,245		204,562	2,996
Impaired loans with a related reserve:
Commercial, financial, and agricultural	10,315	10,187		128	$3,429	4,480	36
Real estate - construction	25,194	10,675		14,519	732	12,762	4
Real estate secured - residential	30,255	29,679		576	3,689	29,785	369
Real estate secured - commercial	41,163	30,812		10,351	4,060	30,723	238
Consumer	0	0		0	0	0	0
Total impaired loans with a
related reserve	106,927	81,353		25,574	11,910	77,750	647
Total impaired loans:
Commercial, financial, and agricultural	35,990	33,974		2,016	3,429	33,281	529
Real estate - construction	49,680	28,390		21,290	732	29,848	135
Real estate secured - residential	69,344	67,404		1,940	3,689	68,091	869
Real estate secured - commercial	177,801	148,228		29,573	4,060	150,984	2,107
Consumer	110	110		0	0	108	3
Total impaired loans	$332,925	$278,106		$54,819	$11,910	$282,312	$3,643

Impaired loans without a related reserve:
Originated loans and leases	$73,947	$45,878		$28,069		$55,862	$794
Purchased loans and leases	152,051	150,875		1,176		148,700	2,202
Total impaired loans without a
related reserve	225,998	196,753		29,245		204,562	2,996
Impaired loans with a related reserve:
Originated loans and leases	101,223	75,703		25,520	$10,557	71,875	584
Purchased loans and leases	5,704	5,650		54	1,353	5,875	63
Total impaired loans with a
related reserve	106,927	81,353		25,574	11,910	77,750	647
Total impaired loans:
Originated loans and leases	175,170	121,581		53,589	10,557	127,737	1,378
Purchased loans and leases (3)	157,755	156,525		1,230	1,353	154,575	2,265
Total impaired loans	$332,925	$278,106		$54,819	$11,910	$282,312	$3,643

(1)	$26,401 of the $196,753 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral through direct charge-offs of $29,245.

(2)	Average recorded investment in impaired loans is calculated on a quarterly basis using daily balances.
(3)	$5,650 of the $156,525 purchased impaired loans were subsequently impaired after being acquired.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Impaired Loans at December 31, 2012
						Average
		Recorded				Recorded
	Unpaid	Investment				Investment	Interest
	Principal	in Impaired		Related	Related	in Impaired	Income
	Balance	Loans		Charge-offs	Allowance	Loans (2)	Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$23,959	$23,877		$82		$24,603	$233
Real estate - construction	48,394	32,717		15,677		34,223	882
Real estate secured - residential	26,298	25,261		1,037		25,417	398
Real estate secured - commercial	133,903	119,217		14,686		118,424	1,727
Consumer	114	114		0		114	3
Total impaired loans without a
related reserve	232,668	201,186	(1)	31,482		202,781	3,243
Impaired loans with a related reserve:
Commercial, financial, and agricultural	4,240	4,184		56	$3,267	4,278	47
Real estate - construction	12,894	5,577		7,317	952	5,883	237
Real estate secured - residential	32,640	32,375		265	6,633	32,498	333
Real estate secured - commercial	49,322	39,331		9,991	4,884	40,778	486
Consumer	0	0		0	0	0	0
Total impaired loans with a
related reserve	99,096	81,467		17,629	15,736	83,437	1,103
Total impaired loans:
Commercial, financial, and agricultural	28,199	28,061		138	3,267	28,881	280
Real estate - construction	61,288	38,294		22,994	952	40,106	1,119
Real estate secured - residential	58,938	57,636		1,302	6,633	57,915	731
Real estate secured - commercial	183,225	158,548		24,677	4,884	159,202	2,213
Consumer	114	114		0	0	114	3
Total impaired loans	$331,764	$282,653		$49,111	$15,736	$286,218	$4,346

Impaired loans without a related reserve:
Originated loans and leases	$76,120	$45,560		$30,560		$49,975	$764
Purchased loans and leases	156,548	155,626		922		152,806	2,479
Total impaired loans without a
related reserve	232,668	201,186		31,482		202,781	3,243
Impaired loans with a related reserve:
Originated loans and leases	92,471	74,842		17,629	$14,649	76,823	1,033
Purchased loans and leases	6,625	6,625		0	1,087	6,614	70
Total impaired loans with a
related reserve	99,096	81,467		17,629	15,736	83,437	1,103
Total impaired loans:
Originated loans and leases	168,591	120,402		48,189	14,649	126,798	1,797
Purchased loans and leases (3)	163,173	162,251		922	1,087	159,420	2,549
Total impaired loans	$331,764	$282,653		$49,111	$15,736	$286,218	$4,346

(1)	$28,658 of the $201,186 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral through direct charge-offs of $31,482.

(2)	Average recorded investment in impaired loans is calculated on a quarterly basis using daily balances.
(3)	$6,625 of the $162,251 purchased impaired loans were subsequently impaired after being acquired.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	The following table presents Troubled Debt Restructurings (TDR's), by class segment:

		March 31,	December 31,
		2013	2012
	Commercial, financial, and agricultural	$14,863	$8,744
	Real estate - construction	937	940
	Real estate secured - residential	20,172	23,224
	Real estate secured - commercial	28,689	33,589
	Consumer	1,112	1,278
	Total performing TDRs	65,773	67,775
	Non-performing TDRs (1)	25,808	24,603
	Total TDRs	$91,581	$92,378

	Performing TDRs	72%	73%
	Non-performing TDRs	28%	27%

(1)	These loans are included in the 90 day past due and non-accrual categories.

The following table provides detail of TDR balance and activity for the periods presented:

	Three months ended
	March 31,
	2013	2012
Performing TDRs, beginning of period	$67,775	$72,852
New TDR Status	17,882	14,412
Paydowns	(2,237)	(46)
Charge-offs post modification	(121)	0
Transfer to nonaccrual, past due 90 days or greater	(4,830)	(4,796)
Cured	(12,341)	(10,371)
Other, net (1)	(355)	30
Performing TDRs, end of period	$65,773	$72,081

Non-performing TDRs (2), end of period	$25,808	$18,720

Performing TDRs	72%	79%
Non-performing TDRs	28%	21%

(1)	Includes $203 transferred to OREO in 2013.
(2)	Included in Age Analysis of Past Due Financing Receivables.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

                The following tables summarize Susquehanna’s loan modification activities that were considered troubled debt restructurings for the three month periods ended March 31, 2013 and 2012.

	Recorded Investment
				Financial Effect of
		Pre-Modification	Post-Modification	Modification
	Number of	Recorded	Recorded	Recorded
Three months ended March 31, 2013	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Other (3)	16	$7,493	$7,493	$0	$0
Real estate - construction
Other (3)	1	20	20	0	0
Real estate secured - residential
Other (3)	59	5,412	5,412	0	0
Combination of modification types	7	1,316	1,316	0	(128)
Real estate secured - commercial
Other (3)	7	1,549	1,549	0	0
Combination of modification types	1	1,436	1,436	0	(196)
Consumer
Other (3)	87	656	656	0	0
Total	178	$17,882	$17,882	$0	$(324)

Originated loans and leases	170	$16,149	$16,149	$0	$(281)
Purchased loans and leases	8	1,733	1,733	0	(43)
Total	178	$17,882	$17,882	$0	$(324)

(1)	Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.
(3)	Bankruptcies and maturity date extensions.

		Number of	Recorded
		Loans	Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
	Commercial, financial, and agricultural	5	$653
	Real estate - construction	1	20
	Real estate secured - residential	5	404
	Real estate secured - commercial	2	341
	Consumer	18	139
	Total	31	$1,557

Originated loans and leases		28	$1,357
Purchased loans and leases		3	200
	Total	31	$1,557

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Recorded Investment
				Financial Effect of
		Pre-Modification	Post-Modification	Modification
	Number of	Recorded	Recorded	Recorded
Three months ended March 31, 2012	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Other (3)	1	$310	$310	$0	$0
Real estate - construction
Other (3)	0	0	0	0	0
Real estate secured - residential
Other (3)	2	1,006	1,006	0	0
Combination of modification types	8	2,434	2,434	0	6
Real estate secured - commercial
Other (3)	4	10,662	10,662	0	0
Combination of modification types	0	0	0	0	0
Consumer
Other (3)	0	0	0	0	0
Total	15	$14,412	$14,412	$0	$6

Originated loans and leases	7	$2,541	$2,541	$0	$(74)
Purchased loans and leases	8	11,871	11,871	0	80
Total	15	$14,412	$14,412	$0	$6

(1)	Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.
(3)	Bankruptcies and maturity date extensions.

		Number of	Recorded
		Loans	Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
	Commercial, financial, and agricultural	0	$0
	Real estate - construction	1	908
	Real estate secured - residential	3	1,339
	Real estate secured - commercial	0	0
	Consumer	0	0
	Total	4	$2,247

Originated loans and leases		3	$1,339
Purchased loans and leases		1	908
	Total	4	$2,247

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The unpaid principal balance and the related carrying amount of acquired loans are as follows:

	March 31,	December 31,
	2013	2012
Credit impaired purchased loans evaluated individually
for incurred credit losses
Unpaid principal balance	$222,596	$238,538
Carrying amount	156,525	162,251

Other purchased loans evaluated collectively for
incurred credit losses
Unpaid principal balance	1,851,539	1,976,132
Carrying amount	1,844,879	1,967,032

Total purchased loans
Unpaid principal balance	2,074,135	2,214,670
Carrying amount	2,001,404	2,129,283

The changes in accretable discount related to the purchased credit impaired loans are as follows:

	Three Months Ended
	March 31,
	2013	2012
Balance - beginning of period	$62,868	$4,881
Tower acquisition	0	54,418
Accretion to interest income	(6,570)	(2,500)
Net reclassification from non-accretable to accretable	2,519	0
Balance - end of period	$58,817	$56,799

NOTE 5. Allowance for Loan and Lease Losses

In establishing the allowance for credit losses, Susquehanna estimates losses attributable to specific impaired credits identified through the credit review processes and also estimates losses inherent in other loans and leases on a collective basis. For purposes of determining the level of the allowance for credit losses, Susquehanna evaluates its loan and lease portfolio by loan type. The losses provisioned for in Susquehanna’s allowance for loan loss is determined through a loan by loan analysis of larger balance commercial and commercial real estate loans that show signs of credit deterioration and by applying loss factors to groups of loan balances based on loan type and management’s classification of such loans under the Susquehanna’s loan grading system, adjusted for qualitative considerations.  In determining the allowance for credit losses, Susquehanna utilizes an internal loan grading system for its commercial portfolio.  The internal loan grading’s are monitored by Susquehanna’s loan review department.  Additionally, loans that are part of a relationship of over $1.0 million and have a rating of substandard, special mention, and pass that are on the company’s watch list, are reviewed on a quarterly basis at Susquehanna’s Loan Quality Review Committee.  Factors considered at the Loan Quality Review meetings include the financial statements of the borrower, the borrower’s global cash flow, guarantees, and underlying collateral valuations.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

An analysis of the allowance for loan and lease losses for the three months ended March 31, 2013 and 2012 are presented in the following tables:

Three Months Ended March 31, 2013
			Real Estate	Real Estate
		Real Estate -	Secured -	Secured -
	Commercial	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2013	$30,207	$25,171	$41,276	$70,053	$3,722	$13,341	$250	$184,020

Charge-offs	(10,037)	(4,763)	(3,013)	(4,603)	(558)	(1,119)	0	(24,093)
Recoveries	1,996	462	651	722	322	297	0	4,450
Provision	8,296	4,679	(2,372)	805	(489)	1,195	(114)	12,000
Balance at March 31, 2013	$30,462	$25,549	$36,542	$66,977	$2,997	$13,714	$136	$176,377

Balance at March 31, 2013
Individually evaluated
for impairment:
Originated loans and leases	$3,382	$719	$2,475	$3,981	$0	$0		$10,557
Purchased loans and leases	47	13	1,214	79	0	0		1,353
Total	$3,429	$732	$3,689	$4,060	$0	$0		$11,910

Collectively evaluated
for impairment:
Originated loans and leases	$27,033	$24,817	$32,853	$62,917	$2,997	$13,714	$136	$164,467
Purchased loans and leases	0	0	0	0	0	0	0	0
Total	$27,033	$24,817	$32,853	$62,917	$2,997	$13,714	$136	$164,467

Financing receivables:
Balance at March 31, 2013	$2,312,660	$779,344	$4,077,810	$3,971,438	$859,664	$998,787		$12,999,703

Balance at March 31, 2013
Individually evaluated
for impairment:
Originated loans and leases	$18,015	$17,275	$29,108	$57,183	$0	$0		$121,581
Purchased loans and leases	15,959	11,116	25,289	104,051	110	0		156,525
Total	$33,974	$28,391	$54,397	$161,234	$110	$0		$278,106

Collectively evaluated
for impairment:
Originated loans and leases	$2,113,397	$637,787	$3,150,965	$3,125,247	$850,534	$998,787		$10,876,717
Purchased loans and leases	165,289	113,166	872,448	684,957	9,020	0		1,844,880
Total	$2,278,686	$750,953	$4,023,413	$3,810,204	$859,554	$998,787		$12,721,597

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Three Months Ended March 31, 2012
			Real Estate	Real Estate
		Real Estate -	Secured -	Secured -
	Commercial	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2012	$28,567	$36,868	$28,839	$78,414	$3,297	$10,561	$1,554	$188,100

Charge-offs	(3,476)	(3,557)	(3,774)	(5,521)	(1,296)	(906)	0	(18,530)
Recoveries	1,368	727	121	3,250	368	326	0	6,160
Provision	7,237	55	8,519	792	1,191	2,477	(1,271)	19,000
Balance at March 31, 2012	$33,696	$34,093	$33,705	$76,935	$3,560	$12,458	$283	$194,730

Balance at March 31, 2012
Individually evaluated
for impairment:
Originated loans and leases	$7,843	$5,037	$3,388	$9,827	$205	$0		$26,300
Purchased loans and leases	0	0	0	0	0	0		0
Total	$7,843	$5,037	$3,388	$9,827	$205	$0		$26,300

Collectively evaluated
for impairment:
Originated loans and leases	$25,853	$29,056	$30,317	$67,108	$3,355	$12,458	$283	$168,430
Purchased loans and leases	0	0	0	0	0	0	0	0
Total	$25,853	$29,056	$30,317	$67,108	$3,355	$12,458	$283	$168,430

Financing receivables:
Balance at March 31, 2012	$2,088,948	$993,819	$3,945,565	$4,022,788	$775,913	$694,636		$12,521,669

Balance at March 31, 2012
Individually evaluated
for impairment:
Originated loans and leases	$18,826	$31,346	$25,188	$64,940	$538	$0		$140,838
Purchased loans and leases	28,456	71,174	39,771	176,451	289	0		316,141
Total	$47,282	$102,520	$64,959	$241,391	$827	$0		$456,979

Collectively evaluated
for impairment:
Originated loans and leases	$1,814,588	$640,825	$2,923,800	$2,871,222	$760,947	$694,636		$9,706,018
Purchased loans and leases	227,078	250,474	956,807	910,174	14,139	0		2,358,672
Total	$2,041,666	$891,299	$3,880,607	$3,781,396	$775,086	$694,636		$12,064,690

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

Bank Reporting Unit

Goodwill assigned to the bank reporting unit at March 31, 2013 was $1,165,200 and at the annual assessment date of May 31, 2012 was $1,158,248. Fair value of the bank reporting unit was determined using a market approach, which uses prices and other relevant information reported for market transactions involving recent non-distressed sales of comparable financial institutions in Susquehanna’s market to value the bank reporting unit. Susquehanna considered two key ratios in measuring the fair value of the bank reporting unit: price to book and price to tangible book. The following table shows the ratios used at May 31, 2012.

Annual
Ratio	May 31, 2012
Price to book	1.29x
Price to tangible book	1.47x

Fair value of the bank reporting unit exceeded carrying value by 5.9% at May 31, 2012. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is unnecessary.

Wealth Management Reporting Unit

Goodwill assigned to the wealth management reporting unit at March 31, 2013 and at the annual assessment date of May 31, 2012 was $82,746. Fair value of the wealth management reporting unit was determined utilizing the market approach and the income approach. The market approach measures the fair value of the reporting unit using transaction multiples reported for market transactions involving comparable wealth management business. The income approach measures the fair value of the reporting unit by converting the reporting unit’s future earnings over ten years, assuming a weighted increase in the reporting unit’s revenues and a weighted increase in the reporting unit’s expenses, to a single present (discounted) amount, based on a discount rate. In keeping with a market participant’s current valuations of wealth management institutions, Susquehanna predominantly uses the income approach. The following table shows the factors used in the income approach at May 31, 2012.

Annual
Factors	May 31, 2012
Discount rate	17.5%
Weighted-average increase in revenues	6.0%
Weighted-average increase in expenses	5.0%

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Fair value of the wealth management reporting unit exceeded carrying value by 63.4% at May 31, 2012. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is unnecessary.

Property and Casualty Insurance Reporting Unit

Goodwill assigned to the property and casualty insurance reporting unit at March 31, 2013 and at the annual assessment date of May 31, 2012 was $17,177. Fair value of the property and casualty insurance reporting unit was determined using the market approach, which measures the fair value of the reporting unit using recent sales of comparable property and casualty insurance companies in Susquehanna’s market. Susquehanna uses two key ratios to measure the fair value of the property and casualty insurance reporting unit: average price to book and median price to earnings. The following table shows the ratios used at May 31, 2012.

Annual
Ratio	May 31, 2012
Average price to book	1.17X
Median price to earnings	12.1X

Fair value of the property and casualty insurance reporting unit exceeded carrying value by 205.6% at May 31, 2012. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is not required.

NOTE 7. Deposits

	Deposits consisted of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Noninterest-bearing:
Demand	$1,917,719	$1,973,664
Interest-bearing:
Interest-bearing demand	5,936,099	5,829,147
Savings	1,077,446	1,032,293
Time	2,205,304	2,262,262
Time of $100 or more	1,554,864	1,482,680
Total deposits	$12,691,432	$12,580,046

NOTE 8.  Income Taxes

Our effective tax rate for the three months ended March 31, 2013 and 2012 was 31.7% and 31.5%, respectively.  The increase in the tax rate was due to a decrease in tax-advantaged income relative to total income for the first three months of 2013, as compared to the tax-advantaged income relative to total income for the first three months of 2012.  The estimated annual effective rates for the reporting periods ended March 31, 2013 and 2012 were impacted by the level of permanent differences, including tax-advantaged income, resulting in an effective rate below statutory rates for the interim reporting periods.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 9. Accumulated Other Comprehensive Loss

The balances and changes in balances by component of accumulated other comprehensive income (loss) are shown in the following tables:

			Unrealized		Accumulated
	Unrealized Gains (Losses) on		Gains (Losses)	Post-	Other
	Investment securities		on Cash Flow	retirement	Comprehensive
	With OTTI	All other	Hedges	Benefits	Loss
Balance at January 1, 2012	$(2,521)	$23,346	$(33,402)	$(33,477)	$(46,054)
Gain (loss), net of tax	(1,623)	686	1,698	0	761
Balance at March 31, 2012	$(4,144)	$24,032	$(31,704)	$(33,477)	$(45,293)

Balance at January 1, 2013	$(560)	$37,242	$(34,635)	$(39,305)	$(37,258)
Other comprehensive income before
reclassifications	(196)	(3,992)	(151)	(16)	(4,355)
Amounts reclassified from accumulated
other comprehensive income	11	0	2,947	0	2,958
Net current-period other comprehensive income	(185)	(3,992)	2,796	(16)	(1,397)
Balance at March 31, 2013	$(745)	$33,250	$(31,839)	$(39,321)	$(38,655)

The reclassifications out of accumulated other comprehensive income for the period ended March 31, 2013 are as follows:

Amount Reclassified
from Accumulated
Details about Accumulated Other Comprehensive	Other Comprehensive		Affected Line Item in the Statement
Income Components	Income		Where Net Income is Presented
Unrealized gains on available-for-sale securities	$406		Net realized gain on sales of securities
	(388)		Net impairment losses recognized in earnings
18
	(7)		Tax effect
	$11		Net of tax

Unrealized losses on cash flow hedges
Interest rate contracts	$4,534	(1)	Interest expense
	(1,587)		Tax effect
	$2,947		Net of tax

Total reclassifications	$2,958		Net of tax

(1)	For additional information, refer to "Note 13-Derivative Financial Instruments".

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 10. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
					Other Postretirement
	Pension Benefits		SERP		Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$1,333	$1,201	$313	$34	$337	$272
Interest cost	1,794	1,776	102	75	217	201
Expected return on plan assets	(2,412)	(2,349)	0	0	0	0
Amortization of prior service cost	6	6	55	28	29	29
Amortization of transition obligation	0	0	0	0	2	28
Amortization of net actuarial (gain) or loss	757	805	56	54	42	16
Net periodic postretirement benefit cost	$1,478	$1,439	$526	$191	$627	$546

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2012, that it expected to contribute $365 to its pension plans and $621 to its other postretirement benefit plan in 2013. As of March 31, 2013, $91 of contributions had been made to its pension plans, and $155 of contributions had been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $274 to fund its pension plans in 2013, for a total of $365, and an additional $466 to it other postretirement benefit plan, for a total of $621.

NOTE 11. Earnings per Common Share ("EPS")

	The following tables set forth the calculation of basic and diluted EPS for the three-month periods ended March 31, 2013 and 2012.

Basic earnings per common share
	Three Months Ended March 31,
	2013	2012
Net income applicable to common shareholders	$42,399	$23,473
Weighted average common shares outstanding	186,607	171,326
Basic earnings per common share	$0.23	$0.14

Diluted earnings per common share
	Three Months Ended March 31,
	2013	2012
Net income available to common shareholders	$42,399	$23,473
Weighted average common shares outstanding	186,607	171,326
Dilutive potential common shares	835	647
Total diluted average common shares outstanding	187,442	171,973
Diluted earnings per common share	$0.23	$0.14

For the three months ended March 31, 2013 and 2012, weighted average options to purchase 1,586 and 1,991 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the effect of the options would have been antidilutive for the period.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 12. Securitizations and Variable Interest Entities (“VIEs”)

In 2005 and 2006, Susquehanna entered into term securitization transactions in which it sold portfolios of home equity loans to securitization trusts. Both of the securitization trusts are VIEs, and Susquehanna is the primary beneficiary of the VIEs. The VIEs were consolidated. Susquehanna entered into these securitization transactions primarily to achieve low-cost funding for the growth of its loan and lease portfolios and to manage capital. The investors and the VIEs have no recourse to Susquehanna for failure of debtors to pay when due.

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

					For the Three Months
					Ended March 31,
	As of March 31,				Net Credit Losses
	Recorded Investment		Risk Assets (1)		(Recoveries)
	2013	2012	2013	2012	2013	2012
Loans and leases held in portfolio	$12,840,305	$12,337,688	$130,104	$176,445	$19,643	$12,370
Home equity loans held by VIEs	159,398	183,981	2,200	3,258	413	240
Leases serviced for others	0	0	0	0	0	0
Total loans and leases serviced	$12,999,703	$12,521,669	$132,304	$179,703	$20,056	$12,610

(1)	Includes nonaccrual loans and leases, foreclosed real estate, and loans and leases past due 90 days and still accruing.

Certain cash flows received from or conveyed to the VIEs associated with the securitizations are as follows:

Home Equity Loans
	Three Months Ended March 31,
	2013	2012
Additional draws conveyed	$5,133	$6,013
Servicing fees received	184	210
Other cash flows received	1,092	1,263

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 13. Derivative Financial Instruments

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

Cash Flow Hedges of Interest Rate Risk

Susquehanna uses interest rate derivatives to manage its exposure to interest rate movements and add stability to interest income and expense. Susquehanna primarily uses interest rate swaps as part of its interest rate risk management strategy. For example, Susquehanna may issue variable-rate debt and then enter into a receive-variable pay-fixed-rate interest rate swap with the same payment timing and notional amount to convert the interest payments to a net fixed-rate basis for all or a portion of the term of the long-term debt. As of March 31, 2013 and 2012, Susquehanna had 14 interest rate swaps, respectively for each period, with an aggregate notional amount of $1,152,298 and $1,160,778, respectively, that were designated as cash flow hedges of interest-rate risk.

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

Amounts recorded in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Susquehanna’s variable-rate liabilities. During the 12 months following March 31, 2013, Susquehanna estimates that $19,784 will be reclassified as an expense to net interest income.

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

At March 31, 2013 and 2012, Susquehanna had 231 and 95 derivative transactions, respectively, related to this program with an aggregate notional amount of $1,392,430 and $682,447, respectively. For the three-month periods ended March 31, 2013 and 2012, Susquehanna recognized a net loss of $233 and $128, respectively, related to changes in fair value of the derivatives in this program.

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

At March 31, 2013 and December 31, 2012, the fair value of derivatives in a net liability position, which includes any credit valuation adjustments related to these agreements, was $67,111 and $72,126, respectively. At March 31, 2013 and December 31, 2012, Susquehanna had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $67,920 and $75,103, respectively. If Susquehanna had breached any of the above provisions at March 31, 2013, it would have been required to settle its obligations under the agreements at termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Fair Value of Derivative Instruments

	Fair Values of Derivative Instruments
	March 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$934	Other liabilities	$46,894
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	23,756	Other liabilities	20,217
Total derivatives		$24,690		$67,111

	Fair Values of Derivative Instruments
	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$878	Other liabilities	$51,172
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	25,037	Other liabilities	20,954
Total derivatives		$25,915		$72,126

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The Effect of Derivative Instruments on Comprehensive Income

Three Months Ended March 31, 2013

				Location of Loss	Amount of Loss
		Location of Loss	Amount of Loss	Recognized in	Recognized in
	Amount of Gain	Reclassified from	Reclassified from	Income	Income
Derivatives in Cash Flow	Recognized	Accumulated OCI	Accumulated OCI	(Ineffective	(Ineffective
Hedging Relationships	in OCI	into Income	into Income	Portion)	Portion)
Interest rate contracts:	$2,796	Interest expense	$(4,534)	Other expense	$0

	Location of Loss	Amount of Loss
	Recognized	Recognized
Derivatives Not Designated	in Income	in Income
as Hedging Instruments	on Derivatives	on Derivatives
Interest rate contracts:	Other income	$(232)
	Other expense	(1)

Three Months Ended March 31, 2012

				Location of Loss	Amount of Loss
		Location of Loss	Amount of Loss	Recognized in	Recognized in
	Amount of Gain	Reclassified from	Reclassified from	Income	Income
Derivatives in Cash Flow	Recognized	Accumulated OCI	Accumulated OCI	(Ineffective	(Ineffective
Hedging Relationships	in OCI	into Income	into Income	Portion)	Portion)
Interest rate contracts:	$1,698	Interest expense	$(4,280)	Other expense	$0

	Location of Loss	Amount of Loss
	Recognized	Recognized
Derivatives Not Designated	in Income	in Income
as Hedging Instruments	on Derivatives	on Derivatives
Interest rate contracts:	Other income	$(97)
	Other expense	(31)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following table details Susquehanna’s transactions subject to an enforceable master netting arrangement or other similar agreement with counterparties:

Balance Sheet Netting Disclosure about Offsetting Assets and Liabilities

March 31, 2013

Offsetting of Financial Assets			Net Amounts
of Assets
Presented in
	Gross	Gross Amounts	the	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Consolidated	Consolidated Balance Sheet
Description	Recognized	Consolidated	Balance	Financial	Cash Collateral
	Assets	Balance Sheet	Sheet	Instruments	Received	Net Amount
Derivatives	$24,695	$(5)	$24,690	$0	$0	$24,690

Offsetting of Financial Liabilities			Net Amounts
of Liabilities
Presented in
	Gross	Gross Amounts	the	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Consolidated	Consolidated Balance Sheet
Description	Recognized	Consolidated	Balance	Financial	Cash Collateral
	Liabilities	Balance Sheet	Sheet	Instruments	Posted	Net Amount
Derivatives	$67,111	$0	$67,111	$0	$(67,920)	$(809)
Repurchase agreements	305,251	0	305,251	(305,251)	0	0
Total	$372,362	$0	$372,362	$(305,251)	$(67,920)	$(809)

December 31, 2012

Offsetting of Financial Assets			Net Amounts
of Assets
Presented in
	Gross	Gross Amounts	the	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Consolidated	Consolidated Balance Sheet
Description	Recognized	Consolidated	Balance	Financial	Cash Collateral
	Assets	Balance Sheet	Sheet	Instruments	Received	Net Amount
Derivatives	$25,922	$(7)	$25,915	$0	$0	$25,915

Offsetting of Financial Liabilities			Net Amounts
of Liabilities
Presented in
	Gross	Gross Amounts	the	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Consolidated	Consolidated Balance Sheet
Description	Recognized	Consolidated	Balance	Financial	Cash Collateral
	Liabilities	Balance Sheet	Sheet	Instruments	Posted	Net Amount
Derivatives	$72,126	$0	$72,126	$0	$(75,103)	$(2,977)
Repurchase agreements	302,577	0	302,577	(302,577)	0	0
Total	$374,703	$0	$374,703	$(302,577)	$(75,103)	$(2,977)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 14. Fair Value Disclosures

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

Obligations of states and political subdivisions: These securities are valued using market-based pricing matrices that are based on observable inputs including the structure of the bond, including call terms, cross-collateralization features, and tax-exempt features, together with MSRB reported trades, issuer spreads, material event notices and benchmark yield curves. The investor base for most issues of municipal securities is fairly broad, resulting in moderate trading volumes and are classified as Level 2 in the fair value hierarchy. These valuations are sensitive to trends in the broader municipal securities market, which includes credit risk. As market concerns associated with credit risk increase (decrease), the fair value of the securities will generally decrease (increase).

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

Non-agency mortgage-backed securities: Refer to the description in “Note 3-Investment Securities”.

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

Restricted investments in bank stocks

Restricted investments in bank stocks consists of FRB stock, FHLB stock, and Atlantic Central Bankers Bank stock. Federal law requires a member institution of the FRB and FHLB to hold stock according to predetermined formulas. Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership.  The carrying amount approximates fair value.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Loans and leases

The fair values for loans are estimated using discounted cash flow analyses, applying interest rates currently being offered for loans with similar terms and credit quality, which are indicative of orderly transactions in the current market. For commercial loans and leases, internal risk grades are used to adjust discount rates for risk migration and expected losses. For residential mortgage and other consumer loans, internal prepayment risk models are used to adjust contractual cash flows. Loans are aggregated into pools of similar terms and credit quality and discounted using benchmark-based rates. The carrying amount of accrued interest receivable approximates fair value.

Deposits

The fair values of demand, interest-bearing demand, and savings deposits are the amounts payable on demand at the balance sheet date; recognition of the inherent funding value of these instruments is not permitted. The carrying value of variable-rate time deposits approximates fair value. The fair value of fixed-rate time deposits is based upon the discounted value of future cash flows expected to be paid at maturity, using the U.S. Treasury yield curve.   The carrying amount of accrued interest payable approximates fair value.

Short-term borrowings

For those short-term instruments, the carrying amount approximates fair value.

FHLB borrowings and long-term debt

Fair values were based upon quoted rates of similar instruments issued by banking institutions with similar credit ratings. The carrying amounts of accrued interest payable approximate fair values.

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2013 and 2012, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

For additional information regarding derivatives, refer to “Note 13 – Derivative Financial Instruments” above.

Off-balance-sheet items

The fair values of unused commitments to lend and standby letters of credit are considered to be the same as their contractual amounts.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at March 31, 2013 and December 31, 2012, on the consolidated balance sheets and by levels within the valuation hierarchy.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
Description	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$114,136	$0	$114,136	$0
Obligations of states and political
subdivisions	426,444	0	426,444	0
Agency residential mortgage-backed
securities	1,716,976	0	1,716,976	0
Non-agency residential mortgage-
backed securities	26,238	0	646	25,592
Commercial mortgage-backed
securities	36,894	0	36,894	0
Other structured financial products	9,977	0	0	9,977
Other debt securities	45,500	0	45,500	0
Other equity securities	24,461	1,418	19,886	3,157
Derivatives: (1)
Designated as hedging instruments	934	0	934	0
Not designated as hedging
instruments	23,756	0	23,756	0
Total	$2,425,316	$1,418	$2,385,172	$38,726
Liabilities
Derivatives: (2)
Designated as hedging instruments	$46,894	$0	$46,894	$0
Not designated as hedging
instruments	20,217	0	20,217	0
Total	$67,111	$0	$67,111	$0

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in	Significant
			Active Markets for	Other	Significant
			Identical	Observable	Unobservable
			Instruments	Inputs	Inputs
	Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
	Assets
	Available-for-sale securities:
	U.S. Government Agencies	$114,408	$0	$114,408	$0
	Obligations of states and political
	subdivisions	435,777	0	435,777	0
	Agency residential mortgage-
	backed securities	1,880,562	0	1,880,562	0
	Non-agency residential mortgage-
	backed securities	27,450	0	650	26,800
	Commercial mortgage-backed
	securities	40,380	0	40,380	0
	Other structured financial products	9,550	0	0	9,550
	Other debt securities	45,255	0	45,255	0
	Other equity securities	24,519	21,266	97	3,156
	Derivatives: (1)
	Designated as hedging instruments	878	0	878	0
	Not designated as hedging
	instruments	25,037	0	25,037	0
	Total	$2,603,816	$21,266	$2,543,044	$39,506
	Liabilities
	Derivatives: (2)
	Designated as hedging instruments	$51,172	$0	$51,172	$0
	Not designated as hedging
	instruments	20,954	0	20,954	0
	Total	$72,126	$0	$72,126	$0

(1)	Included in Other assets
(2)	Included in Other liabilities

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

          The following tables present roll-forwards of the balance sheet amounts for the three months ended March 31, 2013 and 2012, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

		Available-for-sale Securities
				Non-
				agency
			Other	Residential
			Structured	Mortgage-
		Equity	Financial	backed
		Securities	Products	Securities	Total
	Balance at January 1, 2013	$3,156	$9,550	$26,800	$39,506
	Total gains or losses (realized/unrealized):
	Included in earnings:
	Other-than-temporary impairment (1)	0	0	(388)	(388)
	Included in other comprehensive income (before taxes)	1	427	(820)	(392)
	Balance at March 31, 2013	$3,157	$9,977	$25,592	$38,726

	Balance at January 1, 2012	$3,430	$13,293	$0	$16,723
	Total gains or losses (realized/unrealized):
	Included in earnings:
	Other-than-temporary impairment (1)	(144)	0	0	(144)
	Included in other comprehensive income (before taxes)	(96)	(5,272)	0	(5,368)
	Transfers into Level 3	0	0	20,137	20,137
	Balance at March 31, 2012	$3,190	$8,021	$20,137	$31,348

(1)	Included in noninterest income, net impairment losses recognized in earnings.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables present assets measured at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012, on the consolidated balance sheets and by the valuation hierarchy.

		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
Description	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$69,443	$0	$0	$69,443
Foreclosed assets	22,557	0	0	22,557
	$92,000	$0	$0	$92,000

		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$65,731	$0	$0	$65,731
Foreclosed assets	26,245	0	0	26,245
	$91,976	$0	$0	$91,976

The following table details the quantitative information about Level 3 fair value measurements:

	Fair Value at
	March 31, 2013	Valuation		Range
Asset	(in thousands)	Technique(s)	Unobservable Input	(Weighted Average)

Non-agency residential mortgage-	$25,592	Discounted Cash Flow	Conditional repayment rate	10.3%
backed securities			Loss severity	43.0%
			Conditional default rate	3.8%

Other structured financial products	9,977	Discounted Cash Flow	Credit default rates, call options and deferrals, waterfall structure, and covenants.	Varies by individual security, refer to Note 3

Other equity securities	3,157	Discounted Cash Flow	Timing of cash flows from dividends and terminal value	0.2x - 1.5x
				(.9x)

Impaired loans	69,443	Discounted Cash Flow	Timing of cash flows based upon current discount rates and terminal value	1.5% - 6.9%
				(4.0%)

Foreclosed assets	22,557	Discounted Cash Flow	Third party appraisals less estimated selling costs	0.0% - 100.0%
				(25.1%)

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

Additional Disclosures about Fair Value of Financial Instruments

         The following table represents the carrying amounts and estimated fair values of Susquehanna's financial instruments.  The methods and assumptions used to estimate the fair value of each class of financial instruments are described above.

	March 31, 2013
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$291,434	$291,434	$291,434	$0	$0
Short-term investments	110,986	110,986	0	110,986	0
Investment securities	2,400,626	2,400,626	1,418	2,360,482	38,726
Restricted investment in bank stocks	151,974	151,974	0	151,974	0
Loans and leases	12,999,703	13,125,606	0	0	13,125,606
Derivatives	24,690	24,690	0	24,690	0
Financial liabilities:
Deposits	12,691,432	12,694,058	0	12,694,058	0
Short-term borrowings	786,251	786,251	0	786,251	0
FHLB borrowings	1,044,480	1,045,777	0	1,045,777	0
Long-term debt	501,559	503,698	0	503,698	0
Derivatives	67,111	67,111	0	67,111	0

	December 31, 2012
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$277,042	$277,042	$277,042	$0	$0
Short-term investments	119,176	119,176	0	119,176	0
Investment securities	2,577,901	2,577,901	21,266	2,517,129	39,506
Restricted investment in bank stocks	152,434	152,434	0	152,434	0
Loans and leases	12,894,741	12,954,918	0	0	12,954,918
Derivatives	25,915	25,915	0	25,915	0
Financial liabilities:
Deposits	12,580,046	12,544,069	0	12,544,069	0
Short-term borrowings	817,577	817,577	0	817,577	0
FHLB borrowings	1,199,062	1,200,358	0	1,200,358	0
Long-term debt	513,401	512,632	0	512,632	0
Derivatives	72,126	72,126	0	72,126	0

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

                Certain statements in this report may be considered to be "forward-looking statements" as that term is defined in the U.S. Private Securities Litigation Reform Act of 1995, such as statements that include the words "expect," "estimate," "project," "anticipate," "should," "intend," "probability," "risk," "target," "objective" and similar expressions or variations on such expressions. In particular, this document includes forward-looking statements relating, but not limited to, general economic conditions; the impact of new regulations on our business; our potential exposures to various types of market risks, such as interest rate risk and credit risk; expectations regarding future acquisitions; whether our allowance for loan and lease losses is adequate to meet probable loan and lease losses; the expected values of assets and liabilities acquired in connection with the Tower merger; the improvement in the credit quality of our loan portfolio; our ability to maintain market share and monitor and manage our portfolios; our ability to evaluate loan guarantors; our ability to offset loan prepayment penalties through decreased interest expense on FHLB borrowings; our ability to achieve loan growth; our ability to maintain sufficient liquidity; our ability to manage credit quality; and our ability to achieve our 2013 financial goals. Such statements are subject to certain risks and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market-risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

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

Executive Overview

                Susquehanna’s management monitors the local, national, and global economies and their effects on our customers and our financial performance.  We also evaluate new regulatory changes that have been, or will be, implemented, including those as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) for their potential impact on our business.

                We feel we are well positioned to handle negative effects of changes in the economy or regulatory oversight given our strong liquidity, and capital ratios (see “Financial Conditions – Capital Adequacy”) which are well in excess of regulatory minimums to be considered “well capitalized”.

With these factors in mind, our 2013 financial goals are as follows:

Table 1
Key Susquehanna Financial Targets

	Updated	Original
	Target	Target
Net interest margin (FTE)	3.90%	3.90%
Loan growth	5.0%	5.0%
Deposit growth	6.0%	6.0%
Noninterest income growth	8.0%	8.0%
Noninterest expense growth	-2.0%	-2.0%
Effective tax rate	31.0%	32.0%

Acquisitions

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

Results of Operations

Summary of First Quarter 2013 Compared to First Quarter 2012

Net income for the first quarter of 2013 was $42.4 million, an increase of $18.9 million when compared to net income of $23.5 million for the first quarter of 2012. Net interest income increased 11.2%, to $149.2 million for the first quarter of 2013, from $134.1 million for the first quarter of 2012. The provision for loan and lease losses decreased 36.8% to $12.0 million for the first quarter of 2013, from $19.0 million for the first quarter of 2012.  Noninterest income increased 7.9%, to $42.6 million for the first quarter of 2013, from $39.5 million for the first quarter of 2012.  Noninterest expenses decreased 2.2%, to $117.7 million for the first quarter of 2013, from $120.4 million for the first quarter of 2012.  Excluding merger-related expenses, non-interest expense increased $8.8 million, or 8.1%, for the first quarter of 2013, over the same period in 2012.

	Additional information is as follows:

Table 2
Key Susquehanna Financial Measures

		Three Months Ended
		March 31,
		2013	2012
	Diluted Earnings per Common Share	$0.23	$0.14
	Return on Average Assets	0.95%	0.58%
	Return on Average Shareholders' Equity	6.58%	4.02%
	Return on Average Tangible Shareholders' Equity (1)	13.87%	8.36%
	Efficiency Ratio (2)	60.17%	61.39%
	Net Interest Margin	3.97%	3.94%

(1)	Supplemental Reporting of Non-GAAP-based Financial Measurements.
(2)	Adjusted for merger-related expenses.

Return on average tangible equity is a non-GAAP-based financial measure calculated using non-GAAP amounts.  The most directly related comparable measure is return on average shareholders’ equity, which is calculated using GAAP-based amounts.  We calculate return on average tangible shareholders’ equity by excluding the balance of intangible assets and their related amortization expense from our calculation of return on average shareholders’ equity.  Management uses the return on average tangible shareholders’ equity in order to evaluate its business performance relative to the tangible capital supporting the ongoing business.  Management believes that this is a better measure of our performance.  In addition, this is consistent with the treatment by bank regulatory agencies, which excludes goodwill and other intangible assets from the calculation of risk-based capital ratios.  A reconciliation of return on average shareholders’ equity to return on average tangible shareholders’ equity is set forth as part of Table 3 below.

Table 3
Reconciliation of Non-GAAP Measures

	Three Months Ended
	March 30,
	2013	2012

Tangible Book Value per Common Share
End of period balance sheet data
Shareholders' equity	$2,639,489	$2,512,584
Goodwill and other intangible assets	(1,313,648)	(1,318,554)
Tangible common equity (numerator)	$1,325,841	$1,194,030

Common shares outstanding (denominator)	186,800	187,856
Tangible book value per common share	$7.10	$6.36

Return on Average Tangible Shareholders' Equity
Return on average shareholders' equity (GAAP basis)	6.58%	4.02%
Effect of excluding average intangible assets and
related amortization	7.29%	4.34%
Return on average tangible shareholders' equity	13.87%	4.38%

Efficiency Ratio
Other expense	$117,729	$120,355
Less: Merger related expenses	0	(11,479)
Noninterest operating expense (numerator)	$117,729	$108,876

Taxable-equivalent net interest income	$153,021	$137,837
Other income	42,644	39,515
Denominator	$195,665	$177,352
Efficiency ratio	60.17%	61.39%

Table 4
Distribution of Assets, Liabilities and Shareholders' Equity (1)

Interest Rates and Interest Differential - Tax Equivalent Basis

	For the Three Month Period Ended			For the Three Month Period Ended
	March 31, 2013			March 31, 2012
	Average			Average
	Balance	Interest	Rate (%)	Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$109,349	$36	0.13	$106,583	$30	0.11
Investment securities:
Taxable	2,202,136	11,426	2.10	2,166,578	13,790	2.56
Tax-advantaged	401,459	5,529	5.59	380,830	5,787	6.11
Total investment securities	2,603,595	16,955	2.64	2,547,408	19,577	3.09
Loans and leases, (net):
Taxable	12,501,991	156,853	5.09	11,065,149	145,219	5.28
Tax-advantaged	427,374	5,371	5.10	346,443	4,825	5.60
Total loans and leases	12,929,365	162,224	5.09	11,411,592	150,044	5.29
Total interest-earning assets	15,642,309	179,215	4.65	14,065,583	169,651	4.85
Allowance for loan and lease losses	(184,909)			(191,305)
Other noninterest-earning assets	2,573,727			2,400,495
Total assets	$18,031,127			$16,274,773

Liabilities
Deposits:
Interest-bearing demand
Interest-bearing demand	$5,895,120	$4,622	0.32	$4,990,291	$5,718	0.46
Savings	1,048,881	279	0.11	929,499	329	0.14
Time	3,778,086	11,232	1.21	3,746,848	12,026	1.29
Short-term borrowings	817,816	2,153	1.07	642,128	2,122	1.33
FHLB borrowings	1,155,637	3,672	1.29	985,294	2,958	1.21
Long-term debt	508,541	4,236	3.38	673,722	8,661	5.17
Total interest-bearing liabilities	13,204,081	26,194	0.80	11,967,782	31,814	1.07
Demand deposits	1,918,463			1,687,899
Other liabilities	294,264			270,766
Total liabilities	15,416,808			13,926,447
Equity	2,614,319			2,348,326
Total liabilities & shareholders' equity	$18,031,127			$16,274,773
Net interest income / yield on
average earning assets		153,021	3.97		137,837	3.94
Taxable equivalent adjustment		(3,815)			(3,714)
Net interest income - as reported		$149,206			$134,123

Table 5
Changes in Net Interest Income - Tax Equivalent Basis

	Three months ended March 31, 2013
	versus March 31, 2012
	Increase (Decrease)
	Due to Change in (1)
	Average	Average
	Volume	Rate	Total
	(Dollars in thousands)
Interest Income
Other short-term investments	$1	$5	$6
Investment securities:
Taxable	213	(2,577)	(2,364)
Tax-advantaged	283	(541)	(258)
Total investment securities	496	(3,118)	(2,622)
Loans (net of unearned income):
Taxable	17,266	(5,632)	11,634
Tax-advantaged	1,019	(473)	546
Total loans	18,285	(6,105)	12,180
Total interest-earning assets	$18,782	$(9,218)	$9,564
Interest Expense
Deposits:
Interest-bearing demand	$898	$(1,994)	$(1,096)
Savings	37	(87)	(50)
Time	88	(882)	(794)
Short-term borrowings	502	(471)	31
FHLB borrowings	514	200	714
Long-term debt	(1,833)	(2,592)	(4,425)
Total interest-bearing liabilities	206	(5,826)	(5,620)
Net Interest Income	$18,576	$(3,392)	$15,184

(1)	Changes that are due in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes directly to volume and rate.

Net Interest Income-Taxable Equivalent Basis

                Our major source of operating revenues is net interest income, which increased 11.2% to $149.2 million for the first quarter of 2013, as compared to $134.1 million for the same period in 2012. Net interest income as a percentage of net interest income plus noninterest income was 77.8% and 77.2%, respectively, for each of the quarters ended March 31, 2013 and March 31, 2012.

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

Table 4 presents average balances, taxable equivalent interest income and expense, and yields earned or paid on these assets and liabilities. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates.

The increase of $15.2 million in our taxable equivalent net interest income for the first quarter of 2013, as compared to the first quarter of 2012, was primarily the result of an $1.6 billion increase in first quarter average interest-earning assets, due mainly to the Tower acquisition, versus the prior year having a greater impact than the $1.2 billion increase in average interest-bearing liabilities, due mainly to the Tower acquisition, and a 3 basis point increase in the net interest margin, which was the result of the rate paid on interest-bearing liabilities declining 27 basis points, while the yield earned on average interest-earning assets declined by only 20 basis points.  The greater decrease on interest-bearing liabilities resulted primarily from restructuring $287.1 million of long-term debt in the latter half of 2012.

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

Net charge-offs for the first quarter of 2013 increased to $19.6 million, or 0.62% of average loans and leases, when compared to net charge-offs for the first quarter of 2012 of $12.4 million, or 0.44% of average loans and leases. Nonaccrual loans declined significantly during this period, from $133.5 million at March 31, 2012 to $103.4 million at March 31, 2013. As a result, we decreased the provision for loan and lease losses from $19.0 million for the first three months of 2012 to $12.0 million for the first three months of 2013. In addition, on a linked-quarter basis, net charge-offs for the first quarter of 2013 were $19.6 million, and net charge-offs for the fourth quarter of 2012, were $15.9 million.

The allowance for loan and lease losses was 1.36% of period-end loans and leases, or $176.4 million, at March 31, 2013; 1.43% of period-end loans and leases, or $184.0 million, at December 31, 2012; and 1.56% of period-end loans and leases, or $194.7 million, at March 31, 2012. The allowance for loan and lease losses for Originated loans was 1.59% of period-end loans and leases, or $175.0 million, at March 31, 2013; 1.70% of period-end loans and leases, or $182.9 million, at December 31, 2012; and 1.98% of period-end loans and leases, or $194.7 million, at March 31, 2012.

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is appropriate to meet probable incurred loan and lease losses at March 31, 2013. There can be no assurance, however, that we will not sustain loan and lease losses in future periods that could be greater than the size of the allowance at March 31, 2013.

Table 6
Provision and Allowance for Loan and Lease Losses

	Three Months Ended
	March 31
	2013	2012
	(Dollars in thousands)
Balance - beginning of period	$184,020	$188,100
Additions	12,000	19,000
Charge-offs:
Commercial, financial, and agricultural	(10,037)	(3,476)
Real estate - construction	(4,763)	(3,557)
Real estate secured - residential	(3,013)	(3,774)
Real estate secured - commercial	(4,603)	(5,521)
Consumer	(558)	(1,296)
Leases	(1,119)	(906)
Total charge-offs	(24,093)	(18,530)
Recoveries:
Commercial, financial, and agricultural	1,996	1,368
Real estate - construction	462	727
Real estate secured - residential	651	121
Real estate secured - commercial	722	3,250
Consumer	322	368
Leases	297	326
Total recoveries	4,450	6,160
Net charge-offs	(19,643)	(12,370)
Balance - end of period	$176,377	$194,730

Average loans and leases outstanding	$12,929,365	$11,411,592
Period-end loans and leases	12,999,703	12,521,669
Net charge-offs as a percentage of average loans
and leases (annualized)	0.62%	0.44%
Allowance as a percentage of period-end loans
and leases	1.36%	1.56%

Noninterest Income

     First Quarter 2013 Compared to First Quarter 2012

                Noninterest income, as a percentage of net interest income plus noninterest income, was 22.2% for the first quarter of 2013 and 22.8% for the first quarter of 2012.

                The following table presents a breakdown of Susquehanna’s noninterest income.

Table 7
Noninterest Income
			% Change
			2013
	Three Months Ended March 31,		vs.
	2013	2012	2012
	Dollars in thousands
Service charges on deposit accounts	$8,672	$7,674	13.0%
Vehicle origination and servicing fees	3,354	1,924	74.3
Wealth management commissions and fees	12,390	11,602	6.8
Commissions on property and casualty insurance sales	4,542	5,058	(10.2)
Other commissions and fees	5,237	4,643	12.8
Income from bank-owned life insurance	1,850	1,472	25.7
Mortgage banking revenue	4,110	3,513	17.0
Net realized gain on sales of securities	406	385	5.5
Net impairment losses recognized in earnings	(388)	(144)	169.4
Other	2,471	3,388	(27.1)
Total noninterest income	$42,644	$39,515	7.9

Noninterest income increased $3.1 million, or 7.9%, for the first quarter of 2013, as compared to the first quarter of 2012. This net increase was primarily the result of the following:

•         Increased service charges on deposit accounts of $1.0 million;

•         Increase vehicle origination and servicing fees of $1.4 million;

•         Increased wealth management commissions and fees of $0.8 million;

Service charges on deposit accounts. The 13.0% increase is primarily the result of recognizing a full quarter, in 2013, of service charges on accounts acquired in the Tower transaction, compared to a one-half quarter in 2012.

Vehicle origination and servicing fees.  The 74.3% increase is the result of lease production at our Hann subsidiary increasing $94.3 million due to expanded territories.

Wealth management commissions and fees. The 6.8% increase primarily is the result of increased fees related to the acquisition of Tower trust accounts.

Noninterest Expenses

     First Quarter 2013 Compared to First Quarter 2012

                The following table presents a breakdown of Susquehanna’s noninterest expense.

Table 8
Noninterest Expense
			% Change
			2013
	Three Months Ended March 31,		vs.
	2013	2012	2012
		Dollars in thousands
Salaries and employee benefits	$63,034	$57,958	8.8%
Occupancy	11,215	10,810	3.7
Furniture and equipment	3,578	3,617	(1.1)
Professional and technology services	5,729	4,548	26.0
Advertising and marketing	3,203	3,054	4.9
FDIC insurance	3,798	5,178	(26.7)
Legal fees	1,870	2,053	(8.9)
Amortization of intangible assets	3,268	2,753	18.7
Vehicle lease disposal	1,290	1,836	(29.7)
Other	20,744	17,069	21.5
	117,729	108,876	8.1
Merger related	0	11,479	(100.0)
Total noninterest expenses	$117,729	$120,355	(2.2)

                Noninterest expenses, excluding merger-related costs, increased $8.8 million, or 8.1%, from $108.9 million for the first quarter of 2012, to $117.7 million for the first quarter of 2013. This net increase was primarily the result of:

•         Increased salaries and employee benefits of $5.1 million;

•         Increased other noninterest expense of $3.7 million.

Salaries and employee benefits.  The 8.8% increase is the result of recognizing a full quarter, in 2013, of salary and benefit expense on employees acquired in the Tower transaction, compared to a one-half quarter in 2012, increased incentive bonus, and annual merit increases.

Other non-interest expenses.  The 21.5% increase is primarily the result of increased expenses relating to computer software maintenance and amortization, employee welfare, operating risk loss, and Pennsylvania shares tax, due to the Tower acquisition in February 2012.

Income Taxes

Our effective tax rate for the reporting period ended March 31, 2013 was 31.7%.  Our effective tax rate for the reporting period ended March 31, 2012 was 31.5%.  The increase in tax rate was due to a decrease in tax-advantaged income relative to total income for the first three months of 2013, as compared to the tax-advantaged income relative to total income for the first three months of 2012.  The estimated annual effective rates for the reporting periods ended March 31, 2013 and March 31, 2012 were impacted by the level of permanent differences, including tax-advantaged income, resulting in an effective rate below statutory rates for the interim reporting periods.

Financial Condition

Summary of March 31, 2013 Compared to December 31, 2012

Total assets at March 31, 2013 and December 31, 2012 were $18.0 billion. Total loans at March 31, 2013 were $13.0 billion, an increase of $0.1 billion from December 31, 2012. Total deposits at March 31, 2013 were $12.7 billion, an increase of $0.1 billion from December 31, 2012.  Total equity capital was $2.6 billion at March 31, 2013 and December 31, 2012, or $14.13 per share and $13.92 per share, respectively.

Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

                At March 31, 2013, we had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 11. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

Securities Available for Sale

                Securities available for sale decreased 6.9%, or $177.3 million from December 31, 2012 resulting from a strategic decision not to purchase securities in the first quarter of 2013 due to the low interest rate environment and reasonable loan demand.  For additional information about our investment securities portfolio, refer to “Note 3. Investment Securities” and “Note 13. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

Loans and Leases

                Total loans and leases increased 0.8%, or $105.0 million, from December 31, 2012 to March 31, 2013.  For additional information about our loan portfolio, refer to “Note 4. Loans and Leases” to the financial statements appearing in Part I, Item 1, of this report.

Risk Assets

Table 9
Risk Assets

	March 31	December 31,
	2013	2012
	(Dollars in thousands)
Non-performing assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$9,542	$10,464
Real estate - construction	18,945	14,817
Real estate secured - residential	30,372	28,440
Real estate secured - commercial	43,341	42,621
Consumer	37	43
Leases	1,114	1,382
Total nonaccrual loans and leases	103,351	97,767
Foreclosed real estate	22,557	26,245
Total non-performing assets	$125,908	$124,012

Total non-performing assets as a percentage of period-end
loans and leases and foreclosed real estate	0.97%	0.96%
Allowance for loan and lease losses as a percentage of
nonaccrual loans and leases	171%	188%

Loans contractually past due 90 days and still accruing	$6,396	$8,209
Troubled debt restructurings	65,773	67,775

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

                As a result of the application of the accounting guidance to Tower’s loan portfolios, certain credit-related ratios of the Company, including, for example, the growth rate in non-performing assets since December 31, 2012, may not necessarily be directly comparable with periods prior to the merger or with credit-related ratios of other financial institutions.

Nonperforming assets increased from $124.0 million at December 31, 2012, to $125.9 million at March 31, 2013. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate increased from 0.96% at December 31, 2012 to 0.97% at March 31, 2013, and troubled debt restructurings decreased $2.0 million, from $67.8 million at December 31, 2012 to $65.8 million at March 31, 2013.

                Of the $278.1 million of impaired loans (nonaccrual, non-consumer loan relationships greater than $0.75 million plus accruing restructured loans),  $196.8 million, or 70.8%, had no related reserve (refer to “Note 4. Loans and Leases – Impaired Loans” to the financial statements appearing in Part I, Item 1, of this report.) The determination that no related reserve for collateral-dependent loans was required was based on the net realizable value of the underlying collateral.

At March 31, 2013, real estate – construction loans comprised only 6.0% of our total loan and lease portfolio, but accounted for 18.3% of nonaccrual loans and leases and 14.5% of our allowance for loan and lease losses. In addition, for the three-month periods  ended March 31, 2013 and 2012, this loan type accounted for 21.9%, and 22.9%, respectively, of total net charge-offs.  As a result, we consider real estate - construction loans to be higher-risk loans. Additional information about our real estate – construction loan portfolio is presented in Tables 10, 11, and 12. Categories within these tables are defined as follows:

•         Construction loans – loans used to fund vertical construction for residential and non-residential structures;

•         Land development loans – loans secured by land for which the approvals for site improvements have been obtained, the site improvements are in progress, or the site improvements have been completed; and

•         Raw land – loans secured by land for which there are neither approvals nor site improvements.

Table 10
Construction, Land Development, and Other Land Loans - Portfolio Status

	Balance at		Past Due	Past Due		Other		Net
	March 31,	% of Total	30-89	90 Days and	Non	Internally		Charge-
Category	2013	Construction	Days	Still Accruing	Accrual	Monitored	(1)	Offs	(2)	Reserve	(3)
	(Dollars is thousands)
1-4 Family:
Construction	$152,342	19.6%	0.5%	0.0%	3.5%	16.2%		1.6%		3.7%
Land development	190,118	24.3	0.1	0.1	0.3	20.3		0.3		3.3
Raw land	1,284	0.2	0.0	0.0	0.0	0.0		77.9		0.9
	343,744	44.1	0.3	0.0	1.7	18.4		2.1		3.5
All Other:
Construction:
Investor	190,383	24.4	0.0	0.0	3.8	9.0		3.0		2.9
Owner-occupied	49,776	6.4	0.0	0.0	1.2	0.0		0.0		3.6
Land development:
Investor	145,779	18.7	0.5	0.2	3.7	27.7		1.0		3.4
Owner-occupied	17,028	2.2	0.0	0.0	0.0	13.3		0.8		3.7
Raw land:
Investor	31,817	4.1	0.0	0.0	0.0	20.1		2.0		2.4
Owner-occupied	816	0.1	8.5	0.0	0.0	0.0		0.0		0.4
	435,599	55.9	0.2	0.1	3.0	15.2		1.8		3.1
Total	$779,343	100.0	0.2	0.1	2.4	16.6		2.0		3.3

(1)	Represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list, excluding non-accrual and past-due loans reflected in the prior three columns.
(2)	Represents the amount of net charge-offs in each category for the last nine months divided by the category loan balance at March 31, 2013 plus the net charge-offs.
(3)	Represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at March 31, 2013.

Table 11
Construction, Land Development, and Other Land Loans - Collateral Locations

	Balance at	Geographical Location by %
Category	March 31, 2013	Maryland	New Jersey	Pennsylvania	Other
	(Dollars in thousands)
1-4 Family:
Construction	$152,342	47.1%	2.6%	45.8%	4.6%
Land development	190,118	39.8	4.1	37.3	18.8
Raw land	1,284	0.0	21.9	78.1	0.0
	343,744	42.9	3.5	41.2	12.5
All Other:
Construction:
Investor	190,383	41.8	11.5	32.3	14.4
Owner-occupied	49,776	27.1	0.8	72.1	0.0
Land development:
Investor	145,779	24.1	6.1	51.7	18.1
Owner-occupied	17,028	58.4	0.0	41.6	0.0
Raw land:
Investor	31,817	14.1	6.5	76.4	3.0
Owner-occupied	816	51.9	0.0	48.1	0.0
	435,599	32.8	7.6	47.0	12.6
Total	$779,343	37.3	5.8	44.4	12.5

Table 12
Construction, Land Development, and Other Land Loans - Portfolio Characteristics

			Global Debt
		Balance at	Coverage Ratio	Average Loan to
	Category	March 31, 2013	Less than 1.1 Times (1)	Value (current)
		(Dollars in thousands)
	1-4 Family:
	Construction	$152,342	12.5%	78.7%
	Land development	190,118	16.7	69.2
	Raw land	1,284	0.0	60.2
		343,744	14.9	75.0
	All Other:
	Construction:
	Investor	190,383	19.2	86.1
	Owner-occupied	49,776	7.1	40.4
	Land development:
	Investor	145,779	24.4	77.1
	Owner-occupied	17,028	38.9	82.7
	Raw land:
	Investor	31,817	25.3	92.4
	Owner-occupied	816	0.0	85.7
		435,599	20.7	80.0
		$779,343	17.7	77.5

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

                We continue to aggressively review our portfolio, contact customers to evaluate their financial situation and where necessary, to work with them to find proactive solutions to help limit the number of loans that become delinquent or go into default. We believe that the remainder of 2013 will be challenging, with the volatility of key commodity prices continuing to impact the commercial and industrial, commercial real estate, and consumer credit segments. However, we also believe that we have the proper monitoring systems in place to recognize issues in an appropriate time frame and to minimize the effect on our earnings.

Goodwill

The Tower transaction created $257.4 million of additional goodwill.  For additional information about goodwill, refer to “Note 2. Acquisitions” and “Note 6. Goodwill” to the financial statements appearing in Part I, Item 1, of this report.

Deposits

                Total deposits increased 0.9%, or $111.4 million, from December 31, 2012 to March 31, 2013. Within this category, core deposits such as demand, interest-bearing demand, and savings increased 1.1%.

                Time deposits less than $0.1 million decreased 2.5%, or $57.0 million, from December 31, 2012 to March 31, 2013. This decrease, in part, reflects the results of our continuing plan to improve our mix of deposits by allowing high-cost, single-service certificates of deposit to run off.  However, we also want to maintain market share at appropriate levels, and we will monitor and manage this portfolio to avoid excessive runoff.  Time deposits greater than $0.1 million increased 4.9%, or $72.2 million, from December 31, 2012 to March 31, 2013.  For additional information about deposits, refer to “Note 7. Deposits” to the financial statements appearing in Part I, Item I, of this report.

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

                In June of 2012, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation published three Notices of Proposed Rulemaking (“NPR”) to implement aspects of Basel III, as well as to implement aspects of the Dodd-Frank Wall Street Reform Act and the Consumer Protection Act.  If the three NPRs become finalized substantially in their current form as expected, there will be changes to the calculation of risk weighted assets as well as limitations on what is permissible to include as Tier I Capital.  We expect the final rules to be promulgated before January 1, 2014, and we expect them to have implementation periods at various points over the next several years.  In addition to preparing for the impact of these rules, we are continuing to monitor the rulemaking process for any modifications or clarifications that may be made prior to finalization. In anticipation of the final rules we have redeemed some of our trust preferred and capital securities that would be affected by the rules, and we continue to investigate our options for redeeming others in the future.

	Our capital ratios computed under the existing regulatory guidance are as follows:

Table 13
Susquehanna Capital Ratios

			Well-capitalized
		At March 31, 2013	Threshold
	Tangible Common Ratio (1)	8.22%	N/A
	Tier 1 Common Ratio	10.20%	N/A
	Leverage Ratio	9.23%	5.0%
	Tier 1 Capital Ratio	11.34%	6.0%
	Total Risk-based Capital Ratio	12.88%	10.0%

(1)	Includes deferred tax liability of $47.0 million associated with intangibles.

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

                There has not been any material changes in the market risks to Susquehanna as reported in Form 10-K for the fiscal year ended December 31, 2012.

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

Liquidity Risk

The maintenance of adequate liquidity -- the ability to meet the cash requirements of our customers and other financial commitments -- is a fundamental aspect of our asset/liability management strategy. Our policy of diversifying our funding sources -- purchased funds, repurchase agreements, and deposit accounts -- allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time. At March 31, 2013, our bank subsidiary had approximately $3.6 billion available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh, of which $1.1 billion was outstanding at March 31, 2013. Furthermore, at March 31, 2013, we had unused federal funds lines of $1.0 billion.

                In addition, we have pledged certain auto leases, certain auto loans, certain commercial finance leases, and certain investment securities to obtain collateralized borrowing availability at the Federal Reserve’s Discount Window. At March 31, 2013, we had unused collateralized availability of $1.3 billion.

                Liquidity, however, is not entirely dependent on increasing our liability balances. Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $38.7 million at March 31, 2013 and represented additional sources of liquidity.

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

Our policy, as approved by our Board of Directors, is designed so that we experience no more than a 15% decline in net interest income and no more than a 30% decline in the economic value of equity for a 300 basis point shock (immediate change) in interest rates. The assumptions used for the interest rate shock analysis are reviewed and updated at least quarterly. Based upon the most recent interest rate shock analysis, we were within the Board’s approved guidelines at an up 300 basis point shock. At March 31, 2013, our asset/liability position was asset sensitive.

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

        For additional information about our derivative financial instruments, refer to “Note 13. Derivative

Financial Instruments” and “Note 14. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

Vehicle Leasing Residual Value  Risk

              In an effort to manage the vehicle residual value risk arising from the auto leasing business of Hann and our bank subsidiary, Hann and the bank have entered into arrangements with Auto Lenders pursuant to which Hann or the bank, as applicable, effectively transferred to Auto Lenders all residual value risk of its respective auto lease portfolio, and all residual value risk on any new leases originated over the term of the applicable agreement. Auto Lenders, which was formed in 1990, is a used-vehicle remarketer with five retail locations in New Jersey and has access to various wholesale facilities throughout the country. Under these arrangements, Auto Lenders agrees to purchase the beneficial interest in all vehicles returned by the obligors at the scheduled expiration of the related leases for a purchase price equal to the stated residual value of such vehicles. Stated residual values of new leases are set in accordance with the standards approved in advance by Auto Lenders. Under a servicing agreement with Auto Lenders, Hann also agrees to make monthly guaranty payments to Auto Lenders based upon a negotiated schedule covering a five-year period.  At the end of each year, the servicing agreement may be renewed by the mutual agreement of the parties for an additional one-year term, beyond the current five-year term, subject to renegotiation of the payments for the additional year.  During the renewal process, we determine the best remarketing and/or residual guarantee alternatives for Hann and our bank subsidiary.

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

PART II--OTHER INFORMATION

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

                To avoid the costs, risks and uncertainties inherent in litigation and without admitting any of the allegations in the complaint, Susquehanna in good faith participated in mediation with plaintiffs’ counsel and as a result of negotiations following from the mediation, on December 20, 2012, Susquehanna and counsel for plaintiffs entered into a Summary Agreement agreeing to settle the suit for $3,650,000, subject to preliminary and final approval of the settlement and dismissal of the action with prejudice by the Court.

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

Item 1A. Risk Factors.

                There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

                None.

Item 4. Mine Safety Disclosures

                Not applicable.

Item 5. Other Information.

                None.

Item 6. Exhibits.†

The Exhibits filed as part of this report are as follows:

3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Quarterly Report on Form 10-Q, filed August 8, 2011.

3.2	Amended and Restated By-Laws, dated February 24, 2011, incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.

10.1	Susquehanna Bancshares, Inc. Short-Term Incentive Plan (effective as of January 1, 2013).*

10.2	Employment Agreement, effective as of June 6, 2012, between Susquehanna and Michael W. Harrington.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications are filed herewith as Exhibit 32.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

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

                                                                                            SUSQUEHANNA BANCSHARES, INC.

May 7, 2013                                                                     /s/ William J. Reuter                                                                                                                                                                                                                      William J. Reuter

                                                                                            Chairman and Chief Executive Officer

May 7, 2013                                                                     /s/ Drew K. Hostetter

                                                                                          Drew K. Hostetter

                                                                                    Executive Vice President and Chief

                                                                                            Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Quarterly Report on Form 10-Q, filed August 8, 2011.

3.2	Amended and Restated By-Laws, dated February 24, 2011, incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.

10.1	Susquehanna Bancshares, Inc. Short-Term Incentive Plan (effective as of January 1, 2013).*

10.2	Employment Agreement, effective as of June 6, 2012, between Susquehanna and Michael W. Harrington.*

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications are filed herewith as Exhibit 32.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

†

Upon request by the SEC, the registrant agrees to furnish to the SEC a copy of any instrument with respect to unregistered long-term debt of the registrant in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K promulgated under the Exchange Act.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.