Form 10-Q/A
period 2013-03-31
SUSQUEHANNA BANCSHARES INC
filed 2013-05-15
CIK 700863

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

Yes  ☐    No  ☒

As of April 30, 2013, there were 186,462,380 shares of the registrant’s common stock outstanding, par value $2.00 per share.

Explanatory Note

                On May 7, 2013, Susquehanna Bancshares, Inc. (“Susquehanna”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.  Due to a filing error, certain line items were omitted from the Consolidated Statements of Income data contained in the XBRL Interactive Data exhibit to the Form 10-Q, although all such line items were included in the Consolidated Statements of Income contained in the body of the Form 10-Q.  The sole purpose of this amendment is to file a corrected version of the XBRL Interactive Data contained in Exhibit 101.

PART II - OTHER INFORMATION

Item 6. Exhibits.†

The Exhibits filed as part of this report are as follows:

3.1**	Amended and Restated Articles of Incorporation, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Quarterly Report on Form 10-Q, filed August 8, 2011.

3.2**	Amended and Restated By-Laws, dated February 24, 2011, incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.

4.1**

Indenture, dated as of August 13, 2012, between Susquehanna Bancshares, Inc. and The New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 in Susquehanna's Current Report on Form 8-K, filed August 8, 2012.

4.2**

First Supplemental Indenture, dated as of August 13, 2012, between Susquehanna Bancshares, Inc. and The New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to Susquehanna's Current Report on Form 8-K, filed August 8, 2012.

4.3**	Form of Note (included in Exhibit 4.2 above), incorporated by reference to Exhibit 4.2 to Susquehanna's Current Report on Form 8-K, filed August 8, 2012.

10.1**

Supplemental Executive Retirement Plan (Amended and Restated, effective as of January 1, 2012), incorporated by reference to Exhibit 10.1 to Susquehanna's Current Report on Form 8-K, filed August 23, 2012.*

31.1**	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32**	Section 1350 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

†

Upon request by the SEC, the registrant agrees to furnish to the SEC a copy of any instrument with respect to unregistered long-term debt of the registrant in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K promulgated under the Exchange Act.

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.
**	Previously filed.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                            SUSQUEHANNA BANCSHARES, INC.

May 15, 2013                                                                  /s/ William J. Reuter                                                                                                                                                                                                                       William J. Reuter

                                                                                            Chairman and Chief Executive Officer

May 15, 2013                                                                  /s/ Drew K. Hostetter

                                                                                          Drew K. Hostetter

                                                                                    Executive Vice President and Chief

                                                                                            Financial Officer

Exhibit Index

3.1**	Amended and Restated Articles of Incorporation, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Quarterly Report on Form 10-Q, filed August 8, 2011.

3.2**	Amended and Restated By-Laws, dated February 24, 2011, incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.

4.1**

Indenture, dated as of August 13, 2012, between Susquehanna Bancshares, Inc. and The New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 in Susquehanna's Current Report on Form 8-K, filed August 8, 2012.

4.2**

First Supplemental Indenture, dated as of August 13, 2012, between Susquehanna Bancshares, Inc. and The New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to Susquehanna's Current Report on Form 8-K, filed August 8, 2012.

4.3**	Form of Note (included in Exhibit 4.2 above), incorporated by reference to Exhibit 4.2 to Susquehanna's Current Report on Form 8-K, filed August 8, 2012.

10.1**

Supplemental Executive Retirement Plan (Amended and Restated, effective as of January 1, 2012), incorporated by reference to Exhibit 10.1 to Susquehanna's Current Report on Form 8-K, filed August 23, 2012.

31.1**	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.

32**	Section 1350 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

**	Previously filed.