Form 10-Q
period 2013-06-30
SUSQUEHANNA BANCSHARES INC
filed 2013-08-02
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

or

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

Yes  ☐    No  ☒

As of July 26, 2013, there were 187,175,616 shares of the registrant’s common stock outstanding, par value $2.00 per share.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
	2013	2012
	(in thousands, except share data)
Assets
Cash and due from banks	$367,902	$277,042
Unrestricted short-term investments	30,759	39,550
Cash and cash equivalents	398,661	316,592
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle
obligations of the consolidated variable interest entities	5,356	4,423
Restricted short-term investments	45,341	75,203
Securities available for sale	2,343,429	2,577,901
Restricted investment in bank stocks	150,749	152,434
Loans and leases, net of deferred costs and fees	13,005,013	12,728,082
Loans held by consolidated variable interest entities that can be used only to settle obligations of the
consolidated variable interest entities	152,749	166,659
Less: Allowance for loan and lease losses	178,594	184,020
Net loans and leases	12,979,168	12,710,721
Premises and equipment, net	187,826	188,983
Other real estate and foreclosed assets	19,319	31,017
Accrued interest receivable	42,665	40,304
Bank-owned life insurance	451,278	450,270
Goodwill	1,275,439	1,270,359
Intangible assets with finite lives	35,737	41,332
Deferred income tax assets	7,999	4,685
Other assets	140,072	173,443
Total Assets	$18,083,039	$18,037,667
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$1,931,874	$1,973,664
Interest-bearing	10,832,358	10,606,382
Total deposits	12,764,232	12,580,046
Federal Home Loan Bank short-term borrowings	1,070,000	1,098,000
Other short-term borrowings	706,065	817,577
Federal Home Loan Bank long-term borrowings	91,995	101,062
Other long-term debt	250,231	251,021
Junior subordinated debentures	154,964	154,927
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to
Susquehanna’s general credit	83,807	107,453
Accrued interest, taxes, and expenses payable	78,211	81,808
Deferred income tax liabilities	31,694	14,475
Other liabilities	206,900	235,389
Total Liabilities	15,438,099	15,441,758
Shareholders’ equity:
Common stock, $2.00 par value, 400,000,000 shares authorized; Issued: 187,283,197 at
June 30, 2013, and 186,811,642 at December 31, 2012	374,566	373,623
Treasury stock, at cost, 259,699 at June 30, 2013, and 257,556 at December 31, 2012	(1,875)	(1,850)
Additional paid-in capital	1,649,636	1,645,958
Retained earnings	688,535	615,436
Accumulated other comprehensive loss, net of taxes of $36,698 and $20,672, respectively	(65,922)	(37,258)
Total Shareholders’ Equity	2,644,940	2,595,909
Total Liabilities and Shareholders’ Equity	$18,083,039	$18,037,667

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$159,986	$166,149	$320,330	$314,504
Securities:
Taxable	9,683	12,956	19,943	25,748
Tax-exempt	3,561	3,621	7,155	7,383
Dividends	1,146	1,098	2,312	2,095
Short-term investments	35	35	71	65
Total interest income	174,411	183,859	349,811	349,795
Interest Expense:
Deposits:
Interest-bearing demand and savings	4,513	5,623	9,414	11,670
Time	11,654	11,407	22,886	23,433
Federal Home Loan Bank short-term borrowings	3,452	3,157	6,823	6,057
Other short-term borrowings	2,153	2,179	4,306	4,301
Federal Home Loan Bank long-term borrowings	303	302	604	360
Other long-term debt	4,239	8,521	8,475	17,182
Total interest expense	26,314	31,189	52,508	63,003
Net interest income	148,097	152,670	297,303	286,792
Provision for loan and lease losses	12,000	16,000	24,000	35,000
Net interest income, after provision for loan and lease losses	136,097	136,670	273,303	251,792
Noninterest Income:
Service charges on deposit accounts	9,347	8,583	18,019	16,257
Vehicle origination and servicing fees	2,407	2,226	5,761	4,150
Wealth management commissions and fees	13,289	12,297	25,679	23,900
Commissions on property and casualty insurance sales	4,360	3,930	8,902	8,987
Other commissions and fees	6,686	4,800	11,923	9,443
Income from bank-owned life insurance	1,520	1,631	3,028	3,103
Mortgage banking revenue	3,998	4,343	8,108	7,856
Net realized (loss) gain on sales of securities	(71)	1,361	(53)	1,602
Other	7,540	640	10,353	4,028
Total noninterest income	49,076	39,811	91,720	79,326
Noninterest Expenses:
Salaries and employee benefits	66,888	64,524	129,922	122,482
Occupancy	11,154	11,725	22,369	22,536
Furniture and equipment	3,747	4,309	7,325	7,926
Professional and technology services	5,831	5,127	11,560	10,478
Advertising and marketing	2,369	3,287	5,572	6,341
FDIC insurance	4,541	4,769	8,339	9,947
Legal fees	1,810	1,907	3,680	3,960
Amortization of intangible assets	3,053	3,402	6,321	5,916
Vehicle lease disposal	1,313	1,745	2,603	3,580
Merger related	0	3,318	0	14,797
Other	19,032	17,362	39,776	33,867
Total noninterest expenses	119,738	121,475	237,467	241,830
Income before income taxes	65,435	55,006	127,556	89,288
Provision for income taxes	19,787	17,213	39,509	28,022
Net Income	$45,648	$37,793	$88,047	$61,266
Earnings per common share:
Basic	$0.24	$0.20	$0.47	$0.34
Diluted	$0.24	$0.20	$0.47	$0.34
Cash dividends per common share	$0.08	$0.05	$0.08	$0.08
Average common shares outstanding:
Basic	186,812	187,616	186,710	179,471
Diluted	187,723	188,301	187,612	180,156
The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net Income	$45,648	$37,793	$88,047	$61,266

Other comprehensive income:

Change in unrealized gain (loss) on securities available for sale	(53,120)	5,247	(59,291)	6,793
Tax effect and reclassification adjustment	19,177	(1,866)	21,357	(2,490)
	(33,943)	3,381	(37,934)	4,303

Non-credit related unrealized loss on other-than-temporarily
impaired debt securities	433	4,676	141	1,741
Tax effect	(159)	(1,714)	(52)	(638)
	274	2,962	89	1,103

Change in unrealized gain (loss) on cash flow hedges	10,081	(6,579)	14,486	(3,775)
Tax effect	(3,679)	2,401	(5,287)	1,295
	6,402	(4,178)	9,199	(2,480)

Adjustment to postretirement benefit obligations	0	0	(27)	0
Tax effect	0	0	9	0
	0	0	(18)	0

Total other comprehensive income (loss)	(27,267)	2,165	(28,664)	2,926
Total comprehensive income	$18,381	$39,958	$59,383	$64,192

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
	2013	2012
	(in thousands)
Cash Flows from Operating Activities:
Net income	$88,047	$61,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	30,051	24,607
Provision for loan and lease losses	24,000	35,000
Realized (loss) gain on available-for-sale securities, net	53	(1,602)
Deferred income tax expense	30,552	3,253
Gain on sale of loans and leases	(9,256)	(8,146)
Gain on sale of foreclosed assets	(470)	(640)
Loss on sale of fixed assets	285	0
Mortgage loans originated for sale	(272,513)	(238,313)
Proceeds from sale of mortgage loans originated for sale	287,009	258,425
Payments received on loans and leases transferred from held for sale to held for investment, net of
(advances) on home equity lines of credit	21,753	(23,063)
Increase in cash surrender value of bank-owned life insurance	(2,843)	(2,724)
Increase in accrued interest receivable	(2,361)	(3,558)
Increase in accrued interest payable	1,627	1,230
Decrease in accrued expenses and taxes payable	(5,224)	(5,515)
Other, net	9,774	17,758
Net cash provided by operating activities	200,484	117,978
Cash Flows from Investing Activities:
Net decrease in restricted short-term investments	28,929	1,961
Activity in available-for-sale securities:
Sales	33,763	152,624
Maturities, repayments, and calls	354,445	357,675
Purchases	(224,074)	(635,747)
Net decrease (increase) in restricted investment in bank stock	1,685	(6,283)
Net increase in loans and leases	(322,779)	(197,141)
Purchase of bank-owned life insurance	(4,843)	(4,087)
Proceeds from bank-owned life insurance	6,678	4,586
Proceeds from sale of foreclosed assets	12,661	22,211
Acquisitions	0	(2,487)
Additions to premises and equipment, net	(6,761)	(4,890)
Net cash used in investing activities	(120,296)	(311,578)
Cash Flows from Financing Activities:
Net increase in deposits	184,186	325,680
Net (decrease) increase in other short-term borrowings	(111,512)	25,141
Net decrease in short-term FHLB borrowings	(28,000)	0
Repayment of long-term FHLB borrowings	(8,005)	(8,851)
Repayment of long-term debt	(24,436)	(25,792)
Proceeds from issuance of common stock	4,621	2,922
Purchase of treasury stock	(25)	(19)
Cash dividends paid	(14,948)	(14,105)
Net cash provided by financing activities	1,881	304,976
Net change in cash and cash equivalents	82,069	111,376
Cash and cash equivalents at January 1	316,592	332,145
Cash and cash equivalents at June 30	$398,661	$443,521
Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$50,880	$60,263
Income tax (refunds) payments	(21,006)	8,046
Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	$6,987	$24,792
Securities purchased not settled	0	174,552
The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements Of Changes In Shareholders’ Equity (Unaudited)
(In thousands, except share data)

						Accumulated
	Shares of			Additional		Other
	Common	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2012	157,067,887	$314,136	$(1,263)	$1,397,152	$525,657	$(46,054)	$2,189,628
Total comprehensive income					61,266	2,926	64,192
Issuance of common stock in Tower Bancorp, Inc. acquisition	30,760,933	61,522		240,590			302,112
Retirement of common stock related to acquired employee benefit plans	(1,861,580)	(3,723)		3,723			0
Issuance of common stock and share-based awards under employee
benefit plans	456,584	913		2,009			2,922
Treasury stock purchased			(19)				(19)
Cash dividends paid on common stock ($0.08 per share)					(14,105)		(14,105)
Balance at June 30, 2012	186,423,824	$372,848	$(1,282)	$1,643,474	$572,818	$(43,128)	$2,544,730

Balance at January 1, 2013	186,811,642	$373,623	$(1,850)	$1,645,958	$615,436	$(37,258)	$2,595,909
Total comprehensive income					88,047	(28,664)	59,383
Issuance of common stock and share-based awards under employee
benefit plans	471,555	943		3,678			4,621
Treasury stock purchased			(25)				(25)
Cash dividends paid on common stock ($0.08 per share)					(14,948)		(14,948)
Balance at June 30, 2013	187,283,197	$374,566	$(1,875)	$1,649,636	$688,535	$(65,922)	$2,644,940

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 1. Summary of Significant Accounting Policies

                The information contained in this report is unaudited.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information.  Certain prior-year amounts have been reclassified to conform to current period classifications and those reclassifications are not material to previously issued financial statements.  In the opinion of management, the information reflects all normal recurring adjustments necessary for a fair statement of results for the three and six months ended June 30, 2013 and 2012. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three-month and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Recently Adopted Accounting Guidance

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities. In January 2013, FASB issued ASU 2013-01, Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. These ASUs require an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments, and derivative instruments accounted for in accordance with Topic 815, Derivatives and Hedging, issued in December 2011. The objective of these ASUs are to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards. The new disclosures will give financial statement users information about both gross and net exposures. These ASUs were effective for interim and annual reporting periods after January 1, 2013 and were applied on a retrospective basis.  The adoption of this guidance, in the first quarter of 2013, did not have a material impact on the financial condition, or results of operations, however did result in additional disclosures.  For more information about these disclosures, refer to Note 14. Balance Sheet Offsetting.

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

In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This ASU requires entities to disclose information regarding reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements.  ASU 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012.  The adoption of this guidance, in the first quarter of 2013, did not have a material impact on results of operations or financial condition, however did result in additional disclosures.  For more information about these disclosures, refer to Note 9.  Accumulated Other Comprehensive Income.

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

There were no merger-related expenses incurred during the three and six month periods ending June 30, 2013.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Abington	Tower	Total	Abington	Tower	Total
Salaries and employee benefits	$0	$1,705	$1,705	$0	$3,055	$3,055
Consulting	0	194	194	66	4,143	4,209
Legal	142	586	728	179	1,319	1,498
Branch writeoffs	0	0	0	0	1,371	1,371
Net occupancy and equipment	0	31	31	0	2,840	2,840
All other	635	25	660	635	1,189	1,824
	$777	$2,541	$3,318	$880	$13,917	$14,797

Pro Forma Condensed Combined Financial Information

If the Tower acquisition had been completed on January 1, 2012, total revenue, net of interest expense, would have been approximately $381.0 million for the six months ended June 30, 2012, and net income from continuing operations would have been approximately $61.4 million for the same period.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 3. Investment Securities

The amortized cost and fair values of investment securities at June 30, 2013 and December 31, 2012 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At June 30, 2013	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Government agencies	$60,189	$412	$535	$60,066
Obligations of states and political subdivisions	396,320	15,338	4,158	407,500
Agency residential mortgage-backed securities	1,738,829	15,559	13,856	1,740,532
Non-agency residential mortgage-backed securities	25,929	1	747	25,183
Commercial mortgage-backed securities	31,895	890	0	32,785
Other structured financial products	25,049	0	14,543	10,506
Other debt securities	43,115	558	470	43,203
	2,321,326	32,758	34,309	2,319,775
Other equity securities	24,175	384	905	23,654
Total available-for-sale securities	$2,345,501	$33,142	$35,214	$2,343,429

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At December 31, 2012	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Government agencies	$113,367	$1,041	$0	$114,408
Obligations of states and political subdivisions	403,487	32,585	295	435,777
Agency residential mortgage-backed securities	1,843,511	37,104	53	1,880,562
Non-agency residential mortgage-backed securities	29,428	2	1,980	27,450
Commercial mortgage-backed securities	38,847	1,533	0	40,380
Other structured financial products	25,011	0	15,461	9,550
Other debt securities	43,076	2,643	464	45,255
	2,496,727	74,908	18,253	2,553,382
Other equity securities	24,097	1,179	757	24,519
Total available-for-sale securities	$2,520,824	$76,087	$19,010	$2,577,901

At June 30, 2013 and December 31, 2012, investment securities with carrying values of $1,559,473 and $1,775,345, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, agency and non-agency residential mortgage-backed securities, commercial mortgage-backed securities, other structured financial products, other debt securities, and residential and commercial mortgage-backed securities, at June 30, 2013 and December 31, 2012, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	June 30, 2013		December 31, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
Within one year	$9,546	$9,719	$8,690	$8,781
After one year but within five years	85,458	86,471	141,362	143,714
After five years but within ten years	835,879	833,557	935,796	952,680
After ten years	1,390,443	1,390,028	1,410,879	1,448,207
Total	$2,321,326	$2,319,775	$2,496,727	$2,553,382

Gross realized gains and gross realized losses on investment securities transactions are summarized below. These gains and losses were recognized using the specific identification method and were included in noninterest income.

	Available-for-sale Securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross gains	$26	$4,348	$433	$4,740
Gross losses	0	(2,987)	(1)	(2,994)
Other-than-temporary impairment	(97)	0	(485)	(144)
Net gains	$(71)	$1,361	$(53)	$1,602

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012.

June 30, 2013	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	42,890	535	0	0	42,890	535
Obligations of states and political subdivisions	74,856	3,959	7,051	199	81,907	4,158
Agency residential mortgage-backed securities	928,206	13,856	0	0	928,206	13,856
Non-agency residential mortgage-backed securities	11,501	137	13,641	610	25,142	747
Other structured financial products	0	0	10,506	14,543	10,506	14,543
Other debt securities	6,679	68	6,606	402	13,285	470
Other equity securities	0	0	1,610	905	1,610	905
	$1,064,132	$18,555	$39,414	$16,659	$1,103,546	$35,214

December 31, 2012	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	0	0	0	0	0	0
Obligations of states and political subdivisions	31,791	295	0	0	31,791	295
Agency residential mortgage-backed securities	11,291	53	0	0	11,291	53
Non-agency residential mortgage-backed securities	12,117	450	14,683	1,530	26,800	1,980
Other structured financial products	0	0	9,551	15,461	9,551	15,461
Other debt securities	0	0	6,518	464	6,518	464
Other equity securities	1,751	585	796	172	2,547	757
	$56,950	$1,383	$31,548	$17,627	$88,498	$19,010

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Non-agency residential mortgage-backed securities. At June 30, 2013, Susquehanna held five securities that had unrealized losses. Four of those securities were rated below investment grade. None of Susquehanna’s non-agency residential mortgage-backed securities were backed by loans identified by the issuer as subprime or Alt-A collateral. Management has analyzed the collateral underlying these securities with respect to defaults, loan to collateral value ratios, current levels of subordination, and geographic concentrations and concluded that none of these securities are other-than-temporarily impaired.

Susquehanna recorded other-than-temporary impairment losses as presented in the following table:

Credit Losses on Non-agency Residential Mortgage-backed and Other Equity Securities for which a Portion of an
Other-than-temporary Impairment was Recognized in Other Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance - beginning of period	$1,634	$4,746	$1,280	$4,602
Additions:
Amount related to credit losses for which an other-than-
temporary impairment was not previously recognized	0	0	325	0
Additional amount related to credit losses for which an other-than-
temporary impairment was previously recognized	97	0	160	144
Deductions:
Realized losses	96	0	130	0
Sale of securities for which other-than-temporary impairment was
previously recognized	0	3,180	0	3,180
Balance - end of period	$1,635	$1,566	$1,635	$1,566

Susquehanna estimated the portion of loss attributable to credit using a discounted cash flow model. Susquehanna, in conjunction with a third-party financial advisory firm, assisted with the development of key assumptions including the expected cash flows of the underlying collateral of the non-agency residential mortgage-backed securities using internal credit risk, interest rate risk, and prepayment risk models that incorporated management’s best estimate of current key assumptions, such as default rates, loss severity, and prepayment rates.  Assumptions used can vary widely from loan to loan and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics, and collateral type. The distribution of underlying cash flows is determined in accordance with the security’s terms. Expected principal and interest cash flows on an other-than-temporarily impaired debt security are discounted using the effective yield of that debt security.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

         Based on the expected cash flows derived from the model, Susquehanna expects to recover the unrealized loss in accumulated other comprehensive income ($471 and $1,182 at June 30, 2013 and 2012, respectively). Significant assumptions used in the valuation of these other-than-temporarily impaired securities were as follows:

		Weighted-average (%)
		June 30,
		2013	2012
	Conditional repayment rate (1)	10.4%	6.7%
	Loss severity (2)	42.0%	52.6%
	Conditional default rate (3)	3.6%	10.5%

(1)	Conditional repayment rate represents a rate equal to the proportion of principal balance paid off voluntarily over a certain period of time on an annualized basis.

(2)	Loss severity rates are projected by considering collateral characteristics such as current loan-to-value, original creditworthiness of borrowers (FICO score) and geographic concentration.

(3)

Conditional default rate is an annualized rate of default on a group of mortgages, and represents the percentage of outstanding principal balances in the pool that are in default, which typically equates to the borrower being past due 60 days, 90 days, or possibly already in the foreclosure process.

Management provides input and monitors the third party valuation process of the non-agency residential mortgage-backed securities. A detailed review of the key assumptions and inputs is performed by Susquehanna’s Investment Officers and the results are reviewed by the Corporate Investment Committee (“CIC”) before being accepted and recorded. Key assumptions reviewed by the company include prepayment assumptions, default rates, loss severity, bond waterfall payments, and the discount rate as well as the actual performance of the underlying collateral. Additionally, available market indications of similar securities are provided by Susquehanna to the third party and are given a significant weighting by the third party.

Other structured financial products. Susquehanna’s structured financial product investments are comprised of four pooled trust preferred securities which have an aggregate unrealized loss of $14,543 and $16,462 at June 30, 2013 and 2012, respectively. All of these securities are below investment grade but are of a more senior tranche of the specific issue. Susquehanna has contracted with a third-party financial advisory firm (“third party firm”) to assist in its other-than-temporary impairment analysis of its structured financial product investments. Susquehanna’s Investment Officers have assisted with the development of, and performed a detailed review of the key assumptions. The review of the inputs for the valuation of the pooled trust preferred securities is performed by the CIC. Key aspects reviewed by CIC include the detail on non-performing financial institutions within the pools of trust preferred securities, the probability of default of the underlying institutions within the pools, the discount rate, trades of similar securities and indexes, and the weighting given to market indications. Susquehanna management believes that the valuation analysis and methodology reasonably supports the value and projected performance of the specific trust preferred securities. Management believes this valuation methodology presents an appropriate approach in the determination of other-than-temporary impairment charges in accordance with GAAP.

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

As of June 30, 2013	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Class	B	B	B	A2L
Class face value	$35,000	$59,248	$89,071	$45,500
Book value	$3,000	$7,183	$8,115	$6,750
Fair value	1,272	3,231	3,798	2,204
Unrealized loss	(1,728)	(3,952)	(4,317)	(4,546)
Present value of expected cash flows
for class noted above and all
subordinated classes (1)	$162,483	$190,163	$305,257	$150,521
Lowest credit rating assigned	D	Ca	Ca	Ca
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	358,342	279,934	470,731	281,488
Actual defaults	30,000	51,580	44,000	77,212
Actual deferrals	80,900	125,810	96,150	93,080
Projected future defaults	54,168	45,809	49,876	39,479
Actual defaults as a % of original
collateral	4.8%	10.3%	6.3%	15.8%
Actual deferrals as a % of original
collateral (2)	13.0%	25.1%	13.7%	19.1%
Actual defaults and deferrals as a % of
original collateral	17.8%	35.4%	20.0%	34.9%
Projected future defaults as a % of
original collateral (3)	8.7%	9.1%	7.1%	8.1%
Actual institutions deferring and
defaulted as a % of total institutions	20.0%	38.2%	26.2%	40.9%
Projected future defaults as a % of
performing collateral plus
deferrals	12.3%	11.3%	8.8%	10.5%

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	As of June 30, 2012	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
	Class	B	B	B	A2L
	Class face value	$35,000	$58,557	$88,203	$45,500
	Book value	$3,000	$7,119	$8,055	$6,750
	Fair value	946	2,589	2,880	2,047
	Unrealized loss	(2,054)	(4,530)	(5,175)	(4,703)
	Present value of expected cash flows
	for class noted above and all
	subordinated classes (1)	$143,300	$168,000	$261,812	$142,223
	Lowest credit rating assigned	Ca	Ca	Ca	Ca
	Original collateral	$623,984	$501,470	$700,535	$487,680
	Performing collateral	352,028	293,200	470,731	304,600
	Actual defaults	10,000	51,580	44,000	74,500
	Actual deferrals	107,400	127,690	135,150	83,080
	Projected future defaults	75,111	61,395	68,172	46,599
	Actual defaults as a % of original
	collateral	1.6%	10.3%	6.3%	15.3%
	Actual deferrals as a % of original
	collateral (2)	17.2%	25.5%	19.3%	17.0%
	Actual defaults and deferrals as a % of
	original collateral	18.8%	35.8%	25.6%	32.3%
	Projected future defaults as a % of
	original collateral (3)	12.0%	12.2%	9.7%	9.6%
	Actual institutions deferring and
	defaulted as a % of total institutions	19.7%	39.3%	30.4%	38.2%
	Projected future defaults as a % of
	performing collateral plus
	deferrals	16.3%	14.6%	11.3%	12.0%

(1)

Susquehanna determines whether it expects to recover the entire amortized cost basis by comparing the present value of the expected cash flows to be collected with the amortized cost basis. As of June 30, 2013 and 2012, the present value of the current estimated cash flows is equal to or greater than the book value of the trust preferred securities held. Consequently, there is no credit-related other-than-temporary impairment required to be recognized.

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

Loans and Leases, Net of Deferred Costs and Fees
	June 30,	December 31,
	2013	2012
Commercial, financial, and agricultural	$2,289,159	$2,273,611
Real estate - construction	769,722	847,781
Real estate secured - residential	4,098,938	4,065,818
Real estate secured - commercial	4,029,454	3,964,608
Consumer	908,328	842,552
Leases	1,062,161	900,371
Total loans and leases	$13,157,762	$12,894,741

Originated loans and leases	$11,300,821	$10,765,458
Purchased loans and leases	1,856,941	2,129,283
Total loans and leases	$13,157,762	$12,894,741

Nonaccrual loans and leases	$105,110	$97,767
Loans and leases contractually past due 90 days
and still accruing	7,203	8,209
Troubled debt restructurings	63,822	67,775
Deferred origination costs, net of fees	18,756	17,763
All overdrawn deposit accounts, reclassified
as loans and evaluated for collectability	2,068	15,422

A summary of our net investment in direct lease financing is presented below.

Net Investment in Direct Financing Leases
	June 30,	December 31,
	2013	2012
Minimum lease payments receivable	$623,276	$568,110
Estimated residual value of leases	516,774	409,753
Unearned income under lease contracts	(77,889)	(77,492)
Total leases	$1,062,161	$900,371

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

Susquehanna reviews the loan gradings on an annual basis or more frequently at any time management becomes aware of the potential for not collecting all contractual cash flows. Significant credits with ratings of special mention or substandard, and associated with a relationship greater than $1.0 million, are reviewed quarterly by the Loan Review committee.

Susquehanna monitors the credit quality of its retail loan portfolio based primarily on delinquency status, which is the primary factor considered in determining whether a retail loan should be classified as nonaccrual.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables present Susquehanna's credit quality indicators by internally assigned grading and by payment activity at June 30, 2013 and December 31, 2012.

Credit Quality Indicators, at June 30, 2013

Commercial Credit Exposure
Credit-risk Profile by Internally Assigned Grade

			Real Estate -	Total
		Real Estate -	Secured -	Commercial
	Commercial	Construction (1)	Commercial (2)	Credit Exposure
Originated loans and leases
Grade:
Pass (3)	$2,017,786	$438,951	$3,462,770	$5,919,507
Special mention (4)	87,745	67,495	191,664	346,904
Substandard (5)	47,720	41,990	211,745	301,455
Total	$2,153,251	$548,436	$3,866,179	$6,567,866
Purchased loans and leases
Grade:
Pass (3)	$115,999	$55,799	$818,763	$990,561
Special mention (4)	5,936	13,904	79,364	99,204
Substandard (5)	13,973	38,325	143,624	195,922
Total	$135,908	$108,028	$1,041,751	$1,285,687
Total loans and leases
Grade:
Pass (3)	$2,133,785	$494,750	$4,281,533	$6,910,068
Special mention (4)	93,681	81,399	271,028	446,108
Substandard (5)	61,693	80,315	355,369	497,377
Total	$2,289,159	$656,464	$4,907,930	$7,853,553

Other Credit Exposure
Credit-risk Profile based on Payment Activity

	Real Estate -
	Secured -			Total Other
	Residential	Consumer	Leases	Credit Exposure
Originated loans and leases
Performing	$2,747,045	$899,258	$1,060,953	$4,707,256
Nonperforming (6)	23,888	603	1,208	25,699
Total	$2,770,933	$899,861	$1,062,161	$4,732,955

Purchased loans and leases
Performing	$551,803	$8,445	$0	$560,248
Nonperforming (6)	10,984	22	0	11,006
Total	$562,787	$8,467	$0	$571,254

Total loans and leases
Performing	$3,298,848	$907,703	$1,060,953	$5,267,504
Nonperforming (6)	34,872	625	1,208	36,705
Total	$3,333,720	$908,328	$1,062,161	$5,304,209

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables detail the age analysis of Susquehanna's past due financing receivables as of June 30, 2013 and December 31, 2012.

Age Analysis of Past Due Financing Receivables, as of June 30, 2013

Financing Receivables that are Accruing

						Total
	30-59 Days	60-89 Days	90 Days	Total		Financing
	Past Due	Past Due	and Greater	Past Due	Current	Receivables
Commercial	$2,535	$511	$161	$3,207	$2,275,142	$2,278,349
Real estate - construction	483	1,990	416	2,889	753,590	756,479
Real estate secured - residential	11,173	4,894	4,972	21,039	4,045,954	4,066,993
Real estate secured - commercial	4,342	3,517	945	8,804	3,972,640	3,981,444
Consumer	6,485	1,633	563	8,681	899,607	908,288
Leases	938	412	146	1,496	1,059,603	1,061,099
Total	$25,956	$12,957	$7,203	$46,116	$13,006,536	$13,052,652

Originated loans and leases	21,464	9,809	5,294	36,567	11,171,909	11,208,476
Purchased loans and leases	4,492	3,148	1,909	9,549	1,834,627	1,844,176
Total	$25,956	$12,957	$7,203	$46,116	$13,006,536	$13,052,652

Financing Receivables that are Nonaccruing

						Total
	30-59 Days	60-89 Days	90 Days	Total		Financing
	Past Due	Past Due	and Greater	Past Due	Current	Receivables
Commercial	$1,487	$382	$5,014	$6,883	$3,927	$10,810
Real estate - construction	0	0	11,981	11,981	1,262	13,243
Real estate secured - residential	461	84	19,823	20,368	11,577	31,945
Real estate secured - commercial	5,439	3,936	24,464	33,839	14,171	48,010
Consumer	0	0	0	0	40	40
Leases	0	171	227	398	664	1,062
Total	$7,387	$4,573	$61,509	$73,469	$31,641	$105,110

Originated loans and leases	5,177	4,573	56,712	66,462	25,883	92,345
Purchased loans and leases	2,210	0	4,797	7,007	5,758	12,765
Total	$7,387	$4,573	$61,509	$73,469	$31,641	$105,110

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Age Analysis of Past Due Financing Receivables, as of December 31, 2012

Financing Receivables that are Accruing

						Total
	30-59 Days	60-89 Days	90 Days	Total		Financing
	Past Due	Past Due	and Greater	Past Due	Current	Receivables
Commercial	$5,163	$762	$359	$6,284	$2,256,863	$2,263,147
Real estate - construction	8,568	1,614	157	10,339	822,625	832,964
Real estate secured - residential	19,544	4,467	5,547	29,558	4,007,820	4,037,378
Real estate secured - commercial	9,623	13,746	1,394	24,763	3,897,224	3,921,987
Consumer	8,898	1,678	545	11,121	831,388	842,509
Leases	5,445	487	207	6,139	892,850	898,989
Total	$57,241	$22,754	$8,209	$88,204	$12,708,770	$12,796,974

Originated loans and leases	51,679	21,471	5,720	78,870	10,596,166	10,675,036
Purchased loans and leases	5,562	1,283	2,489	9,334	2,112,604	2,121,938
Total	$57,241	$22,754	$8,209	$88,204	$12,708,770	$12,796,974

Financing Receivables that are Nonaccruing

						Total
	30-59 Days	60-89 Days	90 Days	Total		Financing
	Past Due	Past Due	and Greater	Past Due	Current	Receivables
Commercial	$631	$649	$6,068	$7,348	$3,116	$10,464
Real estate - construction	0	405	14,047	14,452	365	14,817
Real estate secured - residential	953	452	19,551	20,956	7,484	28,440
Real estate secured - commercial	2,483	622	30,433	33,538	9,083	42,621
Consumer	0	0	0	0	43	43
Leases	0	656	408	1,064	318	1,382
Total	$4,067	$2,784	$70,507	$77,358	$20,409	$97,767

Originated loans and leases	4,067	2,379	65,830	72,276	18,146	90,422
Purchased loans and leases	0	405	4,677	5,082	2,263	7,345
Total	$4,067	$2,784	$70,507	$77,358	$20,409	$97,767

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables provide information about Susquehanna’s impaired loans, including principal balance, recorded investment, and related specific allowance amounts at the dates indicated. Loans with no specific allowance for loan losses have adequate collateral securing their carrying value and in some circumstances have been charged down to their current carrying value based on the fair value of the collateral less selling costs.

Impaired Loans at June 30, 2013
						Average
		Recorded				Recorded
	Unpaid	Investment				Investment	Interest
	Principal	in Impaired		Related	Related	in Impaired	Income
	Balance	Loans		Charge-offs	Allowance	Loans (2)	Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$19,583	$19,550		$33		$18,184	$215
Real estate - construction	29,405	20,177		9,228		18,968	75
Real estate secured - residential	40,999	39,279		1,720		25,199	329
Real estate secured - commercial	95,120	87,228		7,892		99,398	1,617
Consumer	114	114		0		110	2
Total impaired loans without a
related reserve	185,221	166,348	(1)	18,873		161,859	2,238
Impaired loans with a related reserve:
Commercial, financial, and agricultural	8,452	8,327		125	$2,240	8,500	122
Real estate - construction	12,735	4,126		8,609	1,060	4,115	5
Real estate secured - residential	32,561	31,659		902	3,655	31,742	408
Real estate secured - commercial	65,716	47,716		18,000	5,981	45,750	592
Consumer	1,338	1,338		0	145	1,371	36
Total impaired loans with a
related reserve	120,802	93,166		27,636	13,081	91,478	1,163
Total impaired loans:
Commercial, financial, and agricultural	28,035	27,877		158	2,240	26,684	337
Real estate - construction	42,140	24,303		17,837	1,060	23,083	80
Real estate secured - residential	73,560	70,938		2,622	3,655	56,941	737
Real estate secured - commercial	160,836	134,944		25,892	5,981	145,148	2,209
Consumer	1,452	1,452		0	145	1,481	38
Total impaired loans	$306,023	$259,514		$46,509	$13,081	$253,337	$3,401

Impaired loans without a related reserve:
Originated loans and leases	$51,928	$34,111		$17,817		$34,927	$210
Purchased loans and leases	133,293	132,237		1,056		126,932	2,028
Total impaired loans without a
related reserve	185,221	166,348		18,873		161,859	2,238
Impaired loans with a related reserve:
Originated loans and leases	111,426	83,917		27,509	$11,145	82,026	1,007
Purchased loans and leases	9,376	9,249		127	1,936	9,452	156
Total impaired loans with a
related reserve	120,802	93,166		27,636	13,081	91,478	1,163
Total impaired loans:
Originated loans and leases	163,354	118,028		45,326	11,145	116,953	1,217
Purchased loans and leases (3)	142,669	141,486		1,183	1,936	136,384	2,184
Total impaired loans	$306,023	$259,514		$46,509	$13,081	$253,337	$3,401

(1)

$19,666 of the $166,348 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral adjusted for selling costs through direct charge-offs of $18,873.

(2)	Average recorded investment in impaired loans is calculated on a quarterly basis using daily balances.
(3)	$9,249 of the $141,486 purchased impaired loans were subsequently impaired after being acquired.

Impaired Loans at December 31, 2012
						Average
		Recorded				Recorded
	Unpaid	Investment				Investment	Interest
	Principal	in Impaired		Related	Related	in Impaired	Income
	Balance	Loans		Charge-offs	Allowance	Loans (2)	Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$23,959	$23,877		$82		$24,603	$233
Real estate - construction	48,394	32,717		15,677		34,223	882
Real estate secured - residential	26,298	25,261		1,037		25,417	398
Real estate secured - commercial	133,903	119,217		14,686		118,424	1,727
Consumer	114	114		0		114	3
Total impaired loans without a
related reserve	232,668	201,186	(1)	31,482		202,781	3,243
Impaired loans with a related reserve:
Commercial, financial, and agricultural	4,240	4,184		56	$3,267	4,278	47
Real estate - construction	12,894	5,577		7,317	952	5,883	237
Real estate secured - residential	32,640	32,375		265	6,633	32,498	333
Real estate secured - commercial	49,322	39,331		9,991	4,884	40,778	486
Consumer	0	0		0	0	0	0
Total impaired loans with a
related reserve	99,096	81,467		17,629	15,736	83,437	1,103
Total impaired loans:
Commercial, financial, and agricultural	28,199	28,061		138	3,267	28,881	280
Real estate - construction	61,288	38,294		22,994	952	40,106	1,119
Real estate secured - residential	58,938	57,636		1,302	6,633	57,915	731
Real estate secured - commercial	183,225	158,548		24,677	4,884	159,202	2,213
Consumer	114	114		0	0	114	3
Total impaired loans	$331,764	$282,653		$49,111	$15,736	$286,218	$4,346

Impaired loans without a related reserve:
Originated loans and leases	$76,120	$45,560		$30,560		$49,975	$764
Purchased loans and leases	156,548	155,626		922		152,806	2,479
Total impaired loans without a
related reserve	232,668	201,186		31,482		202,781	3,243
Impaired loans with a related reserve:
Originated loans and leases	92,471	74,842		17,629	$14,649	76,823	1,033
Purchased loans and leases	6,625	6,625		0	1,087	6,614	70
Total impaired loans with a
related reserve	99,096	81,467		17,629	15,736	83,437	1,103
Total impaired loans:
Originated loans and leases	168,591	120,402		48,189	14,649	126,798	1,797
Purchased loans and leases (3)	163,173	162,251		922	1,087	159,420	2,549
Total impaired loans	$331,764	$282,653		$49,111	$15,736	$286,218	$4,346

(1)

$28,658 of the $201,186 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral adjusted for selling costs through direct charge-offs of $31,482.

(2)	Average recorded investment in impaired loans is calculated on a quarterly basis using daily balances.
(3)	$6,625 of the $162,251 purchased impaired loans were subsequently impaired after being acquired.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	The following table presents Troubled Debt Restructurings (TDR's), by class segment:

		June 30,	December 31,
		2013	2012
	Commercial, financial, and agricultural	$9,200	$8,744
	Real estate - construction	334	940
	Real estate secured - residential	23,207	23,224
	Real estate secured - commercial	29,482	33,589
	Consumer	1,599	1,278
	Total performing TDRs	63,822	67,775
	Non-performing TDRs (1)	20,500	24,603
	Total TDRs	$84,322	$92,378

	Performing TDRs	76%	73%
	Non-performing TDRs	24%	27%

(1)	These loans are included in the 90 day past due and non-accrual categories.

The following table provides detail of TDR balance and activity for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Performing TDRs, beginning of period	$65,773	$72,081	$67,775	$72,852
New TDR Status	7,187	1,698	25,069	16,110
Paydowns	(1,013)	(6,171)	(3,250)	(6,217)
Charge-offs post modification	(6,604)	(827)	(6,725)	(827)
Transfer to nonaccrual, past due 90 days or greater	(1,212)	0	(6,042)	(4,796)
Cured	(272)	0	(12,613)	(10,371)
Other, net (1)	(37)	(4)	(392)	26
Performing TDRs, end of period	$63,822	$66,777	$63,822	$66,777

Non-performing TDRs (2), end of period	$20,500	$19,977	$20,500	$19,977

Performing TDRs	76%	77%	76%	77%
Non-performing TDRs	24%	23%	24%	23%

(1)	Includes $203 transferred to OREO in 2013.
(2)	Included in Age Analysis of Past Due Financing Receivables.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

                The following tables summarize Susquehanna’s loan modification activities that were considered troubled debt restructurings for the three and six month periods ended June 30, 2013 and 2012.

	Recorded Investment
				Financial Effect of
		Pre-Modification	Post-Modification	Modification
	Number of	Recorded	Recorded	Recorded
Three months ended June 30, 2013	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Other (3)	11	$1,041	$1,041	$0	$0
Combination of modification types	1	241	241	0	0
Real estate - construction
Other (3)	1	117	117	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Other (3)	40	2,912	2,912	0	0
Combination of modification types	10	1,186	1,186	0	56
Real estate secured - commercial
Other (3)	5	949	949	0	0
Combination of modification types	0	0	0	0	0
Consumer
Other (3)	63	741	741	0	0
Combination of modification types	0	0	0	0	0
Total	131	$7,187	$7,187	$0	$56

Originated loans and leases	121	$6,458	$6,458	$0	$56
Purchased loans and leases	10	729	729	0	0
Total	131	$7,187	$7,187	$0	$56

(1)		Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)		Represents the present value of interest rate concessions discounted at the effective rate of the original loan.
(3)		Bankruptcies and maturity date extensions.

		Number of	Recorded
		Loans	Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
Commercial, financial, and agricultural		5	$6,621
Real estate - construction		0	0
Real estate secured - residential		5	509
Real estate secured - commercial		0	0
Consumer		14	66
Total		24	$7,196

Originated loans and leases		22	$6,859
Purchased loans and leases		2	337
Total		24	$7,196

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Recorded Investment
				Financial Effect of
		Pre-Modification	Post-Modification	Modification
	Number of	Recorded	Recorded	Recorded
Three months ended June 30, 2012	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Other (3)	1	$22	$22	$0	$0
Combination of modification types	0	0	0	0	0
Real estate - construction
Other (3)	0	0	0	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Other (3)	0	0	0	0	0
Combination of modification types	8	1,676	1,676	0	2
Real estate secured - commercial
Other (3)	0	0	0	0	0
Combination of modification types	0	0	0	0	0
Consumer
Other (3)	0	0	0	0	0
Combination of modification types	0	0	0	0	0
Total	9	$1,698	$1,698	$0	$2

Originated loans and leases	5	$473	$473	$0	$1
Purchased loans and leases	4	1,225	1,225	0	1
Total	9	$1,698	$1,698	$0	$2

(1)		Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)		Represents the present value of interest rate concessions discounted at the effective rate of the original loan.
(3)		Bankruptcies and maturity date extensions.

There were no troubled debt restructurings that subsequently defaulted during the three months ended June 30, 2012.

		Number of	Recorded
		Loans	Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
Commercial, financial, and agricultural		0	$0
Real estate - construction		0	0
Real estate secured - residential		0	0
Real estate secured - commercial		0	0
Consumer		0	0
Total		0	$0

Originated loans and leases		0	$0
Purchased loans and leases		0	0
Total		0	$0

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Recorded Investment
				Financial Effect of
		Pre-Modification	Post-Modification	Modification
	Number of	Recorded	Recorded	Recorded
Six months ended June 30, 2013	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Other (3)	23	$8,534	$8,534	$0	$0
Combination of modification types	1	241	241	0	0
Real estate - construction
Other (3)	2	137	137	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Other (3)	99	8,323	8,323	0	0
Combination of modification types	17	2,502	2,502	0	(72)
Real estate secured - commercial
Other (3)	12	2,499	2,499	0	0
Combination of modification types	1	1,436	1,436	0	(196)
Consumer
Other (3)	150	1,397	1,397	0	0
Combination of modification types	0	0	0	0	0
Total	305	$25,069	$25,069	$0	$(268)

Originated loans and leases	287	$22,607	$22,607	$0	$(225)
Purchased loans and leases	18	2,462	2,462	0	(43)
Total	305	$25,069	$25,069	$0	$(268)

(1)		Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)		Represents the present value of interest rate concessions discounted at the effective rate of the original loan.
(3)		Bankruptcies and maturity date extensions.

		Number of	Recorded
		Loans	Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
Commercial, financial, and agricultural		12	$7,301
Real estate - construction		2	137
Real estate secured - residential		13	1,290
Real estate secured - commercial		3	447
Consumer		33	205
Total		63	$9,380

Originated loans and leases		58	$8,843
Purchased loans and leases		5	537
Total		63	$9,380

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Recorded Investment
				Financial Effect of
		Pre-Modification	Post-Modification	Modification
	Number of	Recorded	Recorded	Recorded
Six months ended June 30, 2012	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Other (3)	2	$332	$332	$0	$0
Combination of modification types	0	0	0	0	0
Real estate - construction
Other (3)	0	0	0	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Other (3)	2	1,006	1,006	0	0
Combination of modification types	16	4,110	4,110	0	8
Real estate secured - commercial
Other (3)	4	10,662	10,662	0	0
Combination of modification types	0	0	0	0	0
Consumer
Other (3)	0	0	0	0	0
Combination of modification types	0	0	0	0	0
Total	24	$16,110	$16,110	$0	$8

Originated loans and leases	12	$3,013	$3,013	$0	$(74)
Purchased loans and leases	12	13,097	13,097	0	82
Total	24	$16,110	$16,110	$0	$8

(1)		Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)		Represents the present value of interest rate concessions discounted at the effective rate of the original loan.
(3)		Bankruptcies and maturity date extensions.

		Number of	Recorded
		Loans	Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
Commercial, financial, and agricultural		0	$0
Real estate - construction		1	908
Real estate secured - residential		3	1,339
Real estate secured - commercial		0	0
Consumer		0	0
Total		4	$2,247

Originated loans and leases		3	$1,339
Purchased loans and leases		1	908
Total		4	$2,247

The unpaid principal balance and the related carrying amount of acquired loans are as follows:

	June 30,	December 31,
	2013	2012
Credit impaired purchased loans evaluated individually
for incurred credit losses
Unpaid principal balance	$189,172	$238,538
Carrying amount	141,486	162,251

Other purchased loans evaluated collectively for
incurred credit losses
Unpaid principal balance	1,719,061	1,976,132
Carrying amount	1,715,455	1,967,032

Total purchased loans
Unpaid principal balance	1,908,233	2,214,670
Carrying amount	1,856,941	2,129,283

The changes in the accretable discount related to the purchased credit impaired loans are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance - beginning of period	$58,817	$56,799	$62,868	$4,881
Tower acquisition	0	0	0	54,418
Accretion to interest income	(5,723)	(6,272)	(12,293)	(8,772)
Net reclassification to non-accretable from accretable (1)	(3,907)	0	(1,388)	0
Balance - end of period	$49,187	$50,527	$49,187	$50,527

(1)	Resulting from decline in future interest earnings due to prepayments of performing loans.

NOTE 5. Allowance for Loan and Lease Losses

In establishing the allowance for credit losses, Susquehanna estimates losses attributable to specific impaired credits identified through the credit review processes and also estimates losses inherent in other loans and leases on a collective basis. For purposes of determining the level of the allowance for credit losses, Susquehanna evaluates its loan and lease portfolio by loan type. The losses provisioned for in Susquehanna’s allowance for loan loss is determined through a loan by loan analysis of larger balance commercial and commercial real estate loans that show signs of credit deterioration and by applying loss factors to groups of loan balances based on loan type and management’s classification of such loans under the Susquehanna’s loan grading system, adjusted for qualitative considerations.  In determining the allowance for credit losses, Susquehanna utilizes an internal loan grading system for its commercial portfolio.  The internal loan gradings are monitored by Susquehanna’s loan review department.  Additionally, loans that are part of a relationship of over $1.0 million and have a rating of substandard, special mention, and pass that are on Susquehanna’s watch list, are reviewed on a quarterly basis at Susquehanna’s Loan Quality Review Committee.  Factors considered at the Loan Quality Review meetings include the financial statements of the borrower, the borrower’s global cash flow, guarantees, and underlying collateral valuations.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

An analysis of the allowance for loan and lease losses for the three and six months ended June 30, 2013 and 2012 are presented in the following tables:

	Three Months Ended June 30, 2013
			Real Estate	Real Estate
		Real Estate -	Secured -	Secured -
	Commercial	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at April 1, 2013	$30,462	$25,549	$36,542	$66,978	$2,997	$13,714	$135	$176,377
Charge-offs	(10,829)	(1,170)	(2,607)	(842)	(788)	(1,202)	0	(17,438)
Recoveries	2,040	1,725	601	2,083	239	967	0	7,655
Provision	8,564	(2,536)	3,180	608	707	1,271	206	12,000
Balance at June 30, 2013	$30,237	$23,568	$37,716	$68,827	$3,155	$14,750	$341	$178,594

	Six Months Ended June 30, 2013
			Real Estate	Real Estate
		Real Estate -	Secured -	Secured -
	Commercial	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2013	$30,207	$25,171	$41,276	$70,053	$3,722	$13,341	$250	$184,020
Charge-offs	(20,866)	(5,933)	(5,620)	(5,445)	(1,346)	(2,321)	0	(41,531)
Recoveries	4,036	2,187	1,252	2,805	561	1,264	0	12,105
Provision	16,860	2,143	808	1,414	218	2,466	91	24,000
Balance at June 30, 2013	$30,237	$23,568	$37,716	$68,827	$3,155	$14,750	$341	$178,594

Balance at June 30, 2013
Individually evaluated
for impairment:
Originated loans and leases	$1,733	$1,135	$3,004	$5,128	$145	$0		$11,145
Purchased loans and leases	1,274	10	625	27	0	0		1,936
Total	$3,007	$1,145	$3,629	$5,155	$145	$0		$13,081

Collectively evaluated
for impairment:
Originated loans and leases	$27,104	$22,013	$26,965	$61,997	$3,010	$14,750	$341	$156,180
Purchased loans and leases	126	410	7,122	1,675	0	0	0	9,333
Total	$27,230	$22,423	$34,087	$63,672	$3,010	$14,750	$341	$165,513

Financing receivables:
Balance at June 30, 2013	$2,289,159	$769,722	$4,098,938	$4,029,454	$908,328	$1,062,161		$13,157,762

Balance at June 30, 2013
Individually evaluated
for impairment:
Originated loans and leases	$10,905	$10,948	$31,226	$63,615	$1,334	$0		$118,028
Purchased loans and leases	13,899	13,355	39,713	74,402	117	0		141,486
Total	$24,804	$24,303	$70,939	$138,017	$1,451	$0		$259,514

Collectively evaluated
for impairment:
Originated loans and leases	$2,142,345	$649,535	$3,211,466	$3,218,759	$898,527	$1,062,161		$11,182,793
Purchased loans and leases	122,010	95,884	816,533	672,678	8,350	0		1,715,455
Total	$2,264,355	$745,419	$4,027,999	$3,891,437	$906,877	$1,062,161		$12,898,248

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Three Months Ended June 30, 2012
			Real Estate	Real Estate
		Real Estate -	Secured -	Secured -
	Commercial	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at April 1, 2012	$33,696	$34,092	$33,706	$76,935	$3,560	$12,457	$284	$194,730
Charge-offs	(9,517)	(5,912)	(3,408)	(4,928)	(415)	(1,085)	0	(25,265)
Recoveries	2,372	925	856	443	362	205	0	5,163
Provision	3,511	2,565	2,640	6,050	(193)	1,280	147	16,000
Balance at June 30, 2012	$30,062	$31,670	$33,794	$78,500	$3,314	$12,857	$431	$190,628

	Six Months Ended June 30, 2012
			Real Estate	Real Estate
		Real Estate -	Secured -	Secured -
	Commercial	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2012	$28,567	$36,868	$28,839	$78,414	$3,297	$10,561	$1,554	$188,100
Charge-offs	(12,993)	(9,469)	(7,182)	(10,449)	(1,711)	(1,991)	0	(43,795)
Recoveries	3,740	1,652	977	3,693	730	531	0	11,323
Provision	10,748	2,619	11,160	6,842	998	3,756	(1,123)	35,000
Balance at June 30, 2012	$30,062	$31,670	$33,794	$78,500	$3,314	$12,857	$431	$190,628

Balance at June 30, 2012
Individually evaluated
for impairment:
Originated loans and leases	$2,484	$2,436	$3,222	$9,016	$205	$0		$17,363
Purchased loans and leases	0	548	468	254	0	0		1,270
Total	$2,484	$2,984	$3,690	$9,270	$205	$0		$18,633

Collectively evaluated
for impairment:
Originated loans and leases	$27,578	$28,686	$30,104	$69,230	$3,109	$12,857	$431	$171,995
Purchased loans and leases	0	0	0	0	0	0	0	0
Total	$27,578	$28,686	$30,104	$69,230	$3,109	$12,857	$431	$171,995

Financing receivables:
Balance at June 30, 2012	$2,101,561	$936,996	$3,970,115	$4,034,109	$805,490	$737,641		$12,585,912

Balance at June 30, 2012
Individually evaluated
for impairment:
Originated loans and leases	$18,402	$26,776	$24,321	$67,032	$537	$0		$137,068
Purchased loans and leases	16,684	36,010	35,982	86,157	127	0		174,960
Total	$35,086	$62,786	$60,303	$153,189	$664	$0		$312,028

Collectively evaluated
for impairment:
Originated loans and leases	$1,887,845	$651,112	$2,884,423	$3,121,141	$792,150	$737,641		$10,074,312
Purchased loans and leases	178,630	223,098	1,025,389	759,779	12,676	0		2,199,572
Total	$2,066,475	$874,210	$3,909,812	$3,880,920	$804,826	$737,641		$12,273,884

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

Susquehanna performed its annual goodwill impairment assessments in the second quarter of 2013 and determined that the fair value of each of its reporting units exceeded its book value, and that there was no goodwill impairment.

Bank Reporting Unit

Goodwill assigned to the bank reporting unit at the annual assessment dates of May 31, 2013 and 2012 was $1,165,200 $1,158,248, respectively. Fair value of the bank reporting unit was determined using a market approach, which uses prices and other relevant information reported for market transactions involving recent non-distressed sales of comparable financial institutions in the United States, with particular consideration given to transactions within Susquehanna’s market, to value the bank reporting unit. In 2013, Susquehanna increased the number of key ratios in measuring the fair value of the bank reporting unit from two to three, adding a price to earnings ratio. The addition of the price to earnings ratio, and its corresponding use in valuations, is appropriate given the return to more normalized profitability of the banking industry, as a whole, from the economic downturn experienced during the past several years.  The following table shows the ratios used at May 31, 2013, and 2012.

		Annual	Annual
	Ratio	May 31, 2013	May 31, 2012
	Price to book	1.57x	1.29x
	Price to tangible book	1.80x	1.47x
	Price to earnings(1)	22.1x	NA

(1)	Last twelve months earnings

Fair value of the bank reporting unit exceeded carrying value by 44.6% at May 31, 2013, and by 5.9% at May 31, 2012. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is unnecessary.

Wealth Management Reporting Unit

Goodwill assigned to the wealth management reporting unit at the annual assessment dates of May 31, 2013 and 2012 was $82,746 for both periods. Fair value of the wealth management reporting unit was determined utilizing the market approach and the income approach. The market approach measures the fair value of the reporting unit using transaction multiples reported for market transactions involving comparable wealth management business. The income approach measures the fair value of the reporting unit by converting the reporting unit’s future earnings over ten years, assuming a weighted increase in the reporting unit’s revenues and a weighted increase in the reporting unit’s expenses, to a single present (discounted) amount, based on a discount rate. In keeping with a market participant’s current valuations of wealth management institutions, Susquehanna predominantly uses the income approach. The following table shows the factors used in the income approach at May 31, 2013, and 2012.

	Annual	Annual
Factors	May 31, 2013	May 31, 2012
Discount rate	18.4%	17.5%
Weighted-average increase in revenues	5.0%	6.0%
Weighted-average increase in expenses	3.0%	5.0%

Fair value of the wealth management reporting unit exceeded carrying value by 45.9% at May 31, 2013 and by 63.4% at May 31, 2012. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is unnecessary.

Property and Casualty Insurance Reporting Unit

Goodwill assigned to the property and casualty insurance reporting unit at the annual assessment dates of May 31, 2013 and 2012, was $17,177 for both periods. Fair value of the property and casualty insurance reporting unit was determined using the market approach, which measures the fair value of the reporting unit using recent sales of comparable property and casualty insurance companies in Susquehanna’s market. Susquehanna uses two key ratios to measure the fair value of the property and casualty insurance reporting unit: average price to book and median price to earnings. The following table shows the ratios used at May 31, 2013, and 2012.

	Annual	Annual
Ratio	May 31, 2013	May 31, 2012
Average price to book	1.15X	1.17X
Median price to earnings	18.1X	12.1X

Fair value of the property and casualty insurance reporting unit exceeded carrying value by 21.7% at May 31, 2013 and by 7.3% at May 31, 2012. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is not required.

NOTE 7. Deposits

Deposits consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Noninterest-bearing:
Demand	$1,931,874	$1,973,664
Interest-bearing:
Interest-bearing demand	5,868,390	5,829,147
Savings	1,086,184	1,032,293
Time	2,152,539	2,262,262
Time of $100 or more	1,725,245	1,482,680
Total deposits	$12,764,232	$12,580,046

NOTE 8.  Income Taxes

Our effective tax rate for the three and six months ended June 30, 2013 was 30.2% and 31.0%, respectively.  Our effective tax rate for the three and six months ended June 30, 2012 was 31.3% and 31.4%, respectively.  The decrease in tax rate was due to the amount of tax-advantaged income relative to total income for the three and six months ended June 30, 2013, as compared to the tax-advantaged income relative to total income for the three and six months ended June 30, 2012 as well as a reduction in state income tax expense.  The estimated annual effective rates for the reporting periods ended June 30, 2013 and June 30, 2012 were impacted by the level of permanent differences, including tax-advantaged income, resulting in an effective rate below statutory rates for the interim reporting periods.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 9. Accumulated Other Comprehensive Loss

The balances and changes in balances by component of accumulated other comprehensive income (loss) are shown in the following tables:

			Unrealized		Accumulated
	Unrealized Gains (Losses) on		Gains (Losses)	Post-	Other
	Investment securities		on Cash Flow	retirement	Comprehensive
	With OTTI	All other	Hedges	Benefits	Loss
Balance, April 1, 2013	$(1,024)	$33,529	$(31,839)	$(39,321)	$(38,655)
AOCI before reclassifications, net of tax	211	(33,926)	3,368	0	(30,347)
Amounts reclassified from AOCI:
Interest expense	0	0	4,668	0	4,668
Net realized loss (gain) on sales of securities	97	(26)	0	0	71
Total before income taxes	97	(26)	4,668	0	4,739
Less: Income taxes	(34)	9	(1,634)	0	(1,659)
Net of income taxes	63	(17)	3,034	0	3,080
Net change in AOCI	274	(33,943)	6,402	0	(27,267)
Balance, June 30, 2013	$(750)	$(414)	$(25,437)	$(39,321)	$(65,922)

Balance, April 1, 2012	$(4,423)	$24,311	$(31,704)	$(33,477)	$(45,293)
AOCI before reclassifications, net of tax	70	4,243	(7,019)	0	(2,706)
Sale of securities for which other-than-temporary
impairment was previously recognized, net of tax	2,892	0	0	0	2,892
Amounts reclassified from AOCI:
Interest expense	0	0	4,369	0	4,369
Net realized loss (gain) on sales of securities	0	(1,361)	0	0	(1,361)
Total before income taxes	0	(1,361)	4,369	0	3,008
Less: Income taxes	0	499	(1,528)	0	(1,029)
Net of income taxes	0	(862)	2,841	0	1,979
Net change in AOCI	2,962	3,381	(4,178)	0	2,165
Balance, June 30, 2012	$(1,461)	$27,692	$(35,882)	$(33,477)	$(43,128)

Balance, January 1, 2013	$(839)	$37,521	$(34,636)	$(39,304)	$(37,258)
AOCI before reclassifications, net of tax	(226)	(37,654)	3,218	(17)	(34,679)
Amounts reclassified from AOCI:
Interest expense	0	0	9,202	0	9,202
Net realized loss (gain) on sales of securities	485	(432)	0	0	53
Total before income taxes	485	(432)	9,202	0	9,255
Less: Income taxes	(170)	151	(3,221)	0	(3,240)
Net of income taxes	315	(281)	5,981	0	6,015
Net change in AOCI	89	(37,935)	9,199	(17)	(28,664)
Balance, June 30, 2013	$(750)	$(414)	$(25,437)	$(39,321)	$(65,922)

Balance, January 1, 2012	$(2,564)	$23,389	$(33,402)	$(33,477)	$(46,054)
AOCI before reclassifications, net of tax	(1,912)	5,438	(8,102)	0	(4,576)
Sale of securities for which other-than-temporary
impairment was previously recognized, net of tax	2,892	0	0	0	2,892
Amounts reclassified from AOCI:
Interest expense	0	0	8,649	0	8,649
Net realized loss (gain) on sales of securities	190	(1,792)	0	0	(1,602)
Total before income taxes	190	(1,792)	8,649	0	7,047
Less: Income taxes	(67)	657	(3,027)	0	(2,437)
Net of income taxes	123	(1,135)	5,622	0	4,610
Net change in AOCI	1,103	4,303	(2,480)	0	2,926
Balance, June 30, 2012	$(1,461)	$27,692	$(35,882)	$(33,477)	$(43,128)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 10. Share-based Compensation

During the six months ended June 30, 2013 and 2012, Susquehanna’s Compensation Committee granted to certain employees nonqualified stock options to purchase an aggregate of 4 and  313 shares of common stock, respectively. The following table presents the assumptions used in the Black-Scholes-Merton model to estimate the fair value of options granted in 2013 and 2012, and the resultant fair values.

	Six Months Ended June 30,
	2013	2012
Exercise price	$11.47	$9.89
Volatility	37.80%	37.61%
Expected dividend yield	4.00%	4.00%
Expected term (in years)	7.0	7.0
Risk-free interest rate	1.22%	1.09%
Fair value	$2.81	$2.40

In 2013, Susquehanna’s Board of Directors approved the 2013 Omnibus Equity Compensation Plan (“the Plan”). The Plan provides key executives with long-term incentives based on performance, service, and market conditions, as a motivation for future performance and as a retention tool for continued employment. The Plan is a multi-year performance plan, with stock-based incentive award opportunities if certain performance targets are met. The Plan is funded by newly authorized shares, and at June 30, 2013, approximately 374 shares have been allocated to the Plan.

NOTE 11. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30,
					Other Postretirement
	Pension Benefits		SERP		Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$1,333	$1,201	$313	$34	$337	$272
Interest cost	1,794	1,776	102	75	217	201
Expected return on plan assets	(2,412)	(2,349)	0	0	0	0
Amortization of prior service cost	6	6	54	28	29	28
Amortization of transition obligation	0	0	0	0	2	28
Amortization of net actuarial (gain) or loss	757	804	57	54	42	16
Net periodic postretirement benefit cost	$1,478	$1,438	$526	$191	$627	$545

	Six Months Ended June 30,
					Other Postretirement
	Pension Benefits		SERP		Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$2,666	$2,402	$626	$68	$674	$544
Interest cost	3,588	3,552	204	149	434	402
Expected return on plan assets	(4,823)	(4,698)	0	0	0	0
Amortization of prior service cost	12	13	109	55	58	56
Amortization of transition obligation	0	0	0	0	4	57
Amortization of net actuarial (gain) or loss	1,514	1,608	113	109	84	31
Net periodic postretirement benefit cost	$2,957	$2,877	$1,052	$381	$1,254	$1,090

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2012, that it expected to contribute $365 to its pension plans and $621 to its other postretirement benefit plan in 2013. As of June 30, 2013, $183 of contributions had been made to its pension plans, and $311 of contributions had been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $182 to fund its pension plans in 2013, for a total of $365, and an additional $310 to it other postretirement benefit plan, for a total of $621.

NOTE 12. Earnings per Share ("EPS")

The following tables set forth the calculation of basic and diluted EPS for the three-month and six-month periods ended June 30,
2013 and 2012.

Basic earnings per common share

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income applicable to common shareholders	$45,648	$37,793	$88,047	$61,266
Weighted average common shares outstanding	186,812	187,616	186,710	179,471
Basic earnings per common share	$0.24	$0.20	$0.47	$0.34

Diluted earnings per common share

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income available to common shareholders	$45,648	$37,793	$88,047	$61,266
Weighted average common shares outstanding	186,812	187,616	186,710	179,471
Dilutive potential common shares	911	685	902	685
Total diluted average common shares outstanding	187,723	188,301	187,612	180,156
Diluted earnings per common share	$0.24	$0.20	$0.47	$0.34

For the three months ended June 30, 2013 and 2012, weighted average options to purchase 1,490 and 2,075 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the effect of the options would have been antidilutive for the period. For the six months ended June 30, 2013 and 2012, weighted average options to purchase 1,530 and 2,173 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the effect of the options would have been antidilutive for the period.

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

Cash Flow Hedges of Interest Rate Risk

Susquehanna uses interest rate derivatives to manage its exposure to interest rate movements and add stability to interest income and expense. Susquehanna primarily uses interest rate swaps as part of its interest rate risk management strategy. For example, Susquehanna may issue variable-rate debt and then enter into a receive-variable pay-fixed-rate interest rate swap with the same payment timing and notional amount to convert the interest payments to a net fixed-rate basis for all or a portion of the term of the long-term debt. As of June 30, 2013, December 31, 2012, and June 30, 2012, Susquehanna had 14 interest rate swaps, respectively for each period, with an aggregate notional amount of $1,150,284, $1,154,363, and $1,158,615, respectively, that were designated as cash flow hedges of interest-rate risk.

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

Amounts recorded in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Susquehanna’s variable-rate liabilities. During the 12 months following June 30, 2013, Susquehanna estimates that $20,382 will be reclassified as an expense to net interest income.

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

At June 30, 2013 and 2012, Susquehanna had 263 and 93 derivative transactions, respectively, related to this program with an aggregate notional amount of $1,605,531 and $674,814, respectively. For the three-month and six-month periods ended June 30, 2013, Susquehanna recognized a net gain of $1,848 and $1,615, respectively, and for the three-month and six-month periods ended June 30, 2012, Susquehanna recognized a net loss of $124 and $138, respectively, related to changes in fair value of the derivatives in this program.

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

At June 30, 2013 and December 31, 2012, the fair value of derivatives in a net liability position, which includes any credit valuation adjustments related to these agreements, was $58,146 and $72,126, respectively. At June 30, 2013 and December 31, 2012, Susquehanna had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $45,241 and $75,103, respectively. If Susquehanna had breached any of the above provisions at June 30, 2013, it would have been required to settle its obligations under the agreements at termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Fair Value of Derivative Instruments

	Fair Values of Derivative Instruments
	June 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$1,882	Other liabilities	$37,837
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	25,725	Other liabilities	20,309
Total derivatives		$27,607		$58,146

	Fair Values of Derivative Instruments
	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$878	Other liabilities	$51,172
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	25,037	Other liabilities	20,954
Total derivatives		$25,915		$72,126

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The Effect of Derivative Instruments on Comprehensive Income

Three Months Ended June 30, 2013

				Location of Loss	Amount of Loss
		Location of Loss	Amount of Loss	Recognized in	Recognized in
	Amount of Gain	Reclassified from	Reclassified from	Income	Income
Derivatives in Cash Flow	Recognized	Accumulated OCI	Accumulated OCI	(Ineffective	(Ineffective
Hedging Relationships	in OCI	into Income	into Income	Portion)	Portion)
Interest rate contracts:	$6,401	Interest expense	$(4,668)	Other expense	$0

	Location of Gain	Amount of Gain
	Recognized	Recognized
Derivatives Not Designated	in Income	in Income
as Hedging Instruments	on Derivatives	on Derivatives
Interest rate contracts:	Other income	$1,848
	Other expense	0

Three Months Ended June 30, 2012

				Location of Loss	Amount of Loss
		Location of Loss	Amount of Loss	Recognized in	Recognized in
	Amount of Loss	Reclassified from	Reclassified from	Income	Income
Derivatives in Cash Flow	Recognized	Accumulated OCI	Accumulated OCI	(Ineffective	(Ineffective
Hedging Relationships	in OCI	into Income	into Income	Portion)	Portion)
Interest rate contracts:	$(4,178)	Interest expense	$(4,369)	Other expense	$0

	Location of Loss	Amount of Loss
	Recognized	Recognized
Derivatives Not Designated	in Income	in Income
as Hedging Instruments	on Derivatives	on Derivatives
Interest rate contracts:	Other income	$(118)
	Other expense	(6)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Six Months Ended June 30, 2013

				Location of Loss	Amount of Loss
		Location of Loss	Amount of Loss	Recognized in	Recognized in
	Amount of Gain	Reclassified from	Reclassified from	Income	Income
Derivatives in Cash Flow	Recognized	Accumulated OCI	Accumulated OCI	(Ineffective	(Ineffective
Hedging Relationships	in OCI	into Income	into Income	Portion)	Portion)
Interest rate contracts:	$9,199	Interest expense	$(9,202)	Other expense	$0

	Location of Gain	Amount of Gain
	(Loss) Recognized	(Loss) Recognized
Derivatives Not Designated	in Income on	in Income on
as Hedging Instruments	Derivatives	Derivatives
Interest rate contracts:	Other income	$1,616
	Other expense	(1)

Six Months Ended June 30, 2012

				Location of Loss	Amount of Loss
		Location of Loss	Amount of Loss	Recognized in	Recognized in
	Amount of Loss	Reclassified from	Reclassified from	Income	Income
Derivatives in Cash Flow	Recognized	Accumulated OCI	Accumulated OCI	(Ineffective	(Ineffective
Hedging Relationships	in OCI	into Income	into Income	Portion)	Portion)
Interest rate contracts:	$(2,480)	Interest expense	$(8,649)	Other expense	$0

	Location of Loss	Amount of Loss
	Recognized	Recognized
Derivatives Not Designated	in Income	in Income
as Hedging Instruments	on Derivatives	on Derivatives
Interest rate contracts:	Other income	$(101)
	Other expense	(37)

NOTE 14.  Balance Sheet Offsetting

Assets and liabilities relating to certain financial instruments, including derivatives and securities sold under agreements to repurchase, may be eligible for offset in the consolidated balance sheet as permitted under accounting guidance.  Susquehanna is party to transactions involving derivative instruments that are subject to master netting arrangements or similar agreements.  Under these agreements, Susquehanna may have the right to net settle multiple contracts with the same counterparty.  Certain derivative transactions may require Susquehanna to receive or pledge cash collateral based on the contract provisions.

Susquehanna also enters into agreements in which it sells securities subject to an obligation to repurchase the same or similar securities.  Under these agreements, Susquehanna may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates Susquehanna to repurchase the assets.  The obligation to repurchase the securities is reflected as a liability in Susquehanna’s consolidated balance sheet, while the securities underlying the repurchase agreements remain in the respective investment securities account, therefore there is no offsetting or netting of the investment securities assets with the repurchase agreement liability.

Susquehanna also offers derivative products to qualifying customers and enters into offsetting derivative transactions in due course.  Susquehanna manages a matched book with respect to its derivative instruments offered as part of this service to its customers in order to minimize its interest rate risk resulting from such transactions.  These instruments are free-standing derivatives and are recorded at fair value on the consolidated balance sheet.  Collateral is posted by the counterparty with net liability positions in accordance with the contract provisions.

The following table provides information about financial instruments that are eligible for offset at June 30, 2013 and December 31, 2012:

Balance Sheet Netting Disclosure about Offsetting Assets and Liabilities

			Net Amounts
			Presented in
			the	Gross Amounts Not Offset in the
	Gross		Consolidated	Consolidated Balance Sheet
	Amounts	Gross Amounts	Balance	Financial	Cash
	Recognized	Offset	Sheet	Instruments	Collateral	Net Amount

June 30, 2013

Financial assets:
Derivatives	$27,612	$(5)	$27,607	$0	$(3,440)	$24,167

Financial liabilities:
Derivatives	$58,146	$0	$58,146	$0	$(45,241)	$12,905
Repurchase agreements	296,625	0	296,625	(296,625)	0	0
Total	$354,771	$0	$354,771	$(296,625)	$(45,241)	$12,905

December 31, 2012

Financial assets:
Derivatives	$25,922	$(7)	$25,915	$0	$0	$25,915

Financial liabilities:
Derivatives	$72,126	$0	$72,126	$0	$(75,103)	$(2,977)
Repurchase agreements	302,577	0	302,577	(302,577)	0	0
Total	$374,703	$0	$374,703	$(302,577)	$(75,103)	$(2,977)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	The table below presents the offsetting of derivative assets and derivative liabilities as of June 30, 2013 and December 31, 2012.

	Derivative Assets and Collateral				Derivative Liabilities and Collateral
	Held by Counterparty				Pledged by Counterparty
	Net Amounts	Gross Amounts			Net Amounts	Gross Amounts
	Presented in	Not Offset			Presented in	Not Offset
	the	in the Consolidated			the	in the Consolidated
	Consolidated	Balance Sheet			Consolidated	Balance Sheet
	Balance	Financial	Cash	Net	Balance	Financial	Cash	Net
June 30, 2013	Sheet	Instruments	Collateral	Amount	Sheet	Instruments	Collateral	Amount

Counterparty:
Dealer A	$1,823	$0	$0	$1,823	$5,028	$0	$(2,920)	$2,108
Dealer B	2,648	0	(510)	2,138	3,107	0	0	3,107
Dealer C	332	0	0	332	1,375	0	(900)	475
Dealer D	4,525	0	(2,930)	1,595	1,218	0	0	1,218
Dealer E	0	0	0	0	25,144	0	(26,500)	(1,356)
Dealer F	0	0	0	0	6,870	0	(8,200)	(1,330)
Dealer G	0	0	0	0	5,091	0	(5,610)	(519)
Dealer H	0	0	0	0	923	0	(860)	63
End User	18,279	0	0	18,279	9,390	0	(251)	9,139
Total	$27,607	$0	$(3,440)	$24,167	$58,146	$0	$(45,241)	$12,905

December 31, 2012

Counterparty:
Dealer A	$0	$0	$0	$0	$7,789	$0	$(7,820)	$(31)
Dealer B	873	0	0	873	6,104	0	(5,050)	1,054
Dealer C	5	0	0	5	3,460	0	(3,300)	160
Dealer D	0	0	0	0	3,239	0	(3,350)	(111)
Dealer E	0	0	0	0	33,598	0	(35,800)	(2,202)
Dealer F	0	0	0	0	9,105	0	(10,300)	(1,195)
Dealer G	0	0	0	0	6,623	0	(7,150)	(527)
Dealer H	0	0	0	0	1,816	0	(1,820)	(4)
End User	25,037	0	0	25,037	392	0	(513)	(121)
Total	$25,915	$0	$0	$25,915	$72,126	$0	$(75,103)	$(2,977)

NOTE 15. Fair Value Disclosures

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

Restricted investments in bank stocks

Restricted investments in bank stocks consists of Federal Reserve Bank (“FRB”) stock, Federal Home Loan Bank (“FHLB”) stock, and Atlantic Central Bankers Bank stock. Federal law requires a member institution of the FRB and FHLB to hold stock according to predetermined formulas. Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership.  The carrying amount approximates fair value.

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2013 and 2012, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at June 30, 2013 and December 31, 2012, on the consolidated balance sheets and by levels within the valuation hierarchy.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
Description	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$60,066	$0	$60,066	$0
Obligations of states and political
subdivisions	407,500	0	407,500	0
Agency residential mortgage-backed
securities	1,740,532	0	1,740,532	0
Non-agency residential mortgage-
backed securities	25,183	0	634	24,549
Commercial mortgage-backed
securities	32,785	0	32,785	0
Other structured financial products	10,506	0	0	10,506
Other debt securities	43,203	0	43,203	0
Other equity securities	23,654	20,834	0	2,820
Derivatives: (1)
Designated as hedging instruments	1,882	0	1,882	0
Not designated as hedging
instruments	25,725	0	25,725	0
Total	$2,371,036	$20,834	$2,312,327	$37,875
Liabilities
Derivatives: (2)
Designated as hedging instruments	$37,837	$0	$37,837	$0
Not designated as hedging
instruments	20,309	0	20,309	0
Total	$58,146	$0	$58,146	$0

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

	The following tables present roll-forwards of the balance sheet amounts for the three and six month periods ended June 30,
2013 and 2012, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

		Available-for-sale Securities
				Non-
				agency
			Other	Residential
			Structured	Mortgage-
		Equity	Financial	backed
		Securities	Products	Securities	Total
	Balance at April 1, 2013	$3,157	$9,977	$25,592	$38,726
	Total gains or losses (realized/unrealized):
	Included in earnings:
	Other-than-temporary impairment (1)	(97)	0	0	(97)
	Included in other comprehensive income (before taxes)	(240)	529	(1,043)	(754)
	Balance at June 30, 2013	$2,820	$10,506	$24,549	$37,875

	Balance at April 1, 2012	$3,190	$8,021	$20,137	$31,348
	Total gains or losses (realized/unrealized):
	Included in earnings:
	Other-than-temporary impairment (1)	0	0	3,092	3,092
	Included in other comprehensive income (before taxes)	(31)	441	(159)	251
	Sales	0	0	(18,782)	(18,782)
	Balance at June 30, 2012	$3,159	$8,462	$4,288	$15,909

	Balance at January 1, 2013	$3,156	$9,550	$26,800	$39,506
	Total gains or losses (realized/unrealized):
	Included in earnings:
	Other-than-temporary impairment (1)	(97)	0	(388)	(485)
	Included in other comprehensive income (before taxes)	(239)	956	(1,863)	(1,146)
	Balance at June 30, 2013	$2,820	$10,506	$24,549	$37,875

	Balance at January 1, 2012	$3,430	$13,293	$0	$16,723
	Total gains or losses (realized/unrealized):
	Included in earnings:
	Other-than-temporary impairment (1)	(144)	0	3,092	2,948
	Included in other comprehensive income (before taxes)	(127)	(4,831)	(159)	(5,117)
	Sales	0	0	1,355	1,355
	Balance at June 30, 2012	$3,159	$8,462	$4,288	$15,909

(1)	Included in noninterest income, net realized gain on sale of securities.

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

The following tables present assets measured at fair value on a nonrecurring basis at June 30, 2013 and December 31, 2012, on the consolidated balance sheets and by the valuation hierarchy.

		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
Description	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$80,085	$0	$0	$80,085
Foreclosed assets	18,349	0	0	18,349
	$98,434	$0	$0	$98,434

		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$65,731	$0	$0	$65,731
Foreclosed assets	26,245	0	0	26,245
	$91,976	$0	$0	$91,976

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following table details the quantitative information about Level 3 fair value measurements:

	Fair Value at	Valuation		Range
Asset	June 30, 2013	Technique(s)	Unobservable Input	(Weighted Average)

Non-agency residential mortgage-		Discounted Cash Flow	Conditional repayment rate	10.4%
backed securities	$24,549		Loss severity	42.0%
			Conditional default rate	3.6%

Other structured financial products	10,506	Discounted Cash Flow	Credit default rates, call options and deferrals, waterfall structure, and covenants.	Varies by individual security, refer to Note 3

Other equity securities	2,820	Discounted Cash Flow	Timing of cash flows from dividends and terminal value	0.2x - 1.5x
				(.9x)

Impaired loans	80,085	Discounted Cash Flow	Timing of cash flows based upon current discount rates and terminal value	1.1% - 8.2%
				(4.0%)

Foreclosed assets	18,349	Discounted Cash Flow	Third party appraisals less estimated selling costs	0.0% - 100.0%
				(27.4%)

	Fair Value at	Valuation		Range
Asset	December 31, 2012	Technique(s)	Unobservable Input	(Weighted Average)

Non-agency residential mortgage-		Discounted Cash Flow	Conditional repayment rate	10.4%
backed securities	$26,800		Loss severity	43.8%
			Conditional default rate	3.6%

Other structured financial products	9,550	Discounted Cash Flow	Credit default rates, call options and deferrals, waterfall structure, and covenants.	Varies by individual security, refer to Note 3

Other equity securities	3,156	Discounted Cash Flow	Timing of cash flows from dividends and terminal value	0.2x - 1.5x
				(0.9x)

Impaired loans	65,731	Discounted Cash Flow	Timing of cash flows based upon current discount rates and terminal value	2.9% - 5.6%
				(4.2%)

Foreclosed assets	26,245	Discounted Cash Flow	Third party appraisals less estimated selling costs	0.0% - 100.0%
				(24.0%)

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

	June 30, 2013
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$367,902	$367,902	$367,902	$0	$0
Short-term investments	81,456	81,456	0	81,456	0
Investment securities	2,343,429	2,343,429	20,834	2,284,720	37,875
Restricted investment in bank stocks	150,749	150,749	0	150,749	0
Loans and leases	13,157,762	13,276,903	0	0	13,276,903
Derivatives	27,607	27,607	0	27,607	0
Financial liabilities:
Deposits	12,764,232	12,750,862	0	12,750,862	0
Short-term borrowings	706,065	706,065	0	706,065	0
FHLB borrowings	1,161,995	1,162,217	0	1,162,217	0
Long-term debt	489,002	488,894	0	488,894	0
Derivatives	58,146	58,146	0	58,146	0

	December 31, 2012
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$277,042	$277,042	$277,042	$0	$0
Short-term investments	119,176	119,176	0	119,176	0
Investment securities	2,577,901	2,577,901	21,266	2,517,129	39,506
Restricted investment in bank stocks	152,434	152,434	0	152,434	0
Loans and leases	12,894,741	12,954,918	0	0	12,954,918
Derivatives	25,915	25,915	0	25,915	0
Financial liabilities:
Deposits	12,580,046	12,544,069	0	12,544,069	0
Short-term borrowings	817,577	817,577	0	817,577	0
FHLB borrowings	1,199,062	1,200,358	0	1,200,358	0
Long-term debt	513,401	512,632	0	512,632	0
Derivatives	72,126	72,126	0	72,126	0

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

With these factors in mind, our 2013 financial goals are as follows:

Table 1
Key Susquehanna Financial Targets

	Updated	Original
	Target	Target
Net interest margin (FTE)	3.88%	3.90%
Loan growth	5.0%	5.0%
Deposit growth	5.0%	6.0%
Noninterest income growth	11.0%	8.0%
Noninterest expense growth	-1.0%	-2.0%
Effective tax rate	31.0%	32.0%

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

Results of Operations

Table 2
Summary of Second Quarter 2013 Compared to Second Quarter 2012, and Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013	2012	% Change	2013	2012	% Change
Net income	$45,648	$37,793	20.8%	$88,047	$61,266	43.7%
Net interest income	148,097	152,670	(3.0)	297,303	286,792	3.7
Provision for loan and lease losses	12,000	16,000	(25.0)	24,000	35,000	(31.4)
Non-interest income	49,076	39,811	23.3	91,720	79,326	15.6
Non-interest expense	119,738	121,475	(1.4)	237,467	241,830	(1.8)
Non-interest expense excluding
merger-related expense	119,738	118,157	1.3	237,467	227,033	4.6

	Additional information is as follows:

Table 3
Key Susquehanna Financial Measures

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2013	2012	2013	2012
	Diluted Earnings per Common Share	$0.24	$0.20	$0.47	$0.34
	Return on Average Assets	1.01%	0.85%	0.98%	0.72%
	Return on Average Shareholders' Equity	6.91%	5.99%	6.75%	5.04%
	Return on Average Tangible Shareholders' Equity (1)	14.30%	13.23%	14.09%	10.77%
	Efficiency Ratio (2)	59.57%	60.21%	59.86%	60.77%
	Net Interest Margin	3.88%	4.10%	3.92%	4.03%

(1)	Supplemental Reporting of Non-GAAP-based Financial Measurements.
(2)	Adjusted for merger-related expenses.

Return on average tangible equity is a non-GAAP-based financial measure calculated using non-GAAP amounts.  The most directly related comparable measure is return on average shareholders’ equity, which is calculated using GAAP-based amounts.  We calculate return on average tangible shareholders’ equity by excluding the balance of intangible assets and their related amortization expense from our calculation of return on average shareholders’ equity.  Management uses the return on average tangible shareholders’ equity in order to evaluate its business performance relative to the tangible capital supporting the ongoing business.  Management believes that this is a better measure of our performance.  In addition, this is consistent with the treatment by bank regulatory agencies, which excludes goodwill and other intangible assets from the calculation of risk-based capital ratios.  A reconciliation of return on average shareholders’ equity to return on average tangible shareholders’ equity is set forth as part of Table 4 below.

Table 4
Reconciliation of Non-GAAP Measures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Tangible Book Value per Common Share
End of period balance sheet data
Shareholders' equity	$2,644,940	$2,544,730	$2,644,940	$2,544,730
Goodwill and other intangible assets	(1,311,176)	(1,317,036)	(1,311,176)	(1,317,036)
Tangible common equity (numerator)	$1,333,764	$1,227,694	$1,333,764	$1,227,694

Common shares outstanding (denominator)	187,023	186,221	187,023	186,211
Tangible book value per common share	$7.13	$6.59	$7.13	$6.59

Return on Average Tangible Shareholders' Equity
Return on average shareholders' equity (GAAP basis)	6.91%	5.99%	6.75%	5.04%
Effect of excluding average intangible assets and related
amortization	7.39%	7.24%	7.34%	5.73%
Return on average tangible shareholders' equity	14.30%	13.23%	14.09%	10.77%

Efficiency Ratio
Other expense	$119,738	$121,475	$237,467	$241,830
Less: Merger related expenses	0	(3,318)	0	(14,797)
Noninterest operating expense (numerator)	$119,738	$118,157	$237,467	$227,033

Taxable-equivalent net interest income	$151,916	$156,416	$304,995	$294,253
Other income	49,076	39,811	91,720	79,326
Denominator	$200,992	$196,227	$396,715	$373,579
Efficiency ratio	59.57%	60.21%	59.86%	60.77%

Table 5
Distribution of Assets, Liabilities and Shareholders' Equity

Interest Rates and Interest Differential - Tax Equivalent Basis

	For the Three Month Period Ended			For the Three Month Period Ended
	June 30, 2013			June 30, 2012
	Average			Average
	Balance	Interest	Rate (%)	Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$106,740	$34	0.13	$100,861	$35	0.14
Investment securities:
Taxable	2,107,031	10,830	2.06	2,329,950	14,054	2.43
Tax-advantaged	396,960	5,478	5.54	374,282	5,571	5.99
Total investment securities	2,503,991	16,308	2.61	2,704,232	19,625	2.92
Loans and leases, (net):
Taxable	12,690,334	156,561	4.95	12,148,763	162,812	5.39
Tax-advantaged	419,794	5,326	5.09	378,950	5,134	5.45
Total loans and leases	13,110,128	161,887	4.95	12,527,713	167,946	5.39
Total interest-earning assets	15,720,859	178,229	4.55	15,332,806	187,606	4.92
Allowance for loan and lease losses	(179,273)			(190,095)
Other noninterest-earning assets	2,529,880			2,656,967
Total assets	$18,071,466			$17,799,678

Liabilities
Deposits:
Interest-bearing demand
Interest-bearing demand	$5,983,543	$4,219	0.28	$5,479,962	$5,292	0.39
Savings	1,080,427	294	0.11	1,004,829	332	0.13
Time	3,892,237	11,653	1.20	4,064,876	11,406	1.13
Short-term borrowings	728,497	2,154	1.19	726,309	2,179	1.21
FHLB borrowings	1,041,577	3,754	1.45	1,082,293	3,459	1.29
Long-term debt	496,240	4,239	3.43	686,492	8,522	4.99
Total interest-bearing liabilities	13,222,521	26,313	0.80	13,044,761	31,190	0.96
Demand deposits	1,911,667			1,921,629
Other liabilities	288,964			296,038
Total liabilities	15,423,152			15,262,428
Equity	2,648,314			2,537,250
Total liabilities & shareholders' equity	$18,071,466			$17,799,678
Net interest income / yield on
average earning assets		151,916	3.88		156,416	4.10
Taxable equivalent adjustment		(3,819)			(3,746)
Net interest income - as reported		$148,097			$152,670

Table 5
Distribution of Assets, Liabilities and Shareholders' Equity

Interest Rates and Interest Differential - Tax Equivalent Basis

	For the Six Month Period Ended			For the Six Month Period Ended
	June 30, 2013			June 30, 2012
	Average			Average
	Balance	Interest	Rate (%)	Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$108,037	$71	0.13	$103,722	65	0.13
Investment securities:
Taxable	2,154,321	22,256	2.08	2,248,264	27,844	2.49
Tax-advantaged	399,197	11,008	5.56	377,556	11,358	6.05
Total investment securities	2,553,518	33,264	2.63	2,625,820	39,202	3.00
Loans and leases, (net):
Taxable	12,596,683	313,413	5.02	11,606,955	308,032	5.34
Tax-advantaged	423,563	10,697	5.09	362,697	9,957	5.52
Total loans and leases	13,020,246	324,110	5.02	11,969,652	317,989	5.34
Total interest-earning assets	15,681,801	357,445	4.60	14,699,194	357,256	4.89
Allowance for loan and lease losses	(182,075)			(190,700)
Other noninterest-earning assets	2,551,682			2,528,732
Total assets	$18,051,408			$17,037,226

Liabilities
Deposits:
Interest-bearing demand	$5,939,576	$8,842	0.30	5,235,126	$11,009	0.42
Savings	1,064,741	572	0.11	967,164	661	0.14
Time	3,835,477	22,886	1.20	3,905,863	23,433	1.21
Short-term borrowings	772,910	4,306	1.12	684,218	4,301	1.26
FHLB borrowings	1,098,292	7,427	1.36	1,033,794	6,417	1.25
Long-term debt	502,356	8,475	3.40	680,107	17,182	5.08
Total interest-bearing liabilities	13,213,352	52,508	0.80	12,506,272	63,003	1.01
Demand deposits	1,915,046			1,804,764
Other liabilities	291,599			283,402
Total liabilities	15,419,997			14,594,438
Equity	2,631,411			2,442,788
Total liabilities & shareholders' equity	$18,051,408			$17,037,226
Net interest income / yield on
average earning assets		304,937	3.92		294,253	4.03
Taxable equivalent adjustment		(7,634)			(7,461)
Net interest income - as reported		$297,303			$286,792

Table 6
Changes in Net Interest Income - Tax Equivalent Basis

	Three months ended June 30, 2013			Six months ended June 30, 2013
	versus June 30, 2012			versus June 30, 2012
	Increase (Decrease)			Increase (Decrease)
	Due to Change in (1)			Due to Change in (1)
	Average	Average		Average	Average
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest Income
Other short-term investments	$2	$(3)	$(1)	$3	$3	$6
Investment securities:
Taxable	(1,254)	(1,969)	(3,223)	(1,137)	(4,451)	(5,588)
Tax-advantaged	334	(427)	(93)	616	(966)	(350)
Total investment securities	(920)	(2,396)	(3,316)	(521)	(5,417)	(5,938)
Loans (net of unearned income):
Taxable	7,212	(13,464)	(6,252)	24,801	(19,420)	5,381
Tax-advantaged	540	(348)	192	1,561	(821)	740
Total loans	7,752	(13,812)	(6,060)	26,362	(20,241)	6,121
Total interest-earning assets	$6,834	$(16,211)	$(9,377)	$25,844	$(25,655)	$189
Interest Expense
Deposits:
Interest-bearing demand	$457	$(1,530)	$(1,073)	$1,335	$(3,502)	$(2,167)
Savings	24	(62)	(38)	62	(151)	(89)
Time	(485)	732	247	(477)	(70)	(547)
Short-term borrowings	8	(33)	(25)	517	(512)	5
FHLB borrowings	(132)	427	295	407	603	1,010
Long-term debt	(2,009)	(2,274)	(4,283)	(3,845)	(4,862)	(8,707)
Total interest-bearing liabilities	(2,137)	(2,740)	(4,877)	(2,001)	(8,494)	(10,495)
Net Interest Income	$8,971	$(13,471)	$(4,500)	$27,845	$(17,161)	$10,684

(1)	Changes that are due in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes directly to volume and rate.

Net Interest Income-Taxable Equivalent Basis

                Our major source of operating revenues is net interest income, which decreased 3.0% to $148.1 million for the second quarter of 2013, as compared to $152.7 million for the same period in 2012. Net interest income as a percentage of net interest income plus noninterest income was 75.1% and 79.3%, respectively, for each of the quarters ended June 30, 2013 and June 30, 2012. For the six month period ended June 30, 2013, net interest income increased $10.5 million, or 3.7%, to $297.3 million, compared to $286.8 million recorded in the same period of 2012. Net interest income as a percentage of net interest income plus noninterest income was 76.4% and 78.3%, respectively, for the six month periods ended June 30, 2013 and 2012.

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

Table 5 presents average balances, taxable equivalent interest income and expense, and yields earned or paid on these assets and liabilities. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates.

The decrease of $4.5 million in our taxable equivalent net interest income for the second quarter of 2013, as compared to the second quarter of 2012, was primarily the result of a 22 basis point decrease in net interest margin.  The yield on interest-earning assets declined by 37 basis points, and the rate paid on interest-bearing liabilities declined by 16 basis points.  The greater decline in yield versus rate paid results from Susquehanna’s asset-sensitive balances sheet combined with a declining rate environment over the past twelve months.

The increase of $10.7 million in our taxable equivalent net interest income for the first six months of 2013, as compared to the first six months of 2012, was primarily the result of $1.0 billion increase in the average interest-earning assets, due mainly to the Tower acquisition versus the prior year having a greater impact that the $0.7 billion increase in average interest-bearing liabilities.  These increases in average volume were partially offset by an 11 basis point decline in net interest margin, as the yield earned on interest-earning assets declined 29 basis points, and the rate paid on interest-bearing liabilities declined 21 basis points, due to Susquehanna’s asset-sensitive balance sheet.

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

Net charge-offs for the second quarter of 2013 decreased to $9.8 million, or 0.30% of average loans and leases, when compared to net charge-offs for the second quarter of 2012 of $20.1 million, or 0.65% of average loans and leases. Net charge-offs for the six months ended June 30, 2013 decreased to $29.4 million, or 0.46% of average loans and leases, when compared to net charge-offs for the six months ended June 30, 2012 of $32.5 million, or 0.55% of average loans and leases. Nonaccrual loans declined significantly during this period, from $127.3 million at June 30, 2012 to $105.1 million at June 30, 2013. As a result, we decreased the provision for loan and lease losses from $35.0 million for the first six months of 2012 to $24.0 million for the first six months of 2013. In addition, on a linked-quarter basis, net charge-offs for the first quarter of 2013 were $19.6 million.

The allowance for loan and lease losses was 1.36% of period-end loans and leases, or $178.6 million, at June 30, 2013; 1.43% of period-end loans and leases, or $184.0 million, at December 31, 2012; and 1.51% of period-end loans and leases, or $190.6 million, at June 30, 2012. The allowance for loan and lease losses for Originated loans was 1.48% of period-end loans and leases, or $167.3 million, at June 30, 2013; 1.70% of period-end loans and leases, or $182.9 million, at December 31, 2012; and 1.85% of period-end loans and leases, or $189.4 million, at June 30, 2012.

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is appropriate to meet probable incurred loan and lease losses at June 30, 2013. There can be no assurance, however, that we will not sustain loan and lease losses in future periods that could be greater than the size of the allowance at June 30, 2013.

Table 7
Provision and Allowance for Loan and Lease Losses

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(Dollars in thousands)
Balance - beginning of period	$176,377	$194,730	$184,020	$188,100
Additions	12,000	16,000	24,000	35,000
Charge-offs:
Commercial, financial, and agricultural	(10,829)	(9,517)	(20,866)	(12,993)
Real estate - construction	(1,170)	(5,912)	(5,933)	(9,469)
Real estate secured - residential	(2,607)	(3,408)	(5,620)	(7,182)
Real estate secured - commercial	(842)	(4,928)	(5,445)	(10,449)
Consumer	(788)	(415)	(1,346)	(1,711)
Leases	(1,202)	(1,085)	(2,321)	(1,991)
Total charge-offs	(17,438)	(25,265)	(41,531)	(43,795)
Recoveries:
Commercial, financial, and agricultural	2,040	2,372	4,036	3,740
Real estate - construction	1,725	925	2,187	1,652
Real estate secured - residential	601	856	1,252	977
Real estate secured - commercial	2,083	443	2,805	3,693
Consumer	239	362	561	730
Leases	967	205	1,264	531
Total recoveries	7,655	5,163	12,105	11,323
Net charge-offs	(9,783)	(20,102)	(29,426)	(32,472)
Balance - end of period	$178,594	$190,628	$178,594	$190,628

Average loans and leases outstanding	$13,110,128	$12,527,713	$13,020,246	$11,969,652
Period-end loans and leases	13,157,762	12,585,912	13,157,762	12,585,912
Net charge-offs as a percentage of average loans
and leases (annualized)	0.30%	0.65%	0.46%	0.55%
Allowance as a percentage of period-end loans
and leases	1.36%	1.51%	1.36%	1.51%

Noninterest Income

	The following table presents a breakdown of Susquehanna's noninterest income.

Table 8
Noninterest Income

			% Change			% Change
	Three Months		2013	Six Months		2013
	Ended June 30,		vs.	Ended June 30,		vs.
	2013	2012	2012	2013	2012	2012
	Dollars in thousands
Service charges on deposit accounts	$9,347	$8,583	8.9%	$18,019	$16,257	10.8%
Vehicle origination and servicing fees	2,407	2,226	8.1	5,761	4,150	38.8
Wealth management commissions and fees	13,289	12,297	8.1	25,679	23,900	7.4
Commissions on property and casualty
insurance sales	4,360	3,930	10.9	8,902	8,987	(0.9)
Other commissions and fees	6,686	4,800	39.3	11,923	9,443	26.3
Income from bank-owned life insurance	1,520	1,631	(6.8)	3,028	3,103	(2.4)
Mortgage banking revenue	3,998	4,343	(7.9)	8,108	7,856	3.2
Net realized gain on sales of securities	(71)	1,361	(105.2)	(53)	1,602	(103.3)
Other	7,540	640	1,078.1	10,353	4,028	157.0
	$49,076	$39,811	23.3	$91,720	$79,326	15.6

     Second Quarter 2013 Compared to Second Quarter 2012

                Noninterest income, as a percentage of net interest income plus noninterest income, was 24.9% for the second quarter of 2013 and 20.7% for the second quarter of 2012.

Noninterest income increased $9.3 million, or 23.3%, for the second quarter of 2013, as compared to the second quarter of 2012. This net increase was primarily the result of the following:

•         Increased wealth management commissions and fees of $1.0 million;

•         Increased other commissions and fees of $1.9 million;

•         Decreased net realized gain on sale of securities of $1.4 million; and,

•         Increase other  of $6.9 million.

Wealth management commissions and fees. The 8.1% increase primarily is the result of increased fees related to the increased volume of assets under management.

Other commissions and fees.  The 39.3% increase is primarily the result of increased interest rate swap fees from our service to qualified customers enabling them to better manage their interest rate risk.

Net realized gain on sale of securities.  The 105.2% decrease results from other-than-temporary impairment charge of $97 thousand, partially offset by a gain of $26 thousand on the sale and call of securities with an aggregate book value of $77.1 million in 2013, compared to a $1.4 million gain on the sale and call of securities with an aggregate book value of $187.7 million in 2012.

Other.  The 1,078.1% increase resulted primarily from a one-time insurance death benefit of $2.7 million; a $1.4 million increase in capital markets income due to credit value adjustments; $0.6 million increase in cash surrender value of insurance policies; $0.6 million increase on gain from sale of Small Business Administration loans; $0.5 million increase in gain on sale of fixed assets; and, $0.4 million increase from gain on sale of Other Real Estate Owned.

     Six months ended June 30, 2013 compared to Six Months ended June 30, 2012

                Noninterest income, as a percentage of net interest income plus noninterest income, was 23.6% for the six-month period of 2013, and 21.7% for the six-month period of 2012.

                Noninterest income increased $12.4 million, or 15.6%, for the six-month period of 2013, as compared to the six-month period of 2012. This net increase was primarily the result of the following:

•         Increased service charges on deposit accounts of $1.8 million;

•         Increased vehicle origination and servicing fees of $1.6 million;

•         Increased wealth management commissions and fees of $1.8 million;

•         Increased other commissions and fees of $2.5 million;

•         Decreased net realized gain on sale of securities of $1.7 million; and,

•         Increased other  of $6.3 million.

                Service charges on deposit account. The 10.8% increase is primarily the result of recognizing a full six months, in 2013, of service charges on accounts acquired in the Tower transaction, compared to a quarter and one-half in 2012.

                Vehicle origination and servicing fees. The 38.8% increase is the result of lease production at our Hann subsidiary increasing $118.8 million due to expanded territories.

                Wealth management commissions and fees. The 7.4% increase primarily is the result of increased fees related to the acquisition of Tower trust accounts.

Other commissions and fees.  The 26.3% increase is primarily the result of increased interest rate swap fees from our service to qualified customers enabling them to better manage their interest rate risk.

Net realized gain on sale of securities.  The 103.3% decrease results from other-than-temporary impairment charges of $485 thousand, partially offset by a gain of $432 thousand on the sale and call of securities with an aggregate book value of $93.1 million in 2013, compared to a $1.8 million gain on the sale and call of securities with an aggregate book value of $224.9 million, partially offset by other-than-temporary impairment charges of $190 thousand, in 2012.

Other.  The 157.0% increase resulted primarily from a one-time insurance death benefit of $2.7 million; a $1.4 million increase in capital markets income due to credit value adjustments; $0.5 million increase in cash surrender value of insurance policies; $1.2 million increase on gain from sale of Small Business Administration  loans; and, $0.4 million increase in gain on sale of fixed assets.

Noninterest Expense

The following table presents a breakdown of Susquehanna's noninterest expense.

Table 9
Noninterest Expense

			% Change			% Change
	Three Months		2013	Six Months		2013
	Ended June 30,		vs.	Ended June 30,		vs.
	2013	2012	2012	2013	2012	2012
	Dollars in thousands
Salaries and employee benefits	$66,888	$64,524	3.7%	$129,922	$122,482	6.1%
Occupancy	11,154	11,725	(4.9)	22,369	22,536	(0.7)
Furniture and equipment	3,747	4,309	(13.0)	7,325	7,926	(7.6)
Professional and technology services	5,831	5,127	13.7	11,560	10,478	10.3
Advertising and marketing	2,369	3,287	(27.9)	5,572	6,341	(12.1)
FDIC insurance	4,541	4,769	(4.8)	8,339	9,947	(16.2)
Legal fees	1,810	1,907	(5.1)	3,680	3,960	(7.1)
Amortization of intangible assets	3,053	3,402	(10.3)	6,321	5,916	6.8
Vehicle lease disposal	1,313	1,745	(24.8)	2,603	3,580	(27.3)
Other	19,032	17,362	9.6	39,776	33,867	17.4
	119,738	118,157	1.3	237,467	227,033	4.6
Merger related	0	3,318	(100.0)	0	14,797	(100.0)
Total noninterest expenses	$119,738	$121,475	(1.4)	$237,467	$241,830	(1.8)

     Second Quarter 2013 Compared to Second Quarter 2012

                Noninterest expenses, excluding merger-related costs, increased $1.6 million, or 1.3%, from $118.2 million for the second quarter of 2012, to $119.7 million for the second quarter of 2013. This net increase was primarily the result of:

•         Increased salaries and employee benefits of $2.4 million;

•         Decreased advertising and marketing of $0.9 million; and,

•         Increased other noninterest expense of $1.7 million.

Salaries and employee benefits.  The 3.7% increase is the result of annual merit increases and increased incentive bonuses.

Advertising and marketing.  The 27.9% decrease is the result of additional expense in 2012 related to the Tower acquisition.

Other non-interest expenses.  The 9.6% increase is primarily the result of increased expenses relating to computer software maintenance and amortization, employee welfare, insurance, and Pennsylvania shares tax.

     Six Months ended June 30, 2013 Compared to Six Months ended June 30, 2012

                Noninterest expenses, excluding merger-related costs, increased $10.4 million, or 4.6%, from $227.0 million for the six-month period of 2012, to $237.5 million for the six-month period of 2013. This net increase was primarily the result of:

•         Increased salaries and employee benefits of $7.4 million;

•         Decreased FDIC insurance of $1.6 million; and,

•         Increased other noninterest expense of $5.9 million.

Salaries and employee benefits.  The 6.1% increase is the result of recognizing a full two quarters, in 2013, of salary and benefit expense on employees acquired in the Tower transaction, compared to one and one-half quarter in 2012, increased incentive bonus, and annual merit increases.

FDIC insurance.  The 16.2% decrease is the result of increasingly positive earnings and credit factors, and one-time refunds of prior period expense.

Other non-interest expenses.  The 17.4% increase is primarily the result of increased expenses relating to computer software maintenance and amortization, employee welfare, operating risk loss, and Pennsylvania shares tax, resulting from the Tower acquisition in February 2012.

Income Taxes

Our effective tax rate for the three and six month reporting period ended June 30, 2013 was 30.2% and 31.0%, respectively.  Our effective tax rate for the three and six month reporting period ended June 30, 2012 was 31.3% and 31.4%, respectively.  The decrease in tax rate was due to the amount of tax-advantaged income relative to total income for the three and six months ended June 30, 2013, as compared to the tax-advantaged income relative to total income for the three and six months ended June 30, 2012.  The estimated annual effective rates for the reporting periods ended June 30, 2013 and June 30, 2012 were impacted by the level of permanent differences, including tax-advantaged income, resulting in an effective rate below statutory rates for the interim reporting periods.

Financial Condition
Table 10
Summary of June 30, 2013 Compared to December 31, 2012

	June 30,	December 31,
	2013	2012	% Change
Total assets	$18,083,039	$18,037,667	0.3%
Investment securities available for sale	2,343,429	2,577,901	(9.1)
Loans and leases	13,157,762	12,894,741	2.0
Deposits	12,764,232	12,580,046	1.5
Shareholders' equity	2,644,940	2,595,909	1.9
Book value per common share	14.14	13.92	1.6
Tangible book value per common share	7.13	6.88	3.6

Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

                At June 30, 2013, we had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 11. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

Securities Available for Sale

                Securities available for sale decreased 9.1%, or $234.5 million from December 31, 2012 resulting from a strategic decision not to purchase securities in most of the first half of 2013 due to the low interest rate environment and reasonable loan demand.  As interest rates increase, Susquehanna anticipates increasing the volume of securities purchases.  For additional information about our investment securities portfolio, refer to “Note 3. Investment Securities” and “Note 13. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

Loans and Leases

                Total loans and leases increased 2.0%, or $263.0 million, from December 31, 2012 to June 30, 2013.  For additional information about our loan portfolio, refer to “Note 4. Loans and Leases” to the financial statements appearing in Part I, Item 1, of this report.

Risk Assets

Table 11
Risk Assets

	June 30	December 31,
	2013	2012
	(Dollars in thousands)
Non-performing assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$10,810	$10,464
Real estate - construction	13,243	14,817
Real estate secured - residential	31,945	28,440
Real estate secured - commercial	48,010	42,621
Consumer	40	43
Leases	1,062	1,382
Total nonaccrual loans and leases	105,110	97,767
Foreclosed real estate	18,349	26,245
Total non-performing assets	$123,459	$124,012

Total non-performing assets as a percentage of period-end
loans and leases and foreclosed real estate	0.94%	0.96%
Allowance for loan and lease losses as a percentage of
nonaccrual loans and leases	170%	188%

Loans contractually past due 90 days and still accruing	$7,203	$8,209
Troubled debt restructurings	63,822	67,775

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

                As a result of the application of the accounting guidance to Tower’s loan portfolios, certain credit-related ratios of the Company, including, for example, the growth rate in the ratio of non-performing assets since December 31, 2012, may not necessarily be directly comparable with periods prior to the merger or with credit-related ratios of other financial institutions.

Nonperforming assets decreased from $124.0 million at December 31, 2012, to $123.5 million at June 30, 2013. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate decreased from 0.96% at December 31, 2012 to 0.94% at June 30, 2013, and troubled debt restructurings decreased $4.0 million, from $67.8 million at December 31, 2012 to $63.8 million at June 30, 2013.

                Of the $259.5 million of impaired loans (nonaccrual, non-consumer loan relationships greater than $0.75 million plus accruing restructured loans),  $166.3 million, or 64.1%, had no related reserve (refer to “Note 4. Loans and Leases – Impaired Loans” to the financial statements appearing in Part I, Item 1, of this report.) The determination that no related reserve for collateral-dependent loans was required was based on the net realizable value of the underlying collateral less costs to sell.

At June 30, 2013, real estate – construction loans comprised only 5.8% of our total loan and lease portfolio, but accounted for 12.6% of nonaccrual loans and leases and 13.2% of our allowance for loan and lease losses. In addition, for the three-month and six-month period ended June 30, 2013, this loan type accounted for -5.7%, and 12.7%, respectively, of total net charge-offs.  As a result, we consider real estate - construction loans to be higher-risk loans. Additional information about our real estate – construction loan portfolio is presented in Tables 12, 13, and 14. Categories within these tables are defined as follows:

•         Construction loans – loans used to fund vertical construction for residential and non-residential structures;

•         Land development loans – loans secured by land for which the approvals for site improvements have been obtained, the site improvements are in progress, or the site improvements have been completed; and

•         Raw land – loans secured by land for which there are neither approvals nor site improvements.

Table 12
Construction, Land Development, and Other Land Loans - Portfolio Status

	Balance at		Past Due	Past Due		Other		Net
	June 30,	% of Total	30-89	90 Days and	Non	Internally		Charge-
Category	2013	Construction	Days	Still Accruing	Accrual	Monitored	(1)	Offs (2)	Reserve	(3)
	(Dollars in thousands)
1-4 Family:
Construction	$153,460	19.9%	0.7%	0.0%	2.5%	14.6%		0.9%	3.8%
Land development	196,576	25.6	0.0	0.1	0.3	18.2		0.3	3.1
Raw land	1,108	0.1	0.0	0.0	0.0	0.0		63.1	0.7
	351,144	45.6	0.3	0.1	1.2	16.6		1.1	3.4
All Other:
Construction:
Investor	192,933	25.1	0.0	0.0	2.2	8.7		3.3	2.3
Owner-occupied	42,640	5.5	0.0	0.0	1.3	0.0		0.0	2.6
Land development:
Investor	139,312	18.1	0.5	0.0	2.8	32.8		(0.2)	3.7
Owner-occupied	15,387	2.0	0.0	0.0	0.0	17.8		1.1	3.2
Raw land:
Investor	27,428	3.6	2.1	0.7	0.6	12.8		(1.0)	1.7
Owner-occupied	877	0.1	0.0	0.0	7.9	0.0		0.0	1.1
	418,577	54.4	0.3	0.1	2.1	16.4		1.5	2.8
Total	$769,721	100.0	0.3	0.1	1.7	16.5		1.3	3.1

(1)	Represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list, excluding non-accrual and past-due loans reflected in the prior three columns.
(2)	Represents the amount of net charge-offs in each category for the last six months divided by the category loan balance at June 30, 2013 plus the net charge-offs.
(3)	Represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at June 30, 2013.

Table 13
Construction, Land Development, and Other Land Loans - Collateral Locations

	Balance at	Geographical Location by %
Category	June 30, 2013	Maryland	New Jersey	Pennsylvania	Other
	(Dollars in thousands)
1-4 Family:
Construction	$153,460	48.2%	3.3%	43.3%	5.3%
Land development	196,576	39.1	4.0	40.2	16.8
Raw land	1,108	0.0	8.3	91.7	0.0
	351,144	42.9	3.7	41.7	11.7
All Other:
Construction:
Investor	192,933	50.7	10.8	36.1	2.5
Owner-occupied	42,640	31.0	2.4	66.7	0.0
Land development:
Investor	139,312	23.2	4.8	55.1	16.9
Owner-occupied	15,387	38.2	0.0	61.8	0.0
Raw land:
Investor	27,428	16.3	1.2	79.6	2.9
Owner-occupied	877	47.9	0.0	52.1	0.0
	418,577	36.8	6.9	49.4	7.0
Total	$769,721	39.6	5.4	45.9	9.1

Table 14
Construction, Land Development, and Other Land Loans - Portfolio Characteristics

			Global Debt
		Balance at	Coverage Ratio	Average Loan to
	Category	June 30, 2013	Less than 1.1 Times (1)	Value (current)
		(Dollars in thousands)
	1-4 Family:
	Construction	$153,460	10.9%	82.1%
	Land development	196,576	15.1	72.1
	Raw land	1,108	0.0	60.2
		351,144	13.4	78.1
	All Other:
	Construction:
	Investor	192,933	19.2	80.2
	Owner-occupied	42,640	10.8	52.5
	Land development:
	Investor	139,312	18.8	78.4
	Owner-occupied	15,387	59.9	95.1
	Raw land:
	Investor	27,428	14.8	91.2
	Owner-occupied	877	0.0	85.7
		418,577	20.0	78.4
		$769,721	16.3	78.2

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

We believe that we are well-equipped to evaluate the guarantors of loans. More than half of our commercial real estate borrowers have been our customers for over ten years and in the market for at least fifteen years. Most of our lenders have been lenders within their specific markets for fifteen or more years, and those whose experience is less than that time period are supervised by people who have the experience. Therefore, we have a strong historical perspective as to how borrowers performed in the last major recession of 1988 to 1993. For those borrowers/guarantors that do not have the history dating back to the last major recession, third-party credit checks are used to determine their history and, when appropriate, how they have performed when real estate projects have not gone as expected.

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

Deposits

                Total deposits increased 1.5%, or $184.2 million, from December 31, 2012 to June 30, 2013. Within this category, core deposits such as demand, interest-bearing demand, and savings increased 0.6%.

                Time deposits less than $0.1 million decreased 4.9%, or $109.7 million, from December 31, 2012 to June 30, 2013. This decrease, in part, reflects the results of our continuing plan to improve our mix of deposits by allowing high-cost, single-service certificates of deposit to run off.  However, we also want to maintain market share at appropriate levels, and we will monitor and manage this portfolio to avoid excessive runoff.  Time deposits greater than $0.1 million increased 16.4%, or $242.6 million, from December 31, 2012 to June 30, 2013.  For additional information about deposits, refer to “Note 7. Deposits” to the financial statements appearing in Part I, Item I, of this report.

Shareholders’ Equity

Total shareholders’ equity increased $49.0 million, or 1.9%, during the first six months of 2013.  The primary components of the change were net income of $88.0 million, offset by dividends paid to shareholders of $14.9 million, or $.08 per share, and a $28.7 million negative adjustment to accumulated other comprehensive income resulting from decreased fair value of available for sale securities, due to market interest rate increases in the latter half of the second quarter.

Capital Adequacy

Capital elements are segmented into two tiers.  Tier I capital represents shareholders’ equity plus junior subordinated debentures, reduced by excludable intangibles. Tier 2 capital represents certain allowable long-term debt, the portion of the allowance for loan and lease losses and the allowance for credit losses on off-balance-sheet credit exposures equal to 1.25% of risk-adjusted assets, and 45% of the unrealized gain on equity securities. The sum of Tier I capital and Tier 2 capital is “total risk-based capital.” Tier I common and tangible common equity include only common equity.

On July 2, 2013, the Board of Governors of the Federal Reserve System approved final rules relating to the implementation of revised capital standards to reflect the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as the Basel III international capital standards. The rules are effective as of January 1, 2014 but have a mandatory compliance date of January 1, 2015 for Susquehanna.

Consistent with the international Basel framework, the rules include a new minimum ratio of common equity tier I capital to risk-weighted assets of 4.5 percent and a common equity tier I capital conservation buffer of 2.5 percent of risk-weighted assets that will apply to all supervised financial institutions. The rules also raise the minimum ratio of tier I capital to risk-weighted assets from 4 percent to 6 percent and include a minimum leverage ratio of 4 percent for all banking organizations. In addition, for the largest, most internationally active banking organizations, which do not include Susquehanna, the final rules include a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures.

The final rules emphasize common equity tier I capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The final rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. These changes to the risk-weighted assets calculation will be effective from January 1, 2015 and would likely lead to an increase in our risk-weighted assets, which in some cases could be significant.

The final rules also establish a more conservative standard for including as tier I capital for bank holding companies such as Susquehanna an instrument such as trust preferred securities. Such bank holding companies must begin to phase-out these instruments as capital on January 1, 2015. Susquehanna will be allowed to include only 25 percent of its $155.0 million in outstanding trust preferred securities as of January 1, 2015, and 0 percent as of January 1, 2016, and thereafter.

Based on a preliminary analysis of the new rules, management believes that it would be fully compliant with the revised standards as of June 30, 2013 if they were effective on that date.

Susquehanna actively reviews its capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. At June 30, 2013, the capital ratios of Susquehanna exceed the “well-capitalized” thresholds under the current capital requirements. The capital ratios as computed under the existing regulatory guidance are as follows:

Table 15
Susquehanna Capital Ratios

			Well-capitalized
		At June 30, 2013	Threshold
	Tangible Common Ratio (1)	8.21%	N/A
	Tier 1 Common Ratio	10.41%	N/A
	Leverage Ratio	9.42%	5.0%
	Tier 1 Capital Ratio	11.54%	6.0%
	Total Risk-based Capital Ratio	12.94%	10.0%

(1)	Includes deferred tax liability of $46.1 million associated with intangibles.

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

Liquidity Risk

                The maintenance of adequate liquidity – the ability to meet the cash requirements of our customers and other financial commitments – is a fundamental aspect of our asset/liability management strategy.  Our policy of diversifying our funding sources – purchased funds, repurchase agreements, and deposit accounts – allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time.  Our bank subsidiary has approximately $2.4 billion available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh at June 30, 2013 and December 31, 2012, respectively. In addition, at June 30, 2013 and December 31, 2012, we had unused federal funds lines of $1.1 billion and $1.0 billion, respectively, and aggregate brokered certificates of deposits of only $505.3 million and $392.8 million, respectively.

                In addition, we have pledged certain auto leases, certain auto loans, certain commercial finance leases, and certain investment securities to obtain collateralized borrowing availability at the Federal Reserve’s Discount Window.  At June 30, 2013 and December 31, 2012, we had unused collateralized availability of $1.4 billion and $1.1 billion, respectively.

                Liquidity, however, is not entirely dependent on increasing our liability balances.  Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $30.8 million and $39.6 million, respectively, at June 30, 2013 and December 31, 2012, and represented additional sources of liquidity.

                Management believes these sources of liquidity are sufficient to support our banking operations for the foreseeable future.

 Interest Rate Risk

                The management of interest rate risk focuses on controlling the risk to net interest income and the associated net interest margin as the result of changing market rates and spreads. Interest rate risk sensitivity is the by-product of the matching or mismatching of the repricing and rate structure of interest-bearing assets and liabilities. Our goal is to manage this exposure within Board approved risk-tolerance limits.

                We employ a variety of methods to measure interest rate risk. These methods include basic gap analysis, which points to directional exposure; routine rate shocks simulation; and the evaluation of the change in the economic value of equity. Board directed limits have been adopted for both the rate shock simulations and economic value of equity exposure. By dividing the assets and liabilities into three groups – fixed rate, floating rate, and those which reprice only at our discretion – strategies are developed to control the exposure to interest rate fluctuations.

                Static gap analysis reports the difference between interest-rate sensitive assets and liabilities at a specific point in time.  Management uses the static gap methodology to identify our directional interest-rate risk.  Our estimated cumulative one year interest-rate sensitivity gap positions (asset sensitive) as calculated as of June 30, 2013 and December 31, 2012 were 2% and 6% of total assets, respectively.  These estimates include anticipated prepayments on commercial and residential loans, and mortgage-backed securities, in addition to certain repricing assumptions relative to our core deposits.  Traditionally, an institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive.  An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates.  Static gap analysis is widely accepted because of its simplicity in identifying interest rate risk exposure; but it ignores market spread adjustments, the changing mix of the balance sheet, planned balance sheet management strategies, and the change in prepayment assumptions.

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

                Changes in market rates and general economic conditions impact our organization’s mortgage-backed security portfolio.  Savings and checking deposits generally may be withdrawn upon the customer's request without prior notice.  A continuing relationship with customers resulting in future deposits and withdrawals is generally predictable, resulting in a dependable source of funds.  Time deposits generally have early withdrawal penalties, while term FHLB borrowings and subordinated notes have prepayment penalties, which discourage customer withdrawal of time deposits.

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

                Our policy, as approved by our Board of Directors, is designed so that we experience no more than a maximum level of decline in net interest income and economic value of equity for various interest rate shock (immediate change) scenarios.  The assumptions used for the interest rate shock analysis are reviewed and updated quarterly.  The following table summarizes the estimated impact that immediate upward changes in interest rates might have on the risk to our net interest income and economic equity.

	Net Interest Income		Economic Value of Equity
	+100bp	+200bp	+100bp	+200bp
June 30, 2013	2.1%	5.3%	0.3%	0.9%
December 31, 2012	1.6%	4.5%	0.9%	1.5%
Risk-tolerance	-7.5%	-10.0%	-15.0%	-25.0%

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

        For additional information about our derivative financial instruments, refer to “Note 13. Derivative

Financial Instruments” and “Note 15. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

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

                To avoid the costs, risks and uncertainties inherent in litigation and without admitting any of the allegations in the complaint, Susquehanna in good faith participated in mediation with plaintiffs’ counsel and as a result of negotiations following from the mediation, on December 20, 2012, Susquehanna and counsel for plaintiffs entered into a Summary Agreement agreeing to settle the suit for $3,680,000, subject to preliminary and final approval of the settlement and dismissal of the action with prejudice by the Court.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

                None.

Item 4. Mine Safety Disclosures

                Not applicable.

Item 5. Other Information.

                None.

Item 6. Exhibits.†

The Exhibits filed as part of this report are as follows:

3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Quarterly Report on Form 10-Q, filed August 8, 2011.

3.2	Amended and Restated By-Laws, dated February 24, 2011, incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.

10.1	Susquehanna Bancshares, Inc. 2013 Omnibus Equity Compensation Plan, incorporated by reference to Annex A to Susquehanna's Proxy Statement on Schedule 14-A, filed March 22, 2013.

10.2	Form of Restricted Stock Unit Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan)

10.3	Form of Performance Stock Unit Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan)

10.4	Form of Nonqualified Stock Option Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan)

10.5	Form of Restricted Stock Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications are filed herewith as Exhibit 32.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

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

                                                                                            SUSQUEHANNA BANCSHARES, INC.

August 2, 2013                                                                 /s/ William J. Reuter                                                                                                                                                                                                                      William J. Reuter

                                                                                            Chairman and Chief Executive Officer

August 2, 2013                                                                 /s/ Drew K. Hostetter

                                                                                          Drew K. Hostetter

                                                                                    Executive Vice President and Chief

                                                                                            Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Quarterly Report on Form 10-Q, filed August 8, 2011.

3.2	Amended and Restated By-Laws, dated February 24, 2011, incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.

10.1	Susquehanna Bancshares, Inc. 2013 Omnibus Equity Compensation Plan, incorporated by reference to Annex A to Susquehanna's Proxy Statement on Schedule 14-A, filed March 22, 2013.

10.2	Form of Restricted Stock Unit Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan)

10.3	Form of Performance Stock Unit Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan)

10.4	Form of Nonqualified Stock Option Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan)

10.5	Form of Restricted Stock Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications are filed herewith as Exhibit 32.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document