Form 10-Q
period 2013-09-30
SUSQUEHANNA BANCSHARES INC
filed 2013-11-05
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

or

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

Yes  ☐    No  ☒

As of October 28, 2013, there were 187,239,664 shares of the registrant’s common stock outstanding, par value $2.00 per share.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
	2013	2012
	(in thousands, except share data)
Assets
Cash and due from banks	$377,730	$277,042
Unrestricted short-term investments	30,663	39,550
Cash and cash equivalents	408,393	316,592
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle
obligations of the consolidated variable interest entities	2,138	4,423
Restricted short-term investments	44,928	75,203
Securities available for sale	2,483,375	2,577,901
Restricted investment in bank stocks	160,787	152,434
Loans and leases, net of deferred costs and fees	13,300,309	12,728,082
Loans held by consolidated variable interest entities that can be used only to settle obligations of the
consolidated variable interest entities	76,145	166,659
Less: Allowance for loan and lease losses	166,740	184,020
Net loans and leases	13,209,714	12,710,721
Premises and equipment, net	189,096	188,983
Other real estate and foreclosed assets	18,729	31,017
Accrued interest receivable	41,715	40,304
Bank-owned life insurance	449,419	450,270
Goodwill	1,275,439	1,270,359
Intangible assets with finite lives	33,666	41,332
Deferred income tax assets	7,921	4,685
Other assets	155,830	173,443
Total Assets	$18,481,150	$18,037,667
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$1,871,461	$1,973,664
Interest-bearing	10,850,224	10,606,382
Total deposits	12,721,685	12,580,046
Federal Home Loan Bank short-term borrowings	1,510,000	1,098,000
Other short-term borrowings	688,456	817,577
Federal Home Loan Bank long-term borrowings	83,272	101,062
Other long-term debt	250,229	251,021
Junior subordinated debentures	154,983	154,927
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to
Susquehanna’s general credit	52,592	107,453
Accrued interest, taxes, and expenses payable	101,040	81,808
Deferred income tax liabilities	52,214	14,475
Other liabilities	187,331	235,389
Total Liabilities	15,801,802	15,441,758
Shareholders’ equity:
Common stock, $2.00 par value, 400,000,000 shares authorized; Issued: 187,491,129 at
September 30, 2013, and 186,811,642 at December 31, 2012	374,982	373,623
Treasury stock, at cost, 265,858 at September 30, 2013, and 257,556 at December 31, 2012	(1,918)	(1,850)
Additional paid-in capital	1,651,382	1,645,958
Retained earnings	717,850	615,436
Accumulated other comprehensive loss, net of taxes of $34,983 and $20,672, respectively	(62,948)	(37,258)
Total Shareholders’ Equity	2,679,348	2,595,909
Total Liabilities and Shareholders’ Equity	$18,481,150	$18,037,667

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$155,596	$163,979	$475,926	$478,483
Securities:
Taxable	10,641	12,277	30,584	38,025
Tax-exempt	3,527	3,620	10,682	11,003
Dividends	1,297	1,157	3,609	3,252
Short-term investments	16	36	87	101
Total interest income	171,077	181,069	520,888	530,864
Interest Expense:
Deposits:
Interest-bearing demand and savings	4,190	5,091	13,604	16,761
Time	10,229	12,085	33,115	35,518
Federal Home Loan Bank short-term borrowings	3,915	3,245	10,738	9,302
Other short-term borrowings	2,242	2,206	6,548	6,507
Federal Home Loan Bank long-term borrowings	284	308	888	668
Other long-term debt	4,268	8,992	12,743	26,174
Total interest expense	25,128	31,927	77,636	94,930
Net interest income	145,949	149,142	443,252	435,934
Provision for loan and lease losses	5,000	16,000	29,000	51,000
Net interest income, after provision for loan and lease losses	140,949	133,142	414,252	384,934
Noninterest Income:
Service charges on deposit accounts	9,514	9,013	27,533	25,270
Vehicle origination and servicing fees	2,907	2,470	8,668	6,620
Wealth management commissions and fees	12,606	11,923	38,285	35,823
Commissions on property and casualty insurance sales	3,872	3,158	12,774	12,145
Other commissions and fees	5,276	5,387	17,199	14,830
Income from bank-owned life insurance	1,493	1,726	4,521	4,868
Mortgage banking revenue	2,237	5,113	10,345	12,969
Net realized (loss) gain on sales of securities	2	31	(51)	1,633
Other	3,436	4,840	13,789	8,829
Total noninterest income	41,343	43,661	133,063	122,987
Noninterest Expenses:
Salaries and employee benefits	61,879	62,236	191,801	184,718
Occupancy	11,352	11,350	33,721	33,886
Furniture and equipment	3,661	3,823	10,986	11,749
Professional and technology services	7,173	4,916	18,733	14,591
Advertising and marketing	3,092	2,947	8,664	9,288
FDIC insurance	5,421	5,275	13,760	15,222
Legal fees	1,774	2,012	5,454	5,972
Amortization of intangible assets	2,502	3,337	8,823	9,253
Vehicle lease disposal	1,193	1,401	3,796	4,981
Merger related	0	1,500	0	16,297
Loss on extinguishment of debt	0	5,451	0	5,451
Other	19,654	18,662	59,430	53,332
Total noninterest expenses	117,701	122,910	355,168	364,740
Income before income taxes	64,591	53,893	192,147	143,181
Provision for income taxes	20,300	17,161	59,809	45,183
Net Income	$44,291	$36,732	$132,338	$97,998
Earnings per common share:
Basic	$0.24	$0.20	$0.71	$0.54
Diluted	$0.24	$0.20	$0.70	$0.54
Cash dividends per common share	$0.08	$0.06	$0.16	$0.14
Average common shares outstanding:
Basic	187,096	186,214	186,840	181,735
Diluted	188,109	187,004	187,816	182,487
The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net Income	$44,291	$36,732	$132,338	$97,998

Other comprehensive income:

Change in unrealized gain (loss) on securities available for sale	3,144	20,905	(56,148)	27,699
Tax effect and reclassification adjustment	(1,151)	(7,570)	20,206	(10,060)
	1,993	13,335	(35,942)	17,639

Non-credit related unrealized gain on other-than-temporarily
impaired debt securities	237	136	378	1,877
Tax effect	(87)	(50)	(139)	(688)
	150	86	239	1,189

Change in unrealized gain (loss) on cash flow hedges	1,309	(2,614)	15,795	(6,389)
Tax effect	(478)	955	(5,765)	2,250
	831	(1,659)	10,030	(4,139)

Adjustment to postretirement benefit obligations	0	0	(26)	0
Tax effect	0	0	9	0
	0	0	(17)	0

Total other comprehensive income (loss)	2,974	11,762	(25,690)	14,689
Total comprehensive income	$47,265	$48,494	$106,648	$112,687

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
	2013	2012
	(in thousands)
Cash Flows from Operating Activities:
Net income	$132,338	$97,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	40,157	37,839
Provision for loan and lease losses	29,000	51,000
Realized loss (gain) on available-for-sale securities, net	51	(1,633)
Deferred income tax expense	49,433	20,485
Gain on sale of loans and leases	(11,422)	(14,084)
Gain on sale of foreclosed assets	(519)	(2,681)
Loss on sale of fixed assets	428	0
Mortgage loans originated for sale	(412,448)	(404,902)
Proceeds from sale of mortgage loans originated for sale	437,937	404,473
Increase in cash surrender value of bank-owned life insurance	(6,638)	(4,347)
Increase in accrued interest receivable	(1,411)	(2,511)
(Decrease) increase in accrued interest payable	(129)	2,514
Increase (decrease) in accrued expenses and taxes payable	19,361	(17,841)
Other, net	(23,249)	24,112
Net cash provided by operating activities	252,889	190,422
Cash Flows from Investing Activities:
Net decrease (increase) in restricted short-term investments	32,560	(4,686)
Activity in available-for-sale securities:
Sales	33,765	161,668
Maturities, repayments, and calls	512,267	501,105
Purchases	(522,871)	(991,689)
Net increase in restricted investment in bank stock	(8,353)	(4,277)
Net increase in loans and leases	(549,855)	(304,561)
Purchase of bank-owned life insurance	(6,050)	(4,087)
Proceeds from bank-owned life insurance	13,539	6,366
Proceeds from sale of foreclosed assets	16,845	29,147
Acquisitions	0	(2,487)
Additions to premises and equipment, net	(12,360)	(6,619)
Net cash used in investing activities	(490,513)	(620,120)
Cash Flows from Financing Activities:
Net increase in deposits	141,639	360,535
Net (decrease) increase in other short-term borrowings	(129,121)	138,723
Net increase in short-term FHLB borrowings	412,000	100,000
Repayment of long-term FHLB borrowings	(16,231)	(13,028)
Proceeds from issuance of long-term debt	0	150,000
Repayment of long-term debt	(55,653)	(214,006)
Proceeds from issuance of common stock	6,783	5,644
Purchase of treasury stock	(68)	(105)
Cash dividends paid	(29,924)	(25,284)
Net cash provided by financing activities	329,425	502,479
Net change in cash and cash equivalents	91,801	72,781
Cash and cash equivalents at January 1	316,592	332,145
Cash and cash equivalents at September 30	$408,393	$404,926
Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$77,765	$92,416
Income tax (refunds) payments	(22,440)	18,607
Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	$11,693	$27,490
The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements Of Changes In Shareholders’ Equity (Unaudited)
(In thousands, except share data)

						Accumulated
	Shares of			Additional		Other
	Common	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2012	157,067,887	$314,136	$(1,263)	$1,397,152	$525,657	$(46,054)	$2,189,628
Total comprehensive income					97,998	14,689	112,687
Issuance of common stock in Tower Bancorp, Inc. acquisition	30,760,933	61,522		240,590			302,112
Retirement of common stock related to acquired employee benefit plans	(1,861,580)	(3,723)		3,723			0
Issuance of common stock and share-based awards under employee
benefit plans	709,012	1,417		4,227			5,644
Treasury stock purchased			(105)				(105)
Cash dividends paid on common stock ($0.14 per share)					(25,284)		(25,284)
Balance at September 30, 2012	186,676,252	$373,352	$(1,368)	$1,645,692	$598,371	$(31,365)	$2,584,682

Balance at January 1, 2013	186,811,642	$373,623	$(1,850)	$1,645,958	$615,436	$(37,258)	$2,595,909
Total comprehensive income					132,338	(25,690)	106,648
Issuance of common stock and share-based awards under employee
benefit plans	679,487	1,359		5,424			6,783
Treasury stock purchased			(68)				(68)
Cash dividends paid on common stock ($0.16 per share)					(29,924)		(29,924)
Balance at September 30, 2013	187,491,129	$374,982	$(1,918)	$1,651,382	$717,850	$(62,948)	$2,679,348

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 1. Summary of Significant Accounting Policies

The information contained in this report is unaudited.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information.  Certain prior-year amounts have been reclassified to conform to current period classifications and those reclassifications are not material to previously issued financial statements.  In the opinion of management, the information reflects all normal recurring adjustments necessary for a fair statement of results for the three and nine months ended September 30, 2013 and 2012. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three-month and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

In July 2013, FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.  This ASU permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to U.S. Treasury interest rates and the London Interbank Offered Rate.  The amendment also removes the restriction on using different benchmark rates for similar hedges.  The adoption of this guidance, in the third quarter of 2013, did not have a material impact on results of operations, financial condition, or disclosures.  For more information, refer to Note 15.  Fair Value Disclosures.

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

There were no merger-related expenses incurred during the three and nine month periods ending September 30, 2013.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Abington	Tower	Total	Abington	Tower	Total
Salaries and employee benefits	$2	$489	$491	$2	$3,544	$3,546
Consulting	2	403	405	68	4,546	4,614
Legal	193	152	345	372	1,471	1,843
Branch writeoffs	0	0	0	0	1,371	1,371
Net occupancy and equipment	0	0	0	0	2,840	2,840
All other	170	89	259	805	1,278	2,083
	$367	$1,133	$1,500	$1,247	$15,050	$16,297

Pro Forma Condensed Combined Financial Information

If the Tower acquisition had been completed on January 1, 2012, total revenue, net of interest expense, would have been approximately $573.8 million for the nine months ended September 30, 2012, and net income from continuing operations would have been approximately $98.1 million for the same period.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 3. Investment Securities

The amortized cost and fair values of investment securities at September 30, 2013 and December 31, 2012 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At September 30, 2013	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Government agencies	$85,149	$523	$479	$85,193
Obligations of states and political subdivisions	390,752	14,356	3,830	401,278
Agency residential mortgage-backed securities	1,879,504	18,135	12,829	1,884,810
Non-agency residential mortgage-backed securities	24,106	70	580	23,596
Commercial mortgage-backed securities	10,173	319	0	10,492
Other structured financial products	25,049	0	13,605	11,444
Other debt securities	43,135	323	629	42,829
	2,457,868	33,726	31,952	2,459,642
Other equity securities	24,199	439	905	23,733
Total available-for-sale securities	$2,482,067	$34,165	$32,857	$2,483,375

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At December 31, 2012	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Government agencies	$113,367	$1,041	$0	$114,408
Obligations of states and political subdivisions	403,487	32,585	295	435,777
Agency residential mortgage-backed securities	1,843,511	37,104	53	1,880,562
Non-agency residential mortgage-backed securities	29,428	2	1,980	27,450
Commercial mortgage-backed securities	38,847	1,533	0	40,380
Other structured financial products	25,011	0	15,461	9,550
Other debt securities	43,076	2,643	464	45,255
	2,496,727	74,908	18,253	2,553,382
Other equity securities	24,097	1,179	757	24,519
Total available-for-sale securities	$2,520,824	$76,087	$19,010	$2,577,901

At September 30, 2013 and December 31, 2012, investment securities with carrying values of $1,613,774 and $1,775,345, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, agency and non-agency residential mortgage-backed securities, commercial mortgage-backed securities, other structured financial products, other debt securities, and residential and commercial mortgage-backed securities, at September 30, 2013 and December 31, 2012, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	September 30, 2013		December 31, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
Within one year	$6,068	$6,230	$8,690	$8,781
After one year but within five years	105,652	106,773	141,362	143,714
After five years but within ten years	970,915	975,745	935,796	952,680
After ten years	1,375,233	1,370,894	1,410,879	1,448,207
Total	$2,457,868	$2,459,642	$2,496,727	$2,553,382

Gross realized gains and gross realized losses on investment securities transactions are summarized below. These gains and losses were recognized using the specific identification method and were included in noninterest income.

	Available-for-sale Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross gains	$2	$278	$435	$5,018
Gross losses	0	(247)	(1)	(3,241)
Other-than-temporary impairment	0	0	(485)	(144)
Net gains	$2	$31	$(51)	$1,633

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012.

September 30, 2013	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$42,946	$479	$0	$0	$42,946	$479
Obligations of states and political subdivisions	74,465	3,658	7,048	172	81,513	3,830
Agency residential mortgage-backed securities	872,355	12,829	0	0	872,355	12,829
Non-agency residential mortgage-backed securities	535	4	13,177	576	13,712	580
Other structured financial products	0	0	11,444	13,605	11,444	13,605
Other debt securities	18,576	173	6,565	456	25,141	629
Other equity securities	0	0	1,610	905	1,610	905
	$1,008,877	$17,143	$39,844	$15,714	$1,048,721	$32,857

December 31, 2012	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and political subdivisions	31,791	295	0	0	31,791	295
Agency residential mortgage-backed securities	11,291	53	0	0	11,291	53
Non-agency residential mortgage-backed securities	12,117	450	14,683	1,530	26,800	1,980
Other structured financial products	0	0	9,551	15,461	9,551	15,461
Other debt securities	0	0	6,518	464	6,518	464
Other equity securities	1,751	585	796	172	2,547	757
	$56,950	$1,383	$31,548	$17,627	$88,498	$19,010

Non-agency residential mortgage-backed securities. At September 30, 2013, Susquehanna held three securities that had unrealized losses, of which two were rated below investment grade. None of Susquehanna’s non-agency residential mortgage-backed

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

securities were backed by loans identified by the issuer as subprime or Alt-A collateral. Management has analyzed the collateral underlying these securities with respect to defaults, loan to collateral value ratios, current levels of subordination, and geographic concentrations and concluded that there is no unrecognized other-than-temporarily impairment.

Susquehanna recorded other-than-temporary impairment losses as presented in the following table:

Credit Losses on Non-agency Residential Mortgage-backed and Other Equity Securities for which a Portion of an
Other-than-temporary Impairment was Recognized in Other Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance - beginning of period	$1,635	$1,566	$1,280	$4,602
Additions:
Amount related to credit losses for which an other-than-
temporary impairment was not previously recognized	0	0	325	0
Additional amount related to credit losses for which an other-than-
temporary impairment was previously recognized	0	0	160	144
Deductions:
Realized losses	26	0	156	0
Sale of securities for which other-than-temporary impairment was
previously recognized	0	0	0	3,180
Balance - end of period	$1,609	$1,566	$1,609	$1,566

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Based on the expected cash flows derived from the model, Susquehanna expects to recover the unrealized loss in accumulated other comprehensive income ($321 and $1,096 at September 30, 2013 and 2012, respectively). Significant assumptions used in the valuation of these other-than-temporarily impaired securities were as follows:

		Weighted-average (%)
		September 30,
		2013	2012
	Conditional repayment rate (1)	10.6%	7.4%
	Loss severity (2)	37.8%	45.0%
	Conditional default rate (3)	3.6%	4.7%

(1)	Conditional repayment rate represents a rate equal to the proportion of principal balance paid off voluntarily over a certain period of time on an annualized basis.

(2)	Loss severity rates are projected by considering collateral characteristics such as current loan-to-value, original creditworthiness of borrowers (FICO score) and geographic concentration.

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

Other structured financial products. Susquehanna’s structured financial product investments are comprised of four pooled trust preferred securities which have an aggregate unrealized loss of $13,605 and $16,577 at September 30, 2013 and 2012, respectively. All of these securities are below investment grade but are of a more senior tranche of the specific issue. Susquehanna has contracted with a third-party financial advisory firm (“third party firm”) to assist in its other-than-temporary impairment analysis of its structured financial product investments. Susquehanna’s Investment Officers have assisted with the development of, and performed a detailed review of the key assumptions. The review of the inputs for the valuation of the pooled trust preferred securities is performed by the CIC. Key aspects reviewed by CIC include the detail on non-performing financial institutions within the pools of trust preferred securities, the probability of default of the underlying institutions within the pools, the discount rate, trades of similar securities and indexes, and the weighting given to market indications. Susquehanna management believes that the valuation analysis and methodology reasonably supports the value and projected performance of the specific trust preferred securities. Management believes this valuation methodology presents an appropriate approach in the determination of other-than-temporary impairment charges in accordance with GAAP.

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

As of September 30, 2013	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Book value (SUSQ)	$3,000	$7,183	$8,116	$6,750
Fair value	1,400	3,654	4,081	2,309
Unrealized loss	(1,600)	(3,529)	(4,035)	(4,441)
Class	B	B	B	A2L
Class face value	$35,000	$59,409	$89,268	$45,500
Present value of expected cash flows
for class noted above and all
subordinated classes (1)	$172,482	$194,406	$305,868	$153,932
Lowest credit rating assigned	D	Ca	Ca	Ca
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	393,342	299,934	472,261	273,488
Actual defaults	41,600	51,580	44,000	75,357
Actual deferrals	34,300	98,310	93,650	93,080
Projected future defaults	41,274	45,777	49,510	42,236
Actual defaults as a % of original
collateral	6.7%	10.3%	6.3%	15.5%
Actual deferrals as a % of original
collateral (2)	5.5%	19.6%	13.4%	19.1%
Actual defaults and deferrals as a % of
original collateral	12.2%	29.9%	19.7%	34.6%
Projected future defaults as a % of
original collateral (3)	6.6%	9.1%	7.1%	8.7%
Actual institutions deferring and
defaulted as a % of total institutions	16.9%	34.5%	24.6%	40.9%
Projected future defaults as a % of
performing collateral plus
deferrals	9.7%	11.5%	8.7%	11.5%

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

As of September 30, 2012	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Book value (SUSQ)	$3,000	$7,142	$8,078	$6,750
Fair value	775	2,609	2,927	2,082
Unrealized loss	(2,225)	(4,533)	(5,151)	(4,668)
Class	B	B	B	A2L
Class face value	$35,000	$58,745	$88,449	$45,500
Present value of expected cash flows
for class noted above and all
subordinated classes (1)	$142,581	$166,849	$262,974	$139,918
Lowest credit rating assigned	Ca	Ca	Ca	Ca
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	352,028	293,200	462,731	304,600
Actual defaults	10,000	51,580	44,000	75,446
Actual deferrals	107,400	127,690	138,150	83,081
Projected future defaults	80,793	60,801	68,916	47,451
Actual defaults as a % of original
collateral	1.6%	10.3%	6.3%	15.5%
Actual deferrals as a % of original
collateral (2)	17.2%	25.5%	19.7%	17.0%
Actual defaults and deferrals as a % of
original collateral	18.8%	35.8%	26.0%	32.5%
Projected future defaults as a % of
original collateral (3)	12.9%	12.1%	9.8%	9.7%
Actual institutions deferring and
defaulted as a % of total institutions	19.7%	39.3%	34.4%	38.2%
Projected future defaults as a % of
performing collateral plus
deferrals	17.6%	14.4%	11.5%	12.2%

(1)

Susquehanna determines whether it expects to recover the entire amortized cost basis by comparing the present value of the expected cash flows to be collected with the amortized cost basis. As of September 30, 2013 and 2012, the present value of the current estimated cash flows is equal to or greater than the book value of the trust preferred securities held. Consequently, there is no credit-related other-than-temporary impairment required to be recognized.

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

Loans and Leases, Net of Deferred Costs and Fees
	September 30,	December 31,
	2013	2012
Commercial, financial, and agricultural	$2,273,735	$2,273,611
Real estate - construction	765,246	847,781
Real estate secured - residential	4,145,522	4,065,818
Real estate secured - commercial	4,109,329	3,964,608
Consumer	935,117	842,552
Leases	1,147,505	900,371
Total loans and leases	$13,376,454	$12,894,741

Originated loans and leases	$11,622,463	$10,765,458
Purchased loans and leases	1,753,991	2,129,283
Total loans and leases	$13,376,454	$12,894,741

Nonaccrual loans and leases	$101,976	$97,767
Loans and leases contractually past due 90 days
and still accruing	8,655	8,209
Troubled debt restructurings	69,975	67,775
Deferred origination costs, net of fees	20,278	17,763
All overdrawn deposit accounts, reclassified
as loans and evaluated for collectability	2,550	15,422

A summary of our net investment in direct lease financing is presented below.

Net Investment in Direct Financing Leases
	September 30,	December 31,
	2013	2012
Minimum lease payments receivable	$661,239	$568,110
Estimated residual value of leases	567,562	409,753
Unearned income under lease contracts	(81,296)	(77,492)
Total leases	$1,147,505	$900,371

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables present Susquehanna's credit quality indicators by internally assigned grading and by payment activity at
September 30, 2013 and December 31, 2012.

Credit Quality Indicators, at September 30, 2013

Commercial Credit Exposure
Credit-risk Profile by Internally Assigned Grade

			Real Estate -	Total
		Real Estate -	Secured -	Commercial
	Commercial	Construction (1)	Commercial (2)	Credit Exposure
Originated loans and leases
Grade:
Pass (3)	$2,001,420	$465,210	$3,531,675	$5,998,305
Special mention (4)	88,046	52,792	193,867	334,705
Substandard (5)	60,064	39,539	244,560	344,163
Total	$2,149,530	$557,541	$3,970,102	$6,677,173
Purchased loans and leases
Grade:
Pass (3)	$106,548	$44,943	$795,850	$947,341
Special mention (4)	4,745	8,222	77,812	90,779
Substandard (5)	12,912	37,051	133,582	183,545
Total	$124,205	$90,216	$1,007,244	$1,221,665
Total loans and leases
Grade:
Pass (3)	$2,107,968	$510,153	$4,327,525	$6,945,646
Special mention (4)	92,791	61,014	271,679	425,484
Substandard (5)	72,976	76,590	378,142	527,708
Total	$2,273,735	$647,757	$4,977,346	$7,898,838

Other Credit Exposure
Credit-risk Profile based on Payment Activity

	Real Estate -
	Secured -			Total Other
	Residential	Consumer	Leases	Credit Exposure
Originated loans and leases
Performing	$2,849,108	$927,206	$1,145,870	$4,922,184
Nonperforming (6)	20,848	623	1,635	23,106
Total	$2,869,956	$927,829	$1,147,505	$4,945,290

Purchased loans and leases
Performing	$514,944	$7,275	$0	$522,219
Nonperforming (6)	10,094	13	0	10,107
Total	$525,038	$7,288	$0	$532,326

Total loans and leases
Performing	$3,364,052	$934,481	$1,145,870	$5,444,403
Nonperforming (6)	30,942	636	1,635	33,213
Total	$3,394,994	$935,117	$1,147,505	$5,477,616

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables detail the age analysis of Susquehanna's past due financing receivables as of September 30, 2013 and December 31, 2012.

Age Analysis of Past Due Financing Receivables, as of September 30, 2013

Financing Receivables that are Accruing

						Total
	30-59 Days	60-89 Days	90 Days	Total		Financing
	Past Due	Past Due	and Greater	Past Due	Current	Receivables
Commercial	$2,759	$1,428	$224	$4,411	$2,259,276	$2,263,687
Real estate - construction	1,150	1,438	722	3,310	745,439	748,749
Real estate secured - residential	9,095	6,171	5,272	20,538	4,097,106	4,117,644
Real estate secured - commercial	3,879	5,444	1,824	11,147	4,052,276	4,063,423
Consumer	5,814	1,387	448	7,649	927,291	934,940
Leases	1,034	197	165	1,396	1,144,639	1,146,035
Total	$23,731	$16,065	$8,655	$48,451	$13,226,027	$13,274,478

Originated loans and leases	$20,599	$13,007	$7,347	$40,953	$11,495,358	$11,536,311
Purchased loans and leases	3,132	3,058	1,308	7,498	1,730,669	1,738,167
Total	$23,731	$16,065	$8,655	$48,451	$13,226,027	$13,274,478

Financing Receivables that are Nonaccruing

						Total
	30-59 Days	60-89 Days	90 Days	Total		Financing
	Past Due	Past Due	and Greater	Past Due	Current	Receivables
Commercial	$7	$354	$5,644	$6,005	$4,043	$10,048
Real estate - construction	794	390	14,498	15,682	815	16,497
Real estate secured - residential	188	977	16,805	17,970	9,908	27,878
Real estate secured - commercial	3,311	2,827	23,874	30,012	15,894	45,906
Consumer	0	89	50	139	38	177
Leases	0	115	179	294	1,176	1,470
Total	$4,300	$4,752	$61,050	$70,102	$31,874	$101,976

Originated loans and leases	$2,501	$3,802	$54,801	$61,104	$25,048	$86,152
Purchased loans and leases	1,799	950	6,249	8,998	6,826	15,824
Total	$4,300	$4,752	$61,050	$70,102	$31,874	$101,976

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

Impaired Loans at September 30, 2013

						Average
		Recorded				Recorded
	Unpaid	Investment				Investment	Interest
	Principal	in Impaired		Related	Related	in Impaired	Income
	Balance	Loans		Charge-offs	Allowance	Loans (2)	Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$21,189	$21,034		$155		$21,385	$281
Real estate - construction	36,542	20,800		15,742		20,686	60
Real estate secured - residential	33,099	30,296		2,803		31,130	425
Real estate secured - commercial	113,829	103,090		10,739		101,660	1,466
Consumer	254	254		0		254	3
Total impaired loans without a
related reserve	204,913	175,474	(1)	29,439		175,115	2,235
Impaired loans with a related reserve:
Commercial, financial, and agricultural	7,724	7,402		322	$3,129	7,580	152
Real estate - construction	11,542	5,426		6,116	2,105	7,873	238
Real estate secured - residential	33,988	32,887		1,101	2,614	32,878	491
Real estate secured - commercial	52,554	41,499		11,055	7,406	38,611	514
Consumer	1,740	1,740		0	51	1,779	38
Total impaired loans with a
related reserve	107,548	88,954		18,594	15,305	88,721	1,433
Total impaired loans:
Commercial, financial, and agricultural	28,913	28,436		477	3,129	28,965	433
Real estate - construction	48,084	26,226		21,858	2,105	28,559	298
Real estate secured - residential	67,087	63,183		3,904	2,614	64,008	916
Real estate secured - commercial	166,383	144,589		21,794	7,406	140,271	1,980
Consumer	1,994	1,994		0	51	2,033	41
Total impaired loans	$312,461	$264,428		$48,033	$15,305	$263,836	$3,668

Impaired loans without a related reserve:
Originated loans and leases	$78,752	$50,273		$28,479		$48,835	$494
Purchased loans and leases	126,161	125,201		960		126,280	1,741
Total impaired loans without a
related reserve	204,913	175,474		29,439		175,115	2,235
Impaired loans with a related reserve:
Originated loans and leases	94,063	75,652		18,411	$11,718	74,879	1,167
Purchased loans and leases	13,485	13,302		183	3,587	13,842	266
Total impaired loans with a
related reserve	107,548	88,954		18,594	15,305	88,721	1,433
Total impaired loans:
Originated loans and leases	172,815	125,925		46,890	11,718	123,714	1,661
Purchased loans and leases (3)	139,646	138,503		1,143	3,587	140,122	2,007
Total impaired loans	$312,461	$264,428		$48,033	$15,305	$263,836	$3,668

(1)

$28,703 of the $175,474 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral adjusted for selling costs through direct charge-offs of $29,439.

(2)	Average recorded investment in impaired loans is calculated on a quarterly basis using daily balances.
(3)	$13,302 of the $138,503 purchased impaired loans were subsequently impaired after being acquired.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	The following table presents Troubled Debt Restructurings (TDR's), by class segment:

		September 30,	December 31,
		2013	2012
	Commercial, financial, and agricultural	$9,609	$8,744
	Real estate - construction	331	940
	Real estate secured - residential	26,848	23,224
	Real estate secured - commercial	31,766	33,589
	Consumer	1,421	1,278
	Total performing TDRs	69,975	67,775
	Non-performing TDRs (1)	22,166	24,603
	Total TDRs	$92,141	$92,378

	Performing TDRs	76%	73%
	Non-performing TDRs	24%	27%

(1)	These loans are included in the 90 day past due and non-accrual categories.

The following table provides detail of TDR balance and activity for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Performing TDRs, beginning of period	$63,822	$66,777	$67,775	$72,852
New TDR Status	13,336	7,635	38,405	12,958
Paydowns	(830)	(992)	(4,080)	(7,805)
Charge-offs post modification	(9)	(112)	(6,734)	(623)
Transfer to nonaccrual, past due 90 days or greater	(5,407)	(614)	(11,449)	(4,822)
Cured	(938)	(15,786)	(13,551)	(15,652)
Other, net (1)	1	(85)	(391)	(85)
Performing TDRs, end of period	$69,975	$56,823	$69,975	$56,823

Non-performing TDRs (2), end of period	$22,166	$17,895	$22,166	$17,895

Performing TDRs	76%	76%	76%	76%
Non-performing TDRs	24%	24%	24%	24%

(1)	Includes $203 transferred to OREO in 2013.
(2)	Included in Age Analysis of Past Due Financing Receivables.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables summarize Susquehanna’s loan modification activities that were considered troubled debt restructurings for the three and nine month periods ended September 30, 2013 and 2012.

	Recorded Investment
				Financial Effect of
		Pre-Modification	Post-Modification	Modification
	Number of	Recorded	Recorded	Recorded
Three months ended September 30, 2013	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Other (3)	6	$845	$845	$0	$(6)
Combination of modification types	1	51	51	0	0
Real estate - construction
Other (3)	0	0	0	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Other (3)	37	3,715	3,715	0	0
Combination of modification types	8	1,313	1,313	0	51
Real estate secured - commercial
Other (3)	7	7,066	7,066	0	0
Combination of modification types	0	0	0	0	0
Consumer
Other (3)	42	320	320	0	0
Combination of modification types	1	26	26	0	0
Total	102	$13,336	$13,336	$0	$45

Originated loans and leases	99	$12,962	$12,962	$0	$66
Purchased loans and leases	3	374	374	0	(21)
Total	102	$13,336	$13,336	$0	$45

(1)		Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)		Represents the present value of interest rate concessions discounted at the effective rate of the original loan.
(3)		Bankruptcies and maturity date extensions.

		Number of	Recorded
		Loans	Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
Commercial, financial, and agricultural		3	$33
Real estate - construction		1	117
Real estate secured - residential		17	862
Real estate secured - commercial		4	4,640
Consumer		31	263
Total		56	$5,915

Originated loans and leases		53	$5,849
Purchased loans and leases		3	66
Total		56	$5,915

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Recorded Investment
				Financial Effect of
		Pre-Modification	Post-Modification	Modification
	Number of	Recorded	Recorded	Recorded
Three months ended September 30, 2012	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Other (3)	6	$457	$457	$0	$0
Combination of modification types	0	0	0	0	0
Real estate - construction
Other (3)	2	343	343	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Other (3)	57	4,766	4,766	0	0
Combination of modification types	3	230	230	0	0
Real estate secured - commercial
Other (3)	6	1,539	1,539	0	0
Combination of modification types	0	0	0	0	0
Consumer
Other (3)	35	300	300	0	0
Combination of modification types	0	0	0	0	0
Total	109	$7,635	$7,635	$0	$0

Originated loans and leases	87	$5,370	$5,370	$0	$0
Purchased loans and leases	22	2,265	2,265	0	0
Total	109	$7,635	$7,635	$0	$0

(1)		Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)		Represents the present value of interest rate concessions discounted at the effective rate of the original loan.
(3)		Bankruptcies and maturity date extensions.

		Number of	Recorded
		Loans	Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
Commercial, financial, and agricultural		1	$351
Real estate - construction		0	0
Real estate secured - residential		4	641
Real estate secured - commercial		1	199
Consumer		0	0
Total		6	$1,191

Originated loans and leases		5	$817
Purchased loans and leases		1	374
Total		6	$1,191

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Recorded Investment
				Financial Effect of
		Pre-Modification	Post-Modification	Modification
	Number of	Recorded	Recorded	Recorded
Nine months ended September 30, 2013	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Other (3)	29	$9,379	$9,379	$0	$(6)
Combination of modification types	2	292	292	0	0
Real estate - construction
Other (3)	2	137	137	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Other (3)	136	12,038	12,038	0	0
Combination of modification types	25	3,815	3,815	0	(21)
Real estate secured - commercial
Other (3)	19	9,565	9,565	0	0
Combination of modification types	1	1,436	1,436	0	(196)
Consumer
Other (3)	192	1,717	1,717	0	0
Combination of modification types	1	26	26	0	0
Total	407	$38,405	$38,405	$0	$(223)

Originated loans and leases	386	$35,569	$35,569	$0	$(159)
Purchased loans and leases	21	2,836	2,836	0	(64)
Total	407	$38,405	$38,405	$0	$(223)

(1)		Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)		Represents the present value of interest rate concessions discounted at the effective rate of the original loan.
(3)		Bankruptcies and maturity date extensions.

		Number of	Recorded
		Loans	Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
Commercial, financial, and agricultural		15	$7,334
Real estate - construction		3	254
Real estate secured - residential		30	2,152
Real estate secured - commercial		7	5,087
Consumer		64	468
Total		119	$15,295

Originated loans and leases		111	$14,692
Purchased loans and leases		8	603
Total		119	$15,295

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Recorded Investment
				Financial Effect of
		Pre-Modification	Post-Modification	Modification
	Number of	Recorded	Recorded	Recorded
Nine months ended September 30, 2012	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Other (3)	8	$787	$787	$0	$0
Combination of modification types	0	0	0	0	0
Real estate - construction
Other (3)	2	343	343	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Other (3)	59	5,776	5,776	0	0
Combination of modification types	17	4,213	4,213	0	0
Real estate secured - commercial
Other (3)	6	1,539	1,539	0	0
Combination of modification types	0	0	0	0	0
Consumer
Other (3)	35	300	300	0	0
Combination of modification types	0	0	0	0	0
Total	127	$12,958	$12,958	$0	$0

Originated loans and leases	97	$8,255	$8,255	$0	$0
Purchased loans and leases	30	4,703	4,703	0	0
Total	127	$12,958	$12,958	$0	$0

(1)		Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)		Represents the present value of interest rate concessions discounted at the effective rate of the original loan.
(3)		Bankruptcies and maturity date extensions.

		Number of	Recorded
		Loans	Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
Commercial, financial, and agricultural		1	$351
Real estate - construction		0	0
Real estate secured - residential		7	1,981
Real estate secured - commercial		1	199
Consumer		0	0
Total		9	$2,531

Originated loans and leases		8	$2,157
Purchased loans and leases		1	374
Total		9	$2,531

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The unpaid principal balance and the related carrying amount of acquired loans are as follows:

	September 30,	December 31,
	2013	2012
Credit impaired purchased loans evaluated individually for
incurred credit losses
Unpaid principal balance	$179,556	$238,538
Carrying amount	138,503	162,251

Other purchased loans evaluated collectively for incurred credit losses
Unpaid principal balance	1,619,425	1,976,132
Carrying amount	1,615,488	1,967,032

Total purchased loans
Unpaid principal balance	1,798,981	2,214,670
Carrying amount	1,753,991	2,129,283

The changes in the accretable discount related to the purchased credit impaired loans are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance - beginning of period	$49,187	$50,527	$62,868	$4,881
Tower acquisition	0	0	0	54,418
Accretion to interest income	(4,229)	(4,902)	(16,522)	(13,674)
Net reclassification to non-accretable from accretable	1,481	12,299	93	12,299
Balance - end of period	$46,439	$57,924	$46,439	$57,924

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

An analysis of the allowance for loan and lease losses for the three and nine months ended September 30, 2013 and 2012 are presented in the following tables:

	Three Months Ended September 30, 2013
			Real Estate	Real Estate
		Real Estate -	Secured -	Secured -
	Commercial	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at July 1, 2013	$30,237	$23,568	$37,716	$68,827	$3,155	$14,750	$341	$178,594
Charge-offs	(5,892)	(8,103)	(4,151)	(6,043)	(1,051)	(694)	0	(25,934)
Recoveries	2,161	1,599	627	4,036	325	332	0	9,080
Provision	4,491	6,910	(4,995)	(1,602)	(479)	640	35	5,000
Balance at September 30, 2013	$30,997	$23,974	$29,197	$65,218	$1,950	$15,028	$376	$166,740

	Nine Months Ended September 30, 2013
			Real Estate	Real Estate
		Real Estate -	Secured -	Secured -
	Commercial	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2013	$30,207	$25,171	$41,276	$70,053	$3,722	$13,341	$250	$184,020
Charge-offs	(26,758)	(14,036)	(9,771)	(11,488)	(2,397)	(3,015)	0	(67,465)
Recoveries	6,197	3,786	1,879	6,841	886	1,596	0	21,185
Provision	21,351	9,053	(4,187)	(188)	(261)	3,106	126	29,000
Balance at September 30, 2013	$30,997	$23,974	$29,197	$65,218	$1,950	$15,028	$376	$166,740

Balance at September 30, 2013
Individually evaluated for impairment:
Originated loans and leases	$1,853	$1,762	$1,440	$6,614	$49	$0		$11,718
Purchased loans and leases	1,276	343	1,175	792	1	0		3,587
Total	$3,129	$2,105	$2,615	$7,406	$50	$0		$15,305

Collectively evaluated for impairment:
Originated loans and leases	$26,916	$21,839	$26,596	$58,772	$1,908	$15,028	$376	$151,435
Purchased loans and leases	0	0	0	0	0	0	0	0
Total	$26,916	$21,839	$26,596	$58,772	$1,908	$15,028	$376	$151,435

Financing receivables:
Balance at September 30, 2013	$2,273,735	$765,246	$4,145,522	$4,109,329	$935,117	$1,147,505		$13,376,454

Balance at September 30, 2013
Individually evaluated for impairment:
Originated loans and leases	$12,236	$13,905	$33,910	$64,143	$1,730	$0		$125,924
Purchased loans and leases	16,199	12,320	29,274	80,446	264	0		138,503
Total	$28,435	$26,225	$63,184	$144,589	$1,994	$0		$264,427

Collectively evaluated for impairment:
Originated loans and leases	$2,133,682	$660,317	$3,317,817	$3,311,119	$926,099	$1,147,505		$11,496,539
Purchased loans and leases	111,618	78,704	764,521	653,621	7,024	0		1,615,488
Total	$2,245,300	$739,021	$4,082,338	$3,964,740	$933,123	$1,147,505		$13,112,027

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Three Months Ended September 30, 2012
			Real Estate	Real Estate
		Real Estate -	Secured -	Secured -
	Commercial	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at July 1, 2012	$30,062	$31,670	$33,794	$78,500	$3,314	$12,857	$431	$190,628
Charge-offs	(5,986)	(3,264)	(2,649)	(9,750)	(616)	(955)	0	(23,220)
Recoveries	2,229	355	179	311	168	247	0	3,489
Provision	962	1,144	8,649	4,279	553	674	(261)	16,000
Balance at September 30, 2012	$27,267	$29,905	$39,973	$73,340	$3,419	$12,823	$170	$186,897

	Nine Months Ended September 30, 2012
			Real Estate	Real Estate
		Real Estate -	Secured -	Secured -
	Commercial	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2012	$28,567	$36,868	$28,839	$78,414	$3,297	$10,561	$1,554	$188,100
Charge-offs	(18,979)	(12,733)	(9,831)	(20,199)	(2,327)	(2,946)	0	(67,015)
Recoveries	5,969	2,007	1,156	4,004	898	778	0	14,812
Provision	11,710	3,763	19,809	11,121	1,551	4,430	(1,384)	51,000
Balance at September 30, 2012	$27,267	$29,905	$39,973	$73,340	$3,419	$12,823	$170	$186,897

Balance at September 30, 2012
Individually evaluated for impairment:
Originated loans and leases	$907	$1,309	$4,872	$8,672	$117	$0		$15,877
Purchased loans and leases	0	528	965	254	0	0		1,747
Total	$907	$1,837	$5,837	$8,926	$117	$0		$17,624

Collectively evaluated for impairment:
Originated loans and leases	$26,360	$28,068	$34,136	$64,414	$3,302	$12,823	$170	$169,273
Purchased loans and leases	0	0	0	0	0	0	0	0
Total	$26,360	$28,068	$34,136	$64,414	$3,302	$12,823	$170	$169,273

Financing receivables:
Balance at September 30, 2012	$2,168,708	$904,285	$4,047,761	$3,947,447	$829,760	$777,646		$12,675,607

Balance at September 30, 2012
Individually evaluated for impairment:
Originated loans and leases	$13,532	$21,157	$22,432	$59,619	$306	$0		$117,046
Purchased loans and leases	17,438	27,734	26,363	96,366	117	0		168,018
Total	$30,970	$48,891	$48,795	$155,985	$423	$0		$285,064

Collectively evaluated for impairment:
Originated loans and leases	$1,943,900	$652,551	$3,151,668	$2,939,893	$816,898	$777,646		$10,282,556
Purchased loans and leases	193,838	202,843	847,298	851,569	12,439	0		2,107,987
Total	$2,137,738	$855,394	$3,998,966	$3,791,462	$829,337	$777,646		$12,390,543

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

Bank Reporting Unit

Goodwill assigned to the bank reporting unit at the annual assessment dates of May 31, 2013 and 2012 was $1,165,200 and $1,158,248, respectively. Fair value of the bank reporting unit was determined using a market approach, which uses prices and other relevant information reported for market transactions involving recent non-distressed sales of comparable financial institutions in the United States, with particular consideration given to transactions within Susquehanna’s market, to value the bank reporting unit. In 2013, Susquehanna increased the number of key ratios in measuring the fair value of the bank reporting unit from two to three, adding a price to earnings ratio. The addition of the price to earnings ratio, and its corresponding use in valuations, is appropriate given the return to more normalized profitability of the banking industry, as a whole, from the economic downturn experienced during the past several years.  The following table shows the ratios used at May 31, 2013, and 2012.

	Annual	Annual
Ratio	May 31, 2013	May 31, 2012
Price to book	1.57x	1.29x
Price to tangible book	1.80x	1.47x
Price to earnings(1)	22.1x	NA

(1) Last twelve months earnings.

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

NOTE 7. Deposits

Deposits consisted of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Noninterest-bearing:
Demand	$1,871,461	$1,973,664
Interest-bearing:
Interest-bearing demand	5,957,982	5,829,147
Savings	1,065,699	1,032,293
Time	2,103,650	2,262,262
Time of $100 or more	1,722,893	1,482,680
Total deposits	$12,721,685	$12,580,046

NOTE 8.  Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2013 was 31.4% and 31.1%, respectively.  Our effective tax rate for the three and nine months ended September 30, 2012 was 31.8% and 31.6%, respectively.  The decrease in tax rate was due to the amount of tax-advantaged income relative to total income for the three and nine months ended September 30, 2013, as compared to the tax-advantaged income relative to total income for the three and nine months ended September 30, 2012 as well as a reduction in state income tax expense.  The estimated annual effective rates for the reporting periods ended September 30, 2013 and September 30, 2012 were impacted by the level of permanent differences, including tax-advantaged income, resulting in an effective rate below statutory rates for the interim reporting periods.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 9. Accumulated Other Comprehensive Loss

The balances and changes in balances by component of accumulated other comprehensive income (loss) are shown in the following tables:

			Unrealized		Accumulated
	Unrealized Gains (Losses) on		Gains (Losses)	Post-	Other
	Investment securities		on Cash Flow	retirement	Comprehensive
	With OTTI	All other	Hedges	Benefits	Loss
Balance, July 1, 2013	$(750)	$(414)	$(25,437)	$(39,321)	$(65,922)
AOCI before reclassifications, net of tax	150	1,994	(2,434)	0	(290)
Amounts reclassified from AOCI:
Interest expense	0	0	5,023	0	5,023
Net realized loss (gain) on sales of securities	0	(2)	0	0	(2)
Total before income taxes	0	(2)	5,023	0	5,021
Less: Income taxes	0	1	(1,758)	0	(1,757)
Net of income taxes	0	(1)	3,265	0	3,264
Net change in AOCI	150	1,993	831	0	2,974
Balance, September 30, 2013	$(600)	$1,579	$(24,606)	$(39,321)	$(62,948)

Balance, July 1, 2012	$(1,461)	$27,692	$(35,883)	$(33,475)	$(43,127)
AOCI before reclassifications, net of tax	86	13,355	(4,541)	0	8,900
Sale of securities for which other-than-temporary
impairment was previously recognized, net of tax	0	0	0	0	0
Amounts reclassified from AOCI:
Interest expense	0	0	4,434	0	4,434
Net realized loss (gain) on sales of securities	0	(31)	0	0	(31)
Total before income taxes	0	(31)	4,434	0	4,403
Less: Income taxes	0	11	(1,552)	0	(1,541)
Net of income taxes	0	(20)	2,882	0	2,862
Net change in AOCI	86	13,335	(1,659)	0	11,762
Balance, September 30, 2012	$(1,375)	$41,027	$(37,542)	$(33,475)	$(31,365)

Balance, January 1, 2013	$(839)	$37,521	$(34,636)	$(39,304)	$(37,258)
AOCI before reclassifications, net of tax	(76)	(35,660)	784	(17)	(34,969)
Amounts reclassified from AOCI:
Interest expense	0	0	14,225	0	14,225
Net realized loss (gain) on sales of securities	485	(434)	0	0	51
Total before income taxes	485	(434)	14,225	0	14,276
Less: Income taxes	(170)	152	(4,979)	0	(4,997)
Net of income taxes	315	(282)	9,246	0	9,279
Net change in AOCI	239	(35,942)	10,030	(17)	(25,690)
Balance, September 30, 2013	$(600)	$1,579	$(24,606)	$(39,321)	$(62,948)

Balance, January 1, 2012	$(2,564)	$23,388	$(33,403)	$(33,475)	$(46,054)
AOCI before reclassifications, net of tax	(1,826)	18,794	(12,643)	0	4,325
Sale of securities for which other-than-temporary
impairment was previously recognized, net of tax	2,892	0	0	0	2,892
Amounts reclassified from AOCI:
Interest expense	0	0	13,083	0	13,083
Net realized loss (gain) on sales of securities	190	(1,823)	0	0	(1,633)
Total before income taxes	190	(1,823)	13,083	0	11,450
Less: Income taxes	(67)	668	(4,579)	0	(3,978)
Net of income taxes	123	(1,155)	8,504	0	7,472
Net change in AOCI	1,189	17,639	(4,139)	0	14,689
Balance, September 30, 2012	$(1,375)	$41,027	$(37,542)	$(33,475)	$(31,365)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 10. Share-based Compensation

During the nine months ended September 30, 2013 and 2012, Susquehanna’s Compensation Committee granted to certain employees nonqualified stock options to purchase an aggregate of 4 and  313 shares of common stock, respectively. The following table presents the assumptions used in the Black-Scholes-Merton model to estimate the fair value of options granted in 2013 and 2012, and the resultant fair values.

	Nine Months Ended September 30,
	2013	2012
Exercise price	$11.47	$9.89
Volatility	37.80%	37.61%
Expected dividend yield	4.00%	4.00%
Expected term (in years)	7.0	7.0
Risk-free interest rate	1.22%	1.09%
Fair value	$2.81	$2.40

In 2013, Susquehanna’s Board of Directors approved the 2013 Omnibus Equity Compensation Plan (“the Plan”). The Plan provides key executives with long-term incentives based on performance, service, and market conditions, as a motivation for future performance and as a retention tool for continued employment. The Plan is a multi-year performance plan, with stock-based incentive award opportunities if certain performance targets are met. The Plan is funded by newly authorized shares, and at September 30, 2013, approximately 374 shares have been allocated to the Plan.

NOTE 11. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended September 30,
					Other Postretirement
	Pension Benefits		SERP		Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$1,055	$1,149	$69	$530	$337	$272
Interest cost	1,835	1,756	100	109	217	201
Expected return on plan assets	(2,267)	(2,179)	0	0	0	0
Amortization of prior service cost	6	7	54	100	29	29
Amortization of transition obligation	0	0	0	0	2	28
Amortization of net actuarial (gain) or loss	884	538	52	(6)	42	16
Net periodic postretirement benefit cost	$1,513	$1,271	$275	$733	$627	$546

	Nine Months Ended September 30,
					Other Postretirement
	Pension Benefits		SERP		Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$3,721	$3,551	$695	$598	$1,012	$816
Interest cost	5,423	5,308	304	258	651	603
Expected return on plan assets	(7,091)	(6,877)	0	0	0	0
Amortization of prior service cost	19	20	163	155	86	85
Amortization of transition obligation	0	0	0	0	6	85
Amortization of net actuarial (gain) or loss	2,398	2,146	165	103	126	47
Net periodic postretirement benefit cost	$4,470	$4,148	$1,327	$1,114	$1,881	$1,636

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2012, that it expected to contribute $365 to its pension plans and $621 to its other postretirement benefit plan in 2013. As of September 30, 2013, $274 of contributions had been made to its pension plans, and $466 of contributions had been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $91 to fund its pension plans in 2013, for a total of $365, and an additional $155 to it other postretirement benefit plan, for a total of $621.

Plan Change

Susquehanna changed the pension plan during September 2013, with an effective date of December 31, 2013.  Susquehanna will cease providing future pay-based increases to accounts for eligible employees.  Eligible employees will continue to receive interest each year at a guaranteed minimum of 5.0%.  Employees in this group will also receive an automatic contribution to the Susquehanna 401(k) plan equal to 2.0% of their eligible compensation.

NOTE 12. Earnings per Share ("EPS")

The following tables set forth the calculation of basic and diluted EPS for the three-month and nine-month periods ended
September 30, 2013 and 2012.

Basic earnings per common share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income applicable to common shareholders	$44,291	$36,732	$132,338	$97,998
Weighted average common shares outstanding	187,096	186,214	186,840	181,735
Basic earnings per common share	$0.24	$0.20	$0.71	$0.54

Diluted earnings per common share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income available to common shareholders	$44,291	$36,732	$132,338	$97,998
Weighted average common shares outstanding	187,096	186,214	186,840	181,735
Dilutive potential common shares	1,013	790	976	752
Total diluted average common shares outstanding	188,109	187,004	187,816	182,487
Diluted earnings per common share	$0.24	$0.20	$0.70	$0.54

For the three months ended September 30, 2013 and 2012, weighted average options to purchase 1,455 and 1,929 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the effect of the options would have been antidilutive for the period. For the nine months ended September 30, 2013 and 2012, weighted average options to purchase 1,494 and 2,039 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the effect of the options would have been antidilutive for the period.

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

Cash Flow Hedges of Interest Rate Risk

Susquehanna uses interest rate derivatives to manage its exposure to interest rate movements and add stability to interest income and expense. Susquehanna primarily uses interest rate swaps as part of its interest rate risk management strategy. For example, Susquehanna may issue variable-rate debt and then enter into a receive-variable pay-fixed-rate interest rate swap with the same payment timing and notional amount to convert the interest payments to a net fixed-rate basis for all or a portion of the term of the long-term debt. As of September 30, 2013, December 31, 2012, and September 30, 2012, Susquehanna had 14 interest rate swaps, respectively for each period, with an aggregate notional amount of $1,148,328, $1,154,363, and $1,156,473, respectively, that were designated as cash flow hedges of interest-rate risk.

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

Amounts recorded in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Susquehanna’s variable-rate liabilities. During the 12 months following September 30, 2013, Susquehanna estimates that $21,220 will be reclassified as an expense to net interest income.

Non-designated Derivatives

Susquehanna does not seek to apply hedge accounting to all of the derivatives involved in Susquehanna’s risk management activities.  Derivatives not designated as hedges are used to manage Susquehanna’s exposure to interest rate movements and other identified risks but do not meet the strict requirements of hedge accounting. Changes in the fair value of derivatives not designated in hedging relationships are recognized directly in earnings.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Susquehanna in the normal course of its mortgage banking activities, enters into commitments to extend credit, at an agreed upon interest rate, to borrowers for the purpose of origination and/or purchase of loans.  These commitments expose Susquehanna to interest rate risk.  To mitigate the effect of this interest rate risk, Susquehanna enters into derivative contracts, primarily forward loan sale commitments.  The forward loan commitments lock in an interest rate and price for the sale of loans similar to the specific rate lock loan commitments.  Both the rate lock commitments and the forward loan sale commitments are undesignated derivatives, and accordingly are marked to market through earnings.

At September 30, 2013 and 2012, Susquehanna had 232 and 168 derivative transactions, respectively, related to these risk management activities with an aggregate notional amount of $1,540,599 and $890,124, respectively. For the three-month and nine-month periods ended September 30, 2013, Susquehanna recognized a net gain of $1,545 and $3,159, respectively, and for the three-month and nine-month periods ended September 30, 2012, Susquehanna recognized a net loss of $4,064 and $4,870, respectively, related to changes in fair value of the derivatives in this program.

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

At September 30, 2013 and December 31, 2012, the fair value of derivatives in a net liability position, which includes any credit valuation adjustments related to these agreements, was $54,712 and $72,126, respectively. At September 30, 2013 and December 31, 2012, Susquehanna had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $44,828 and $75,103, respectively. If Susquehanna had breached any of the above provisions at September 30, 2013, it would have been required to settle its obligations under the agreements at termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Fair Value of Derivative Instruments

	Fair Values of Derivative Instruments
	September 30, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$1,457	Other liabilities	$36,209
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	21,479	Other liabilities	18,503
Total derivatives		$22,936		$54,712

	Fair Values of Derivative Instruments
	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$878	Other liabilities	$51,172
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	25,037	Other liabilities	20,954
Total derivatives		$25,915		$72,126

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The Effect of Derivative Instruments on Comprehensive Income

Three Months Ended September 30, 2013

				Location of Loss	Amount of Loss
		Location of Loss	Amount of Loss	Recognized in	Recognized in
	Amount of Gain	Reclassified from	Reclassified from	Income	Income
Derivatives in Cash Flow	Recognized	Accumulated OCI	Accumulated OCI	(Ineffective	(Ineffective
Hedging Relationships	in OCI	into Income	into Income	Portion)	Portion)
Interest rate contracts:	$831	Interest expense	$(5,023)	Other expense	$0

	Location of Gain	Amount of Gain
	Recognized	Recognized
Derivatives Not Designated	in Income	in Income
as Hedging Instruments	on Derivatives	on Derivatives
Interest rate contracts:	Other income	$1,545
	Other expense	0

Three Months Ended September 30, 2012

				Location of Loss	Amount of Loss
		Location of Loss	Amount of Loss	Recognized in	Recognized in
	Amount of Loss	Reclassified from	Reclassified from	Income	Income
Derivatives in Cash Flow	Recognized	Accumulated OCI	Accumulated OCI	(Ineffective	(Ineffective
Hedging Relationships	in OCI	into Income	into Income	Portion)	Portion)
Interest rate contracts:	$(1,659)	Interest expense	$(4,434)	Other expense	$0

	Location of Loss	Amount of Loss
	Recognized	Recognized
Derivatives Not Designated	in Income	in Income
as Hedging Instruments	on Derivatives	on Derivatives
Interest rate contracts:	Other income	$(4,054)
	Other expense	(10)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Nine Months Ended September 30, 2013

				Location of Loss	Amount of Loss
		Location of Loss	Amount of Loss	Recognized in	Recognized in
	Amount of Gain	Reclassified from	Reclassified from	Income	Income
Derivatives in Cash Flow	Recognized	Accumulated OCI	Accumulated OCI	(Ineffective	(Ineffective
Hedging Relationships	in OCI	into Income	into Income	Portion)	Portion)
Interest rate contracts:	$10,030	Interest expense	$(14,225)	Other expense	$0

	Location of Gain	Amount of Gain
	(Loss) Recognized	(Loss) Recognized
Derivatives Not Designated	in Income on	in Income on
as Hedging Instruments	Derivatives	Derivatives
Interest rate contracts:	Other income	$3,160
	Other expense	(1)

Nine Months Ended September 30, 2012

				Location of Loss	Amount of Loss
		Location of Loss	Amount of Loss	Recognized in	Recognized in
	Amount of Loss	Reclassified from	Reclassified from	Income	Income
Derivatives in Cash Flow	Recognized	Accumulated OCI	Accumulated OCI	(Ineffective	(Ineffective
Hedging Relationships	in OCI	into Income	into Income	Portion)	Portion)
Interest rate contracts:	$(4,139)	Interest expense	$(13,083)	Other expense	$0

	Location of Loss	Amount of Loss
	Recognized	Recognized
Derivatives Not Designated	in Income	in Income
as Hedging Instruments	on Derivatives	on Derivatives
Interest rate contracts:	Other income	$(4,823)
	Other expense	(47)

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

Susquehanna is subject to the regulations of the Commodity Futures Trading Commission that require financial institutions to clear all eligible beginning June 2013.  Susquehanna fulfills this obligation by clearing its eligible trades through Futures Commission Merchants (“FCM”) that face designated Derivatives Clearing Organizations (“DCO”) on Susquehanna’s behalf.  Derivatives cleared through the FCMs are presented net in the Consolidated Balance Sheet.  Derivatives originated prior to June 2013 continue to be presented on a gross basis in the Consolidated Balance Sheet.

The following table provides information about financial instruments that are eligible for offset at September 30, 2013 and December 31, 2012:

Balance Sheet Netting Disclosure about Offsetting Assets and Liabilities

			Net Amounts
			Presented in
			the	Gross Amounts Not Offset in the
	Gross		Consolidated	Consolidated Balance Sheet
	Amounts	Gross Amounts	Balance	Financial	Cash
	Recognized	Offset	Sheet	Instruments	Collateral	Net Amount

September 30, 2013

Financial assets:
Derivatives	$22,939	$(3)	$22,936	$0	$(2,720)	$20,216

Financial liabilities:
Derivatives	$54,712	$0	$54,712	$0	$(44,828)	$9,884
Repurchase agreements	310,736	0	310,736	(310,736)	0	0
Total	$365,448	$0	$365,448	$(310,736)	$(44,828)	$9,884

December 31, 2012

Financial assets:
Derivatives	$25,922	$(7)	$25,915	$0	$0	$25,915

Financial liabilities:
Derivatives	$72,126	$0	$72,126	$0	$(75,103)	$(2,977)
Repurchase agreements	302,577	0	302,577	(302,577)	0	0
Total	$374,703	$0	$374,703	$(302,577)	$(75,103)	$(2,977)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The table below presents the offsetting of derivative assets and derivative liabilities as of September 30, 2013 and December 31,
2012.

	Derivative Assets and Collateral				Derivative Liabilities and Collateral
	Pledged by Counterparty				Held by Counterparty
	Net Amounts	Gross Amounts			Net Amounts	Gross Amounts
	Presented in	Not Offset			Presented in	Not Offset
	the	in the Consolidated			the	in the Consolidated
	Consolidated	Balance Sheet			Consolidated	Balance Sheet
	Balance	Financial	Cash	Net	Balance	Financial	Cash	Net
September 30, 2013	Sheet	Instruments	Collateral	Amount	Sheet	Instruments	Collateral	Amount

Futures Commission
Merchant Agreements:
Counterparty:
FCM A	$0	$0	$0	$0	$298	$0	$(571)	$(273)
FCM B	0	0	0	0	256	0	(517)	(261)
	0	0	0	0	554	0	(1,088)	(534)
Bilateral Agreements:
Counterparty:
Dealer A	1,687	0	0	1,687	4,683	0	(3,110)	1,573
Dealer B	2,087	0	0	2,087	3,911	0	(1,750)	2,161
Dealer C	217	0	0	217	1,246	0	(900)	346
Dealer D	3,989	0	(2,720)	1,269	1,127	0	0	1,127
Dealer E	0	0	0	0	24,078	0	(25,600)	(1,522)
Dealer F	0	0	0	0	6,066	0	(6,900)	(834)
Dealer G	0	0	0	0	4,581	0	(4,620)	(39)
Dealer H	0	0	0	0	987	0	(860)	127
End User	14,956	0	0	14,956	7,479	0	0	7,479
	22,936	0	(2,720)	20,216	54,158	0	(43,740)	10,418
Total	$22,936	$0	$(2,720)	$20,216	$54,712	$0	$(44,828)	$9,884

December 31, 2012

Counterparty:
Dealer A	$0	$0	$0	$0	$7,789	$0	$(7,820)	$(31)
Dealer B	873	0	0	873	6,104	0	(5,050)	1,054
Dealer C	5	0	0	5	3,460	0	(3,300)	160
Dealer D	0	0	0	0	3,239	0	(3,350)	(111)
Dealer E	0	0	0	0	33,598	0	(35,800)	(2,202)
Dealer F	0	0	0	0	9,105	0	(10,300)	(1,195)
Dealer G	0	0	0	0	6,623	0	(7,150)	(527)
Dealer H	0	0	0	0	1,816	0	(1,820)	(4)
End User	25,037	0	0	25,037	392	0	(513)	(121)
Total	$25,915	$0	$0	$25,915	$72,126	$0	$(75,103)	$(2,977)

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

Other structured financial products: The significant unobservable inputs used in the fair value measurement of Susquehanna’s other structured financial products are conditional repayment rate, loss severity, and conditional default rate. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and directionally opposite change in the assumption used for repayment rate. In addition, refer to the description in “Note 3-Investment Securities.”

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2013 and 2012, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In the first quarter of 2013 Susquehanna changed its valuation methodology for over-the-counter (“OTC”) derivatives to discount cash flows based on Overnight Index Swap (“OIS”) rates.  Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value.  Uncollateralized or partially-collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs, such as a spread between LIBOR and OIS to approximate an uncollateralized cost of funds, and credit risk.  Susquehanna made the changes to reflect inputs, assumptions, and pricing methodologies that are used in its principal market by market participants.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at September 30, 2013 and December 31, 2012, on the consolidated balance sheets and by levels within the valuation hierarchy.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
Description	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$85,193	$0	$85,193	$0
Obligations of states and political
subdivisions	401,278	0	401,278	0
Agency residential mortgage-backed
securities	1,884,810	0	1,884,810	0
Non-agency residential mortgage-
backed securities	23,596	0	574	23,022
Commercial mortgage-backed
securities	10,492	0	10,492	0
Other structured financial products	11,444	0	0	11,444
Other debt securities	42,829	0	42,829	0
Other equity securities	23,733	20,912	0	2,821
Derivatives: (1)
Designated as hedging instruments	1,457	0	1,457	0
Not designated as hedging
instruments	21,479	0	21,479	0
Total	$2,506,311	$20,912	$2,448,112	$37,287
Liabilities
Derivatives: (2)
Designated as hedging instruments	$36,209	$0	$36,209	$0
Not designated as hedging
instruments	18,503	0	18,503	0
Total	$54,712	$0	$54,712	$0

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

	Available-for-sale Securities
			Non-
			agency
		Other	Residential
		Structured	Mortgage-
	Equity	Financial	backed
	Securities	Products	Securities	Total
Balance at July 1, 2013	$2,820	$10,506	$24,549	$37,875
Total gains or losses (realized/unrealized):
Included in earnings:
Other-than-temporary impairment (1)	0	0	0	0
Included in other comprehensive income (before taxes)	1	938	(1,527)	(588)
Balance at September 30, 2013	$2,821	$11,444	$23,022	$37,287

Balance at July 1, 2012	$3,159	$8,462	$4,288	$15,909
Total gains or losses (realized/unrealized):
Included in earnings:
Other-than-temporary impairment (1)	0	0	0	0
Included in other comprehensive income (before taxes)	1	(70)	(201)	(270)
Sales	0	0	0	0
Balance at September 30, 2012	$3,160	$8,392	$4,087	$15,639

Balance at January 1, 2013	$3,156	$9,550	$26,800	$39,506
Total gains or losses (realized/unrealized):
Included in earnings:
Other-than-temporary impairment (1)	(97)	0	(388)	(485)
Included in other comprehensive income (before taxes)	(238)	1,894	(3,390)	(1,734)
Balance at September 30, 2013	$2,821	$11,444	$23,022	$37,287

Balance at January 1, 2012	$3,430	$13,293	$0	$16,723
Total gains or losses (realized/unrealized):
Included in earnings:
Other-than-temporary impairment (1)	(144)	0	3,092	2,948
Included in other comprehensive income (before taxes)	(126)	(4,901)	(360)	(5,387)
Sales	0	0	(18,782)	(18,782)
Transfers into Level III	0	0	20,137	20,137
Balance at September 30, 2012	$3,160	$8,392	$4,087	$15,639

(1)	Included in noninterest income, net realized gain on sale of securities.

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

The following tables present assets measured at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012, on the consolidated balance sheets and by the valuation hierarchy.

		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
Description	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$73,649	$0	$0	$73,649
Foreclosed assets	17,760	0	0	17,760
	$91,409	$0	$0	$91,409

		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$65,731	$0	$0	$65,731
Foreclosed assets	26,245	0	0	26,245
	$91,976	$0	$0	$91,976

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following table details the quantitative information about Level 3 fair value measurements:

	Fair Value at	Valuation		Range
Asset	September 30, 2013	Technique(s)	Unobservable Input	(Weighted Average)

Non-agency residential mortgage-		Discounted Cash Flow	Conditional repayment rate	10.6%
backed securities	$23,022		Loss severity	37.8%
			Conditional default rate	3.6%

Other structured financial products	11,444	Discounted Cash Flow	Credit default rates, call options and deferrals, waterfall structure, and covenants.	Varies by individual security, refer to Note 3

Other equity securities	2,821	Discounted Cash Flow	Cash flows from dividends and terminal value	0.2x - 1.5x
				(.8x)

Impaired loans	73,649	Discounted Cash Flow	Cash flows based upon current discount rates and terminal value	0.9% - 8.1%
				(3.7%)

Foreclosed assets	17,760	Discounted Cash Flow	Third party appraisals less estimated selling costs	0.0% - 100.0%
				(28.0%)

	Fair Value at	Valuation		Range
Asset	December 31, 2012	Technique(s)	Unobservable Input	(Weighted Average)

Non-agency residential mortgage-		Discounted Cash Flow	Conditional repayment rate	10.4%
backed securities	$26,800		Loss severity	43.8%
			Conditional default rate	3.6%

Other structured financial products	9,550	Discounted Cash Flow	Credit default rates, call options and deferrals, waterfall structure, and covenants.	Varies by individual security, refer to Note 3

Other equity securities	3,156	Discounted Cash Flow	Cash flows from dividends and terminal value	0.2x - 1.5x
				(0.9x)

Impaired loans	65,731	Discounted Cash Flow	Cash flows based upon current discount rates and terminal value	2.9% - 5.6%
				(4.2%)

Foreclosed assets	26,245	Discounted Cash Flow	Third party appraisals less estimated selling costs	0.0% - 100.0%
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

	September 30, 2013
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$377,730	$377,730	$377,730	$0	$0
Short-term investments	77,729	77,729	0	77,729	0
Investment securities	2,483,375	2,483,375	20,912	2,425,176	37,287
Restricted investment in bank stocks	160,787	160,787	0	160,787	0
Loans and leases	13,376,454	13,477,467	0	0	13,477,467
Derivatives	22,936	22,936	0	22,936	0
Financial liabilities:
Deposits	12,721,685	12,702,818	0	12,702,818	0
Short-term borrowings	688,456	688,456	0	688,456	0
FHLB borrowings	1,593,272	1,593,362	0	1,593,362	0
Long-term debt	457,804	463,940	0	463,940	0
Derivatives	54,712	54,712	0	54,712	0

	December 31, 2012
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$277,042	$277,042	$277,042	$0	$0
Short-term investments	119,176	119,176	0	119,176	0
Investment securities	2,577,901	2,577,901	21,266	2,517,129	39,506
Restricted investment in bank stocks	152,434	152,434	0	152,434	0
Loans and leases	12,894,741	12,954,918	0	0	12,954,918
Derivatives	25,915	25,915	0	25,915	0
Financial liabilities:
Deposits	12,580,046	12,544,069	0	12,544,069	0
Short-term borrowings	817,577	817,577	0	817,577	0
FHLB borrowings	1,199,062	1,200,358	0	1,200,358	0
Long-term debt	513,401	512,632	0	512,632	0
Derivatives	72,126	72,126	0	72,126	0

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 16. Subsequent Event

On October 4, 2013, Susquehanna completed its previously announced branch consolidation plan.  This involved the consolidation of 13 branch locations into other Susquehanna branches, with one additional branch to be closed on December 31, 2013. The total amount of costs incurred in connection with the consolidation process approximated $7.2 million, net of liabilities currently recognized, and will be recognized in the fourth quarter of 2013. Approximately $2.7 million of the total charge will be incurred in connection with a shortened useful life of premises and equipment and approximately $4.5 million of the total charge will be incurred for contract termination costs. The gross cash payments that Susquehanna expects to make will be between $7.0 and $9.0 million.

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

Executive Overview

Critical Accounting Policies

        Susquehanna’s significant accounting policies are defined in Note 1 to the Consolidated Financial Statements included in its 2012  Form 10-K, and in Note 1 to the Consolidated Financial Statements included in this report. The preparation of the Consolidated Financial Statements is in accordance with accounting principles generally accepted in the United States (“GAAP”).  Management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.  Management has identified accounting for: (i) the allowance for loan and lease losses; (ii) fair value measurements for valuation of financial instruments; (iii) valuation of goodwill; and, (iv) income taxes, as Susquehanna’s most critical accounting policies and estimates in that they are important to the portrayal of Susquehanna’s financial condition and results.  These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout the Consolidated Financial Statements, accompanying footnotes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Legislation

        In July 2013, the Federal Reserve Board, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation approved final rules to implement the Basel III capital framework. The rules will be effective on January 1, 2014 and phased-in over a multiple year period becoming fully effective on January 1, 2019. The new capital rules call for higher quality capital with higher minimum capital level requirements. Consistent with the international Basel framework, the rules include a new minimum ratio of common equity tier I capital to risk-weighted assets of 4.5 percent, and a common equity tier I capital conservation buffer of 2.5 percent of risk-weighted assets.  The rules also raise the minimum ratio of tier I capital to risk-weighted assets from 4.0 percent to 6.0 percent and includes a minimum leverage ratio of 4.0 percent.  Management has evaluated these new rules and anticipates Susquehanna would have had sufficient capital to meet the increased requirements at September 30, 2013.

Recent Developments

       On October 4, 2013, Susquehanna completed its previously announced branch consolidation plan. This involved the consolidation of 13 branch locations into other Susquehanna branches, with one additional branch to be closed on December 31, 2013.  The total amount incurred in connection with the consolidation process approximated $7.2 million, net of liabilities currently recognized, and will be recognized in the fourth quarter of 2013. Approximately $2.7 million of the total charge will be incurred in connection with a shortened useful life of premises and equipment and approximately $4.5 million of the total charge will be incurred for contract termination costs. The gross cash payments that Susquehanna expects to make will be $7.0 to $9.0 million.

Summary of Performance

        Susquehanna’s net income available to common shareholders was $44.3 million, or $0.24  per diluted share, for the three months ended September 30, 2013, an increase of $7.6 million when compared to $36.7 million, or $0.20  per diluted share, for the three months ended September 30, 2012. The $7.6 million increase in net income for the three months ended September 30, 2013 is due to a $11.0 million decrease in provision for loan and lease losses, and a $5.2 million decrease in non-interest expense, partially offset by a decrease of $2.3 million in non-interest income, and a $3.1 million increase in income tax expense.  Susquehanna’s net income available to common shareholders was $132.3 million, or $0.70  per diluted share, for the nine months ended September 30, 2013, an increase of $34.3 million when compared to $98.0 million, or $0.54 per diluted share, for the nine months ended September 30, 2012. The $34.3 million increase in net income for the nine months ended September 30, 2013 is due to a $7.3 million increase in net interest income, a $22.0 million decrease in provision for loan and lease losses, a $10.1 million increase in non-interest income, and a decrease of $9.6 million in non-interest expense, partially offset by an increase of $14.6 million in income tax expense.

Our 2013 financial goals are as follows:

Table 1
Key Susquehanna Financial Targets

	Updated as of	Original as of
	September 30, 2013	January 1, 2013
Net interest margin (FTE)	3.80%	3.90%
Loan growth	4.0%	5.0%
Deposit growth	2.0%	6.0%
Noninterest income growth	5.0%	8.0%
Noninterest expense growth	-2.5%	-2.0%
Effective tax rate	31.0%	32.0%

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

Results of Operations

Table 2
Summary of Third Quarter 2013 Compared to Third Quarter 2012, and Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012	% Change	2013	2012	% Change
Net income	$44,291	$36,732	20.6%	$132,338	$97,998	35.0%
Net interest income	145,949	149,142	(2.1)	443,252	435,934	1.7
Provision for loan and lease losses	5,000	16,000	(68.8)	29,000	51,000	(43.1)
Non-interest income	41,343	43,661	(5.3)	133,063	122,987	8.2
Non-interest expense	117,701	122,910	(4.2)	355,168	364,740	(2.6)
Non-interest expense excluding
merger-related expenses and loss
on extinguishment of debt	117,701	115,959	1.5	355,168	342,992	3.5

Table 3
Key Susquehanna Financial Measures

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2013	2012	2013	2012
	Diluted Earnings per Common Share	$0.24	$0.20	$0.70	$0.54
	Return on Average Assets	0.96%	0.81%	0.98%	0.75%
	Return on Average Shareholders' Equity	6.65%	5.70%	6.71%	5.27%
	Return on Average Tangible Shareholders' Equity (1)	13.67%	12.41%	13.95%	11.33%
	Efficiency Ratio (1)(2)	61.62%	58.98%	60.43%	60.15%
	Net Interest Margin	3.72%	3.92%	3.85%	3.99%

(1)	Supplemental Reporting of Non-GAAP-based Financial Measurements.
(2)	Adjusted for merger-related expenses.

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

Table 4
Reconciliation of Non-GAAP Measures

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2013	2012	2013	2012
	Tangible Book Value per Common Share
	End of period balance sheet data
	Shareholders' equity	$2,679,348	$2,584,682	$2,679,348	$2,584,682
	Goodwill and other intangible assets	(1,309,105)	(1,313,310)	(1,309,105)	(1,313,310)
	Tangible common equity (numerator)	$1,370,243	$1,271,372	$1,370,243	$1,271,372

	Common shares outstanding (denominator)	187,225	186,465	187,225	186,465
	Tangible book value per common share	$7.32	$6.82	$7.32	$6.82

	Return on Average Tangible Shareholders' Equity
	Return on average shareholders' equity (GAAP basis)	6.65%	5.70%	6.71%	5.27%
	Effect of excluding average intangible assets and related
	amortization	7.02%	6.71%	7.24%	6.06%
	Return on average tangible shareholders' equity	13.67%	12.41%	13.95%	11.33%

	Efficiency Ratio
	Other expense	$117,701	$122,910	$355,168	$364,740
Less:	Merger related expenses	0	(1,500)	0	(16,297)
	Loss on extinguishment of debt	0	(5,451)	0	(5,451)
	Noninterest operating expense (numerator)	$117,701	$115,959	$355,168	$342,992

	Taxable-equivalent net interest income	$149,683	$152,948	$454,678	$447,200
	Other income	41,343	43,661	133,063	122,987
	Denominator	$191,026	$196,609	$587,741	$570,187
	Efficiency ratio	61.62%	58.98%	60.43%	60.15%

Table 5
Distribution of Assets, Liabilities and Shareholders' Equity

Interest Rates and Interest Differential - Tax Equivalent Basis

	For the Three Month Period Ended			For the Three Month Period Ended
	September 30, 2013			September 30, 2012
	Average			Average
	Balance	Interest	Rate (%)	Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$85,503	$16	0.07	$112,830	$36	0.13
Investment securities:
Taxable	2,191,743	11,937	2.16	2,421,414	13,434	2.21
Tax-advantaged	392,469	5,450	5.51	390,316	5,568	5.68
Total investment securities	2,584,212	17,387	2.67	2,811,730	19,002	2.69
Loans and leases, (net):
Taxable	12,888,591	152,275	4.69	12,222,031	160,532	5.23
Tax-advantaged	401,922	5,133	5.07	390,446	5,305	5.41
Total loans and leases	13,290,513	157,408	4.70	12,612,477	165,837	5.23
Total interest-earning assets	15,960,228	174,811	4.35	15,537,037	184,875	4.73
Allowance for loan and lease losses	(177,853)			(189,406)
Other noninterest-earning assets	2,476,607			2,673,477
Total assets	$18,258,982			$18,021,108

Liabilities
Deposits:
Interest-bearing demand
Interest-bearing demand	$5,936,693	$3,904	0.26	$5,537,196	$4,817	0.35
Savings	1,075,734	286	0.11	1,002,981	274	0.11
Time	3,870,542	10,229	1.05	4,110,685	12,085	1.17
Short-term borrowings	758,079	2,242	1.17	748,841	2,206	1.17
FHLB borrowings	1,285,276	4,199	1.30	1,072,555	3,553	1.32
Long-term debt	475,655	4,268	3.56	727,382	8,992	4.92
Total interest-bearing liabilities	13,401,979	25,128	0.74	13,199,640	31,927	0.96
Demand deposits	1,911,053			1,937,835
Other liabilities	303,144			321,541
Total liabilities	15,616,176			15,459,016
Equity	2,642,806			2,562,092
Total liabilities & shareholders' equity	$18,258,982			$18,021,108
Net interest income / yield on
average earning assets		149,683	3.72		152,948	3.92
Taxable equivalent adjustment		(3,734)			(3,806)
Net interest income - as reported		$145,949			$149,142

Table 5
Distribution of Assets, Liabilities and Shareholders' Equity

Interest Rates and Interest Differential - Tax Equivalent Basis

	For the Nine Month Period Ended			For the Nine Month Period Ended
	September 30, 2013			September 30, 2012
	Average			Average
	Balance	Interest	Rate (%)	Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$100,443	$87	0.12	$106,780	$101	0.13
Investment securities:
Taxable	2,166,932	34,193	2.11	2,306,402	41,277	2.39
Tax-advantaged	396,930	16,515	5.56	381,840	16,927	5.92
Total investment securities	2,563,862	50,708	2.64	2,688,242	58,204	2.89
Loans and leases, (net):
Taxable	12,695,055	465,689	4.90	11,813,477	468,563	5.30
Tax-advantaged	416,270	15,830	5.08	372,014	15,262	5.48
Total loans and leases	13,111,325	481,519	4.91	12,185,491	483,825	5.30
Total interest-earning assets	15,775,630	532,314	4.51	14,980,513	542,130	4.83
Allowance for loan and lease losses	(180,652)			(190,265)
Other noninterest-earning assets	2,526,382			2,577,332
Total assets	$18,121,360			$17,367,580

Liabilities
Deposits:
Interest-bearing demand	$5,938,605	$12,746	0.29	$5,336,552	$15,826	0.40
Savings	1,068,446	858	0.11	979,190	936	0.13
Time	3,847,294	33,115	1.15	3,974,635	35,517	1.19
Short-term borrowings	767,911	6,548	1.14	705,916	6,507	1.23
FHLB borrowings	1,161,305	11,626	1.34	1,046,809	9,970	1.27
Long-term debt	493,358	12,743	3.45	695,980	26,174	5.02
Total interest-bearing liabilities	13,276,919	77,636	0.78	12,739,082	94,930	1.00
Demand deposits	1,913,701			1,849,445
Other liabilities	295,489			296,207
Total liabilities	15,486,109			14,884,734
Equity	2,635,251			2,482,846
Total liabilities & shareholders' equity	$18,121,360			$17,367,580
Net interest income / yield on
average earning assets		454,678	3.85		447,200	3.99
Taxable equivalent adjustment		(11,426)			(11,266)
Net interest income - as reported		$443,252			$435,934

Table 6
Changes in Net Interest Income - Tax Equivalent Basis

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	versus September 30, 2012			versus September 30, 2012
	Increase (Decrease)			Increase (Decrease)
	Due to Change in (1)			Due to Change in (1)
	Average	Average		Average	Average
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest Income
Other short-term investments	$(8)	$(13)	$(21)	$(6)	$(8)	$(14)
Investment securities:
Taxable	(1,225)	(272)	(1,497)	(2,407)	(4,677)	(7,084)
Tax-advantaged	33	(151)	(118)	647	(1,059)	(412)
Total investment securities	(1,192)	(423)	(1,615)	(1,760)	(5,736)	(7,496)
Loans (net of unearned income):
Taxable	8,604	(16,860)	(8,256)	33,434	(36,308)	(2,874)
Tax-advantaged	158	(330)	(172)	1,724	(1,156)	568
Total loans	8,762	(17,190)	(8,428)	35,158	(37,464)	(2,306)
Total interest-earning assets	$7,562	$(17,626)	$(10,064)	$33,392	$(43,208)	$(9,816)
Interest Expense
Deposits:
Interest-bearing demand	$334	$(1,247)	$(913)	$1,638	$(4,718)	$(3,080)
Savings	20	(8)	12	80	(158)	(78)
Time	(669)	(1,187)	(1,856)	(1,133)	(1,269)	(2,402)
Short-term borrowings	32	4	36	545	(504)	41
FHLB borrowings	705	(59)	646	1,122	534	1,656
Long-term debt	(2,627)	(2,097)	(4,724)	(6,477)	(6,954)	(13,431)
Total interest-bearing liabilities	(2,205)	(4,594)	(6,799)	(4,225)	(13,069)	(17,294)
Net Interest Income	$9,767	$(13,032)	$(3,265)	$37,617	$(30,139)	$7,478

(1)	Changes that are due in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes directly to volume and rate.

Net Interest Income-Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which decreased 2.1% to $145.9 million for the third quarter of 2013, as compared to $149.1 million for the same period in 2012. Net interest income as a percentage of net interest income plus noninterest income was 77.9% and 77.3%, respectively, for each of the quarters ended September 30, 2013 and September 30, 2012. For the nine month period ended September 30, 2013, net interest income increased $7.3 million, or 1.7%, to $443.3 million, compared to $435.9 million recorded in the same period of 2012. Net interest income as a percentage of net interest income plus noninterest income was 76.9% and 78.0%, respectively, for the nine month periods ended September 30, 2013 and 2012.

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

The decrease of $3.3 million in our taxable equivalent net interest income for the third quarter of 2013, as compared to the third quarter of 2012, was primarily the result of a 20 basis point decrease in net interest margin.  The yield on interest-earning assets declined by 38 basis points, and the rate paid on interest-bearing liabilities declined by 22 basis points.  The greater decline in yield versus rate paid results from a 6 basis point decrease in the recognition of purchase accounting benefit from the loan portfolio, plus the decline in yield earned on newly originated interest-earning assets versus matured interest-earning assets being greater than the decline in rate paid on newly originated interest-bearing liabilities versus matured interest-bearing liabilities.  The lower yields on newly originated loan assets results from a highly competitive environment, where multiple banks within our footprint are offering desirable rates and terms for quality loans.

The increase of $7.5 million in our taxable equivalent net interest income for the first nine months of 2013, as compared to the first nine months of 2012, was primarily the result of $0.8 billion increase in the average interest-earning assets, due mainly to the Tower acquisition, having a greater impact than the $0.5 billion increase in average interest-bearing liabilities.  These increases in average volume were partially offset by an 14 basis point decline in net interest margin, as the yield earned on interest-earning assets declined 32 basis points, and the rate paid on interest-bearing liabilities declined 22 basis points, due to the decline in yield earned on newly originated interest-earning assets versus matured interest-earning assets, partially offset by a 7 basis point increase in purchase accounting benefit from the loan portfolio, being greater than the decline in rate paid on newly originated interest-bearing liabilities versus matured interest-bearing liabilities.

We expect the purchase accounting benefit from the loan portfolio to continue into 2014, but would note that the timing of this benefit is not certain due to the behavior of customers in the current interest rate environment.

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

Net charge-offs for the third quarter of 2013 decreased to $16.9 million, or 0.50% of average loans and leases, when compared to net charge-offs for the third quarter of 2012 of $19.7 million, or 0.62% of average loans and leases. Net charge-offs for the nine months ended September 30, 2013 decreased to $46.3 million, or 0.47% of average loans and leases, when compared to net charge-offs for the nine months ended September 30, 2012 of $52.2 million, or 0.57% of average loans and leases. Nonaccrual loans declined significantly during this period, from $118.4 million at September 30, 2012 to $102.0 million at September 30, 2013. Additionally, non-performing assets comprised of non-accrual loans plus foreclosed real estate, has declined from $147.1 million, or 1.16% of total loans and leases at September 30, 2012, to $119.7 million, or 0.89% of total loans and leases at September 30, 2013.  As a result, we decreased the qualitative adjustments related to economic uncertainty.  This decrease combined with the improving credit trends supported the decrease in the provision for loan and lease losses from $51.0 million for the first nine months of 2012 to $29.0 million for the first nine months of 2013. In addition, on a linked-quarter basis, net charge-offs for the second quarter of 2013 were $9.8 million, and net charge-offs for the first quarter of 2013 were $19.6 million.

The allowance for loan and lease losses was 1.25% of period-end loans and leases, or $166.7 million, at September 30, 2013; 1.43% of period-end loans and leases, or $184.0 million, at December 31, 2012; and 1.47% of period-end loans and leases, or $186.9 million, at September 30, 2012. The allowance for loan and lease losses for Originated loans was 1.40% of period-end loans and leases, or $163.2 million, at September 30, 2013; 1.70% of period-end loans and leases, or $182.9 million, at December 31, 2012; and 1.78% of period-end loans and leases, or $185.2 million, at September 30, 2012.

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is appropriate to meet probable incurred loan and lease losses at September 30, 2013. There can be no assurance, however, that we will not sustain loan and lease losses in future periods greater than the size of the allowance at September 30, 2013.

Table 7
Provision and Allowance for Loan and Lease Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Dollars in thousands)
Balance - beginning of period	$178,594	$190,628	$184,020	$188,100
Additions	5,000	16,000	29,000	51,000
Charge-offs:
Commercial, financial, and agricultural	(5,892)	(7,003)	(26,758)	(20,572)
Real estate - construction	(8,103)	(3,280)	(14,036)	(12,795)
Real estate secured - residential	(4,151)	(2,896)	(9,771)	(10,338)
Real estate secured - commercial	(6,043)	(9,833)	(11,488)	(32,910)
Consumer	(1,051)	(616)	(2,397)	(2,341)
Leases	(694)	(955)	(3,015)	(2,946)
Total charge-offs	(25,934)	(24,583)	(67,465)	(81,902)
Recoveries:
Commercial, financial, and agricultural	2,161	3,246	6,197	7,562
Real estate - construction	1,599	371	3,786	2,069
Real estate secured - residential	627	426	1,879	1,663
Real estate secured - commercial	4,036	394	6,841	16,715
Consumer	325	168	886	912
Leases	332	247	1,596	778
Total recoveries	9,080	4,852	21,185	29,699
Net charge-offs	(16,854)	(19,731)	(46,280)	(52,203)
Balance - end of period	$166,740	$186,897	$166,740	$186,897

Average loans and leases outstanding	$13,290,513	$12,612,477	$13,111,325	$12,185,491
Period-end loans and leases	13,376,454	12,675,607	13,376,454	12,675,607
Net charge-offs as a percentage of average loans
and leases (annualized)	0.50%	0.62%	0.47%	0.57%
Allowance as a percentage of period-end loans
and leases	1.25%	1.47%	1.25%	1.47%

Noninterest Income

The following table presents a breakdown of Susquehanna's noninterest income.

Table 8
Noninterest Income

			% Change			% Change
	Three Months		2013	Nine Months		2013
	Ended September 30,		vs.	Ended September 30,		vs.
	2013	2012	2012	2013	2012	2012
	Dollars in thousands
Service charges on deposit accounts	$9,514	$9,013	5.6%	$27,533	$25,270	9.0%
Vehicle origination and servicing fees	2,907	2,470	17.7	8,668	6,620	30.9
Wealth management commissions and fees	12,606	11,923	5.7	38,285	35,823	6.9
Commissions on property and casualty
insurance sales	3,872	3,158	22.6	12,774	12,145	5.2
Other commissions and fees	5,276	5,387	(2.1)	17,199	14,830	16.0
Income from bank-owned life insurance	1,493	1,726	(13.5)	4,521	4,868	(7.1)
Mortgage banking revenue	2,237	5,113	(56.2)	10,345	12,969	(20.2)
Net realized gain on sales of securities	2	31	(93.5)	(51)	1,633	(103.1)
Other	3,436	4,840	(29.0)	13,789	8,829	56.2
Total noninterest income	$41,343	$43,661	(5.3)	$133,063	$122,987	8.2

Third Quarter 2013 Compared to Third Quarter 2012

Noninterest income, as a percentage of net interest income plus noninterest income, was 22.1% for the third quarter of 2013 and 22.7% for the third quarter of 2012.

Noninterest income decreased $2.3 million, or 5.3%, for the third quarter of 2013, as compared to the third quarter of 2012. This net decrease was primarily the result of the following:

•         Increased wealth management commissions and fees of $0.7 million;

•         Increased commissions on property and casualty insurance sales of $0.7 million;

•         Decreased mortgage banking revenue of $2.9 million; and,

•         Decreased other  of $1.4 million.

Wealth management commissions and fees. The 5.7% increase primarily is the result of increased fees related to the increased volume of assets under management.

Commissions on property and casualty insurance sales.  The 22.6% increase results from increased volume at our Addis subsidiary, as well as higher premium rates from their carriers.

Mortgage banking revenue.  The 56.2% decrease is the result of declining margins on sales.  Premiums paid by the secondary market have contracted industry wide as mortgage interest rates have increased over the past twelve months.

Other.  The 29.0% decrease results primarily from $2.0 million decrease in gain on sale of Other Real Estate Owned.

Nine months ended September 30, 2013 compared to Nine Months ended September 30, 2012

Noninterest income, as a percentage of net interest income plus noninterest income, was 23.1% for the nine-month period of 2013, and 22.0% for the nine-month period of 2012.

Noninterest income increased $10.1 million, or 8.2%, for the nine-month period of 2013, as compared to the nine-month period of 2012. This net increase was primarily the result of the following:

•         Increased service charges on deposit accounts of $2.3 million;

•         Increased vehicle origination and servicing fees of $2.0 million;

•         Increased wealth management commissions and fees of $2.5 million;

•         Increased other commissions and fees of $2.4 million;

•         Decreased mortgage banking revenue of $2.6 million;

•         Decreased net realized gain on sale of securities of $1.7 million; and,

•         Increased other  of $5.0 million.

Service charges on deposit account. The 9.0% increase is primarily the result of recognizing a full nine months, in 2013, of service charges on accounts acquired in the Tower transaction, compared to two and one-half quarters in 2012.

Vehicle origination and servicing fees. The 30.9% increase is the result of lease production at our Hann subsidiary increasing due to expanded territories.

Wealth management commissions and fees. The 6.9% increase primarily is the result of increased fees related to the acquisition of Tower trust accounts.

Other commissions and fees.  The 16.0% increase is primarily the result of increased interest rate swap fees from our service to qualified customers enabling them to better manage their interest rate risk.

Mortgage banking revenue.  The 20.2% decrease is the result of lower premiums received on the sales.

Other.  The 56.2% decrease resulted primarily from a one-time insurance death benefit of $2.7 million; $1.0 million increase on gain from sale of Small Business Administration loans; and, a $1.9 million increase in miscellaneous income.

Noninterest Expense

The following table presents a breakdown of Susquehanna's noninterest expense.

Table 9
Noninterest Expense

			% Change			% Change
	Three Months		2013	Nine Months		2013
	Ended September 30,		vs.	Ended September 30,		vs.
	2013	2012	2012	2013	2012	2012
	Dollars in thousands
Salaries and employee benefits	$61,879	$62,236	(0.6)%	$191,801	$184,718	3.8%
Occupancy	11,352	11,350	0	33,721	33,886	(0.5)
Furniture and equipment	3,661	3,823	(4.2)	10,986	11,749	(6.5)
Professional and technology services	7,173	4,916	45.9	18,733	14,591	28.4
Advertising and marketing	3,092	2,947	4.9	8,664	9,288	(6.7)
FDIC insurance	5,421	5,275	2.8	13,760	15,222	(9.6)
Legal fees	1,774	2,012	(11.8)	5,454	5,972	(8.7)
Amortization of intangible assets	2,502	3,337	(25.0)	8,823	9,253	(4.6)
Vehicle lease disposal	1,193	1,401	(14.8)	3,796	4,981	(23.8)
Other	19,654	18,662	5.3	59,430	53,332	11.4
	117,701	115,959	1.5	355,168	342,992	3.5
Merger related	0	1,500	(100.0)	0	16,297	(100.0)
Loss on extinguishment of debt	0	5,451	(100.0)	0	5,451	(100.0)
Total noninterest expenses	$117,701	$122,910	(4.2)	$355,168	$364,740	(2.6)

Third Quarter 2013 Compared to Third Quarter 2012

Noninterest expenses, excluding merger-related costs and loss on extinguishment of debt, increased $1.7 million, or 1.5%, from $116.0 million for the third quarter of 2012, to $117.7 million for the third quarter of 2013. This net increase was primarily the result of:

•         Increased professional and technology services of $2.3 million;

Professional and technology services.  The 45.9% increase is the result of increased consulting, audits and examinations, and data processing services.  Certain consulting expenses are related to continued investments in enterprise risk management, stress testing, and technology to comply with recent changes in regulations.

Nine Months ended September 30, 2013 Compared to Nine Months ended September 30, 2012

Noninterest expenses, excluding merger-related costs and loss on extinguishment of debt, increased $12.2 million, or 3.5%, from $343.0 million for the nine-month period of 2012, to $355.2 million for the nine-month period of 2013. This net increase was primarily the result of:

•         Increased salaries and employee benefits of $7.1 million;

•         Increased professional and technology services of $4.1 million;

•         Decreased FDIC insurance of $1.5 million;

•         Decreased vehicle lease disposal of $1.2 million: and,

•         Increased other noninterest expense of $6.1 million.

Salaries and employee benefits.  The 3.8% increase is the result of recognizing a full three quarters, in 2013, of salary and benefit expense on employees acquired in the Tower transaction, compared to two and one-half quarters in 2012, and annual merit increases.

Professional and technology services.  The 28.4% increase is the result of increased consulting, audits and examinations, and data processing services.  Certain consulting expenses are related to continued investments in enterprise risk management, stress testing, and technology to comply with recent changes in regulations.

FDIC insurance.  The 9.6% decrease is the result of increasingly positive earnings and credit factors, and one-time refunds of prior period expense.

Vehicle lease disposal.  The 23.8% decrease is the result of lower volumes of vehicles coming off lease with lower turn-in ratios.

Other non-interest expenses.  The 11.4% increase is primarily the result of increased expenses relating to computer software maintenance and amortization, employee welfare, operating risk loss, and Pennsylvania shares tax, resulting from the Tower acquisition in February 2012.

Income Taxes

Our effective tax rate for the three and nine month reporting period ended September 30, 2013 was 31.4% and 31.1%, respectively.  Our effective tax rate for the three and nine month reporting period ended September 30, 2012 was 31.8% and 31.6%, respectively.  The decrease in tax rate was due to the amount of tax-advantaged income relative to total income for the three and nine months ended September 30, 2013, as compared to the tax-advantaged income relative to total income for the three and nine months ended September 30, 2012.  The estimated annual effective rates for the reporting periods ended September 30, 2013 and September 30, 2012 were impacted by the level of permanent differences, including tax-advantaged income, resulting in an effective rate below statutory rates for the interim reporting periods.

Financial Condition
Table 10
Summary of September 30, 2013 Compared to December 31, 2012

	September 30,	December 31,
	2013	2012	% Change
Total assets	$18,481,150	$18,037,667	2.5%
Investment securities available for sale	2,483,375	2,577,901	(3.7)
Loans and leases	13,376,454	12,894,741	3.7
Deposits	12,721,685	12,580,046	1.1
Shareholders' equity	2,679,348	2,595,909	3.2
Book value per common share	14.31	13.92	2.8
Tangible book value per common share	7.32	6.88	6.4

Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

At September 30, 2013, we had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 11. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

Securities Available for Sale

Securities available for sale decreased 3.7%, or $94.5 million from December 31, 2012 resulting from a strategic decision, in early 2013, not to purchase securities in most of the first two quarters of 2013 due to the low interest rate environment and reasonable loan demand.  As interest rates have increased, Susquehanna began to increase its volume of purchases during the third quarter.  For additional information about our investment securities portfolio, refer to “Note 3. Investment Securities” and “Note 13. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

Loans and Leases

Total loans and leases increased 3.7%, or $481.7 million, from December 31, 2012 to September 30, 2013.  For additional information about our loan portfolio, refer to “Note 4. Loans and Leases” to the financial statements appearing in Part I, Item 1, of this report.

Risk Assets

Table 11
Risk Assets

	September 30	December 31,
	2013	2012	% Change
	(Dollars in thousands)
Non-performing assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$10,048	$10,464	(4.0)%
Real estate - construction	16,497	14,817	11.3
Real estate secured - residential	27,878	28,440	(2.0)
Real estate secured - commercial	45,906	42,621	7.7
Consumer	177	43	311.6
Leases	1,470	1,382	6.4
Total nonaccrual loans and leases	101,976	97,767	4.3
Foreclosed real estate	17,760	26,245	(32.3)
Total non-performing assets	$119,736	$124,012	(3.4)

Total non-performing assets as a percentage of period-end
loans and leases and foreclosed real estate	0.89%	0.96%	(7.3)
Allowance for loan and lease losses as a percentage of
nonaccrual loans and leases	164%	188%	(12.8)

Loans contractually past due 90 days and still accruing	$8,655	$8,209	5.4
Troubled debt restructurings	69,975	67,775	3.2

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

Nonperforming assets decreased from $124.0 million at December 31, 2012, to $119.7 million at September 30, 2013. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate decreased from 0.96% at December 31, 2012 to 0.89% at September 30, 2013, and troubled debt restructurings increased $2.2 million, from $67.8 million at December 31, 2012 to $70.0 million at September 30, 2013.

Of the $264.4 million of impaired loans (nonaccrual, non-consumer loan relationships greater than $0.75 million plus accruing restructured loans),  $175.5 million, or 66.4%, had no related reserve (refer to “Note 4. Loans and Leases – Impaired Loans” to the financial statements appearing in Part I, Item 1, of this report.) The determination that no related reserve for collateral-dependent loans was required was based on the net realizable value of the underlying collateral less costs to sell.

At September 30, 2013, real estate – construction loans comprised only 5.7% of our total loan and lease portfolio, but accounted for 16.2% of nonaccrual loans and leases and 14.4% of our allowance for loan and lease losses. In addition, for the three-month and nine-month period ended September 30, 2013, this loan type accounted for 38.6%, and 22.1%, respectively, of total net charge-offs.  As a result, we consider real estate - construction loans to be higher-risk loans. Additional information about our real estate – construction loan portfolio is presented in Tables 12, 13, and 14. Categories within these tables are defined as follows:

•         Construction loans – loans used to fund vertical construction for residential and non-residential structures;

•         Land development loans – loans secured by land for which the approvals for site improvements have been obtained, the site improvements are in progress, or the site improvements have been completed; and

•         Raw land – loans secured by land for which there are neither approvals nor site improvements.

Table 12
Construction, Land Development, and Other Land Loans - Portfolio Status

	Balance at		Past Due	Past Due		Other		Net
	September 30,	% of Total	30-89	90 Days and	Non	Internally		Charge-
Category	2013	Construction	Days	Still Accruing	Accrual	Monitored	(1)	Offs (2)	Reserve	(3)
	(Dollars in thousands)
1-4 Family:
Construction	$156,464	20.4%	0.4%	0.0%	2.3%	12.1%		0.6%	3.2%
Land development	192,532	25.2	0.3	0.4	0.3	16.8		0.0	3.6
Raw land	1,290	0.2	0.0	0.0	0.0	0.0		(1.9)	1.0
	350,286	45.8	0.4	0.2	1.2	14.7		0.3	3.4
All Other:
Construction:
Investor	209,737	27.4	0.2	0.0	3.5	6.7		4.1	2.9
Owner-occupied	46,537	6.1	0.0	0.0	1.2	0.0		0.0	2.5
Land development:
Investor	119,274	15.5	0.8	0.0	3.0	26.7		2.9	3.2
Owner-occupied	14,203	1.9	0.0	0.0	5.9	11.3		1.4	3.5
Raw land:
Investor	24,413	3.2	0.0	0.0	0.0	11.7		(0.4)	1.7
Owner-occupied	796	0.1	0.0	0.0	0.0	0.0		0.0	0.3
	414,960	54.2	0.3	0.0	3.0	12.1		2.9	2.9
Total	$765,246	100.0	0.3	0.1	2.2	13.3		1.7	3.1

(1)	Represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list, excluding non-accrual and past-due loans reflected in the prior three columns.
(2)	Represents the amount of net charge-offs in each category for the last nine months divided by the category loan balance at September 30, 2013 plus the net charge-offs.
(3)	Represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at September 30, 2013.

Table 13
Construction, Land Development, and Other Land Loans - Collateral Locations

	Balance at	Geographical Location by %
Category	September 30, 2013	Maryland	New Jersey	Pennsylvania	Other
	(Dollars in thousands)
1-4 Family:
Construction	$156,464	49.7%	2.9%	42.0%	5.4%
Land development	192,532	40.9	3.7	39.5	16.0
Raw land	1,290	0.0	21.6	78.4	0.0
	350,286	44.7	3.4	40.8	11.2
All Other:
Construction:
Investor	209,737	54.3	15.1	30.6	0.0
Owner-occupied	46,537	27.8	3.9	68.4	0.0
Land development:
Investor	119,274	29.9	5.2	48.3	16.6
Owner-occupied	14,203	39.0	0.0	61.0	0.0
Raw land:
Investor	24,413	18.7	1.6	76.9	2.8
Owner-occupied	796	52.1	0.0	47.9	0.0
	414,960	41.7	9.7	43.7	4.9
Total	$765,246	43.0	6.8	42.4	7.8

Table 14
Construction, Land Development, and Other Land Loans - Portfolio Characteristics

			Global Debt
		Balance at	Coverage Ratio	Average Loan to
	Category	September 30, 2013	Less than 1.1 Times (1)	Value (current)
		(Dollars in thousands)
	1-4 Family:
	Construction	$156,464	8.2%	86.4%
	Land development	192,532	12.6	70.5
	Raw land	1,290	0.0	60.2
		350,286	10.8	80.2
	All Other:
	Construction:
	Investor	209,737	19.2	85.7
	Owner-occupied	46,537	10.4	55.9
	Land development:
	Investor	119,274	10.5	82.9
	Owner-occupied	14,203	51.7	48.5
	Raw land:
	Investor	24,413	18.6	68.3
	Owner-occupied	796	46.5	85.7
		414,960	17.1	78.2
		$765,246	13.7	79.2

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

Deposits

Total deposits increased 1.1%, or $141.6 million, from December 31, 2012 to September 30, 2013. Within this category, core deposits such as demand, interest-bearing demand, and savings increased 0.7%.

Time deposits less than $0.1 million decreased 7.0%, or $158.6 million, from December 31, 2012 to September 30, 2013. This decrease, in part, reflects the results of our continuing plan to improve our mix of deposits by allowing high-cost, single-service certificates of deposit to run off.  However, we also want to maintain market share and liquidity at appropriate levels, and we will monitor and manage this portfolio to avoid excessive runoff.  Time deposits greater than $0.1 million increased 16.2%, or $240.2 million, from December 31, 2012 to September 30, 2013.  For additional information about deposits, refer to “Note 7. Deposits” to the financial statements appearing in Part I, Item I, of this report.

Shareholders’ Equity

Total shareholders’ equity increased $83.4 million, or 3.2%, during the first nine months of 2013.  The primary components of the change were net income of $132.3 million, offset by dividends paid to shareholders of $29.9 million, or $.16 per share, and a $25.7 million negative adjustment to accumulated other comprehensive income resulting from decreased fair value of available for sale securities, due to market interest rate increases in the latter half of the second quarter.

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

The final rules emphasize common equity tier I capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The final rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. These changes to the risk-weighted assets calculation will be effective from January 1, 2015 and would likely lead to a minimal increase in our risk-weighted assets, which in some cases could be significant.

The final rules also establish a more conservative standard for including as tier I capital, for bank holding companies such as Susquehanna, instruments such as trust preferred securities. Such bank holding companies must begin to phase-out these instruments as capital on January 1, 2015. Susquehanna will be allowed to include only 25 percent of its $155.0 million in outstanding trust preferred securities as of January 1, 2015, and 0 percent as of January 1, 2016, and thereafter.

Based on a preliminary analysis of the new rules, management believes that it would be fully compliant with the revised standards as of September 30, 2013 if they were effective on that date.

Susquehanna actively reviews its capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. At September 30, 2013, the capital ratios of Susquehanna exceed the “well-capitalized” thresholds under the current capital requirements. The capital ratios as computed under the existing regulatory guidance are as follows:

Table 15
Susquehanna Capital Ratios

			Well-capitalized
		At September 30, 2013	Threshold
	Tier 1 Common Ratio	10.41%	N/A
	Leverage Ratio	9.47%	5.0%
	Tier 1 Capital Ratio	11.52%	6.0%
	Total Risk-based Capital Ratio	12.92%	10.0%

(1)	Includes deferred tax liability of $46.1 million associated with intangibles.

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

Liquidity Risk

The maintenance of adequate liquidity – the ability to meet the cash requirements of our customers and other financial commitments – is a fundamental aspect of our asset/liability management strategy.  Our policy of diversifying our funding sources – purchased funds, repurchase agreements, and deposit accounts – allows us to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time.  Our bank subsidiary has approximately $2.4 billion available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh at September 30, 2013 and December 31, 2012, respectively. In addition, at September 30, 2013 and December 31, 2012, we had unused federal funds lines of $1.1 billion and $1.0 billion, respectively, and aggregate brokered certificates of deposits of $660.2 million and $392.8 million, respectively.

 In addition, we have pledged certain auto leases, certain auto loans, certain commercial finance leases, and certain investment securities to obtain collateralized borrowing availability at the Federal Reserve’s Discount Window.  At September 30, 2013 and December 31, 2012, we had unused collateralized availability of $1.4 billion and $1.1 billion, respectively.

Liquidity, however, is not entirely dependent on increasing our liability balances.  Liquidity is also evaluated by taking into consideration maturing or readily marketable assets. Unrestricted short-term investments totaled $30.7 million and $39.6 million, respectively, at September 30, 2013 and December 31, 2012, and represented additional sources of liquidity.

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

Static gap analysis reports the difference between interest-rate sensitive assets and liabilities at a specific point in time.  Management uses the static gap methodology to identify our directional interest-rate risk.  Our estimated cumulative one year interest-rate sensitivity gap positions (asset sensitive) as calculated as of September 30, 2013 and December 31, 2012 were 0% and 6% of total assets, respectively.  These estimates include anticipated prepayments on commercial and residential loans, and mortgage-backed securities, in addition to certain repricing assumptions relative to our core deposits.  Traditionally, an institution with more assets repricing than liabilities over a given time frame is considered asset sensitive, and one with more liabilities repricing than assets is considered liability sensitive.  An asset sensitive institution will generally benefit from rising rates, and a liability sensitive institution will generally benefit from declining rates.  Static gap analysis is widely accepted because of its simplicity in identifying interest rate risk exposure; but it does not forecast changes in market spread adjustments, the changing mix of the balance sheet, planned balance sheet management strategies, and the change in prepayment assumptions.

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

	Net Interest Income		Economic Value of Equity
	+100bp	+200bp	+100bp	+200bp
September 30, 2013	1.3%	3.8%	-0.5%	-0.9%
December 31, 2012	1.6%	4.5%	0.9%	1.5%
Risk-tolerance	-7.5%	-10.0%	-15.0%	-25.0%

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

                                                                                            SUSQUEHANNA BANCSHARES, INC.

November 5, 2013                                                          /s/ William J. Reuter                                                                                                                                                                                                                      William J. Reuter

                                                                                            Chairman and Chief Executive Officer

November 5, 2013                                                          /s/ Drew K. Hostetter

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