Form 10-K
period 2013-12-31
SUSQUEHANNA BANCSHARES INC
filed 2014-03-03
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $2,371,163,032 as of June 28, 2014, based upon the closing price quoted on the Nasdaq Global Select Market for such date. Shares of common stock held by each executive officer and director have been excluded because such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of shares issued and outstanding of the registrant’s common stock as of February 17, 2014, was 187,457,535.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 2, 2014 are incorporated by reference into Part III of this Annual Report.

SUSQUEHANNA BANCSHARES, INC.

Unless the context otherwise requires, the terms “Susquehanna,” “we,” “us,” and “our” refer to Susquehanna Bancshares, Inc. and its subsidiaries.

PART I

Forward-Looking Statements.

We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Annual Report on Form 10-K, contain “forward-looking statements,” for which we claim the protection of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These include statements pertaining to our future business plans; regulatory capital and capital resources generally; management; general economic conditions; the impact of new regulations on our business; accounting policies and estimates; our potential exposures to various types of market risks, such as interest rate risk and credit risk; expectations regarding future acquisitions; whether our allowance for loan and lease losses is appropriate to meet probable loan and lease losses; our ability to evaluate loan collateral and guarantors; our ability to achieve loan growth; our ability to maintain sufficient liquidity; our ability to manage credit quality; and our ability to achieve our 2014 operating and financial goals. Forward-looking statements are often accompanied by, and identified with, terms such as “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market-risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from those that have been estimated. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	interest rate fluctuations could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	adverse changes in our loan and lease portfolio and the resulting credit-risk-related losses and expenses;

•	decreases in our loan and lease origination volume;

•	our ability to make accurate assumptions and judgments about the collectability of our loan and lease portfolio, including the creditworthiness of our borrowers, guarantors, and lessees, and the value of the assets securing the loans;

•	adverse changes in regional real estate values;

•	adverse international, national, and regional economic and business conditions;

•	changes in consumer confidence, spending and savings habits impacting our bank and non-bank financial products and services;

•	impairment of the our goodwill or other assets;

•	our ability to recruit and retain executive officers and other key employees;

•	our ability to continue to grow our business internally and through acquisition and successful integration of bank and non-bank entities while controlling our costs;

•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial products and services that may affect our profitability;

•	our ability to hedge certain market risks effectively and economically;

•	our ability to effectively implement technology-driven products and services;

•	costs of compliance with and impact of laws and regulatory requirements of federal and state agencies;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could adversely impact our business and financial performance and restrict growth;

•	cyber-security risks impacting us or our vendors, including “denial of service,” “hacking” and “identity theft,” that could adversely affect our business and financial performance, or our reputation;

•	operational risks, such as the risk of loss resulting from human error, inadequate or failed internal processes and systems, outsourcing arrangements, compliance and legal risk and external events;

•	the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board;

•	the effects of and changes in the rate of FDIC premiums; and

•	our success in managing the risks involved in the foregoing.

We encourage readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Forward-looking statements speak only as of the date they are made. We do not intend to update publicly any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Item 1. Business

General

Susquehanna Bancshares, Inc. (“Susquehanna”) is a financial holding company organized in 1982 under the laws of the Commonwealth of Pennsylvania. Our executive offices are located at 26 North Cedar Street, Lititz, Pennsylvania 17543. Our telephone number is (717) 626-4721 and our web site address is www.susquehanna.net. Our common stock is traded on the Nasdaq Global Select Market under the symbol SUSQ. We make available free of charge, through the Investor Relations section of our web site, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). We include our web site address in this Annual Report on Form 10-K as a textual reference only and do not intend it to be an active link to our web site.

Susquehanna and its bank and nonbank subsidiaries are subject to extensive regulation, supervision and examination at the federal and state levels, including by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”), the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking and Securities. In addition, our retail (consumer) banking and financial activities are regulated, supervised and examined by the Consumer Financial Protection Bureau (“CFPB”). Federal and state financial laws and regulations give our federal and state regulatory authorities broad discretion in the administration and enforcement of their regulatory responsibilities, and their regulatory and supervisory activities, as well as changes in federal and state financial laws and regulations, could have a significant impact on the Company and its operations. See “Supervision and Regulation” below.

Susquehanna conducts its business operations primarily through its commercial bank subsidiary, Susquehanna Bank, and other subsidiaries in the mid-Atlantic region to provide a wide range of retail and commercial banking and financial products and services. In addition to Susquehanna Bank, we operate a trust and investment company, an asset management company, an investment advisory and brokerage firm, a property and casualty insurance brokerage company, and a vehicle leasing company. Our only reportable segment is community banking, and all services offered by us relates to community banking. As of December 31, 2013, we had total assets of approximately $18.5 billion, consolidated net loans and leases of $13.6 billion, deposits of $12.9 billion, and shareholders’ equity of $2.7 billion.

The following table sets forth information, for the year ended December 31, 2013, regarding our bank subsidiary and each of our non-bank subsidiaries that had annual revenues in excess of $5.0 million:

Table 1

Susquehanna Bancshares, Inc. Subsidiaries

(Dollars in thousands)

Subsidiary	Assets	Percent of Total
Bank Subsidiary:
Susquehanna Bank	$18,379,566	99.5%
Non-Bank Subsidiaries:
Valley Forge Asset Management Corp.	37,059	0.2
Stratton Management Company	79,257	0.4
Boston Service Company, Inc. (t/a Hann Financial Services Corp.)	196,090	1.1
The Addis Group, LLC	48,333	0.2
Consolidation adjustments and other non-bank subsidiaries	(266,816)	(1.4)

Total	$18,473,489	100.0%

We manage our business activities using a long-term perspective, with financial objectives determined and evaluated on a consolidated basis that emphasize loan quality, balance sheet liquidity, and earnings stability. Consistent with this approach, we emphasize a loan portfolio derived from our local markets. In addition, we focus on avoiding a concentration of any portion of our business on a single customer or limited group of customers or a substantial portion of our loans or investments concentrated within a single industry or a group of related industries.

As of December 31, 2013, our total loans and leases (net of unearned income) in dollars and by percentage were as follows:

Table 2

Loans and Leases

(Dollars in thousands)

Commercial, financial and agricultural	$2,394,847	17.6%
Real estate – construction	735,877	5.4
Real estate secured – residential	4,204,430	31.0
Real estate secured – commercial	4,068,816	30.0
Consumer	953,000	7.0
Leases	1,219,116	9.0

Total loans and leases	$13,576,086	100.0%

As of December 31, 2013, core deposits funded 66.6% of our lending.

Products and Services

Our Bank Subsidiary. Our commercial bank subsidiary, Susquehanna Bank, is a Pennsylvania state-chartered commercial bank that operated 245 banking offices as of December 31, 2013. It provides a wide range of retail banking services, including checking, savings and club accounts, check cards, debit cards, money market accounts, certificates of deposit, individual retirement accounts, home equity lines of credit, residential mortgage loans, home improvement loans, automobile loans, personal loans, and internet and mobile banking services. It also provides an extensive selection of commercial banking services, including business checking accounts, cash management services, money market accounts, land acquisition and development loans, commercial loans, floor plan, equipment and working capital lines of credit, small business loans, and internet banking services. We provide our bank subsidiary guidance in the areas of credit policy and administration, risk assessment, investment advisory administration, strategic planning, investment portfolio management, asset liability management, liquidity management and other financial, administrative and control services.

Our Non-bank Subsidiaries. Our non-bank subsidiaries offer a variety of financial services to complement our core banking operations, broaden our customer base, and diversify our revenue sources. Our objective is to offer our customers a broad array of products and services to meet all their financial needs. The Addis Group, LLC provides commercial, property and casualty insurance, and risk management programs for medium and large sized companies. Valley Forge Asset Management Corp. offers investment advisory, asset management and brokerage services for institutional and high net worth individual clients, and retirement planning services. Stratton Management Company manages mutual funds and provides investment management services to institutions, pensions, endowments and high net worth individuals. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) provides comprehensive consumer vehicle financing services.

Market Areas

Our Bank Subsidiary. We operate through a regional community-banking model with 12 regional leadership teams reporting into three divisions:

•	The Pennsylvania Division includes 115 banking offices operating primarily in the central Pennsylvania market area, including Adams, Berks, Centre, Cumberland, Dauphin, Lancaster, Lebanon, Lehigh, Luzerne, Lycoming, Northampton, Northumberland, Schuylkill, Snyder, Union, and York counties.

•	The Maryland Division includes 61 banking offices operating primarily in the market areas of Maryland and southwestern central Pennsylvania, including Allegany, Anne Arundel, Baltimore, Carroll, Garrett, Harford, Howard, Washington, and Worcester counties and the City of Baltimore in Maryland, Berkeley County in West Virginia and Bedford, Franklin, and Fulton counties in Pennsylvania.

•	The Delaware Valley Division includes 69 banking offices operating primarily in the suburban Philadelphia, Pennsylvania and southern New Jersey market areas, including Philadelphia, Bucks, Chester, Delaware, and Montgomery, counties in Pennsylvania and Atlantic, Burlington, Camden, Cumberland, and Gloucester counties in New Jersey.

Our senior management team uses the input and feedback from our regional leadership teams to evaluate, develop strategies and allocate resources among the Bank’s market areas.

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

Employees

As of December 31, 2013, we had 3,296 full-time and 99 part-time employees.

Competition

Financial holding companies and their subsidiaries compete with many institutions for deposits, loans, trust services and other banking-related and financial services and products. We are subject to robust competition in our market areas. We compete with larger national, international and regional banks that have more resources than we do. We also compete with other types of financial institutions that are less heavily regulated such as brokerage firms, money market funds, credit unions, mortgage companies, consumer finance and credit card companies, and other financial services companies. Further, competition among providers of financial services and products continues to increase, with consumers having the opportunity to choose from a variety of traditional and non-traditional banking alternatives.

The market areas that we serve are currently experiencing slow to moderate economic growth. Our markets have a diverse employment base consisting primarily of manufacturing, agriculture, wholesale and retail trade, technology, health care and governmental sectors. We believe that our community banking approach to providing client service provides us with a competitive advantage over national, international and other regional banks and strengthens our ability to compete with community banks in our markets that may lack our financial resources and broad range of deposit, lending and other financial services and products. We believe our market area will support growth in assets and deposits in the future, which we expect to contribute to our ability to maintain or grow profitability. In addition, we will continue to seek customer relationships that can generate fee income whether or not we also have a lending relationship with the customer. We anticipate that this approach will help mitigate profit fluctuations that are caused by movements in interest rates, business and consumer loan cycles, and local economic factors.

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted in 2010, and a substantial increase in regulatory oversight and enforcement in recent years, additional costs and potential risks are associated with the operations of financial holding companies and banks. These regulatory trends have negatively affected the business and consolidated results of operations for such entities.

As a result of the Dodd-Frank Act and other state and federal legislation and rulemaking, as well as the increase in supervisory burden, consolidation in the industry is expected to continue.

Our Long-Term Strategy

We manage our business for sustained long-term growth and profitability, with an objective to be a high performing financial services company. Our primary strategy is organic growth through expansion of our customer base in existing markets, supplemented by strategic acquisitions. This growth is supported by our core business strategy of leveraging the product and service offerings, balance sheet strength and risk management structure of a regional financial services company through a customer-focused “community bank” delivery model, highlighted by a regional leadership structure that empowers local community bankers with the decision-making authority required to build enduring relationships with customers. The primary objectives of our current strategic plan are to continue to increase lower-cost core deposits, grow our diverse loan portfolio with an increased focus on commercial and small business lending, increase noninterest income as a component of total revenue, deliver a consistent and differentiating customer experience, build a workplace that employees find engaging and rewarding, and effectively manage risk through a governance framework and risk culture commensurate with our size, complexity, strategy and growth. These objectives are aligned with and support our mission, “to help customers achieve their financial goals, to deliver a superior return for shareholders, and help to build the economic strength of our communities.”

Mergers and Acquisitions

On October 1, 2011, we completed our acquisition of Abington Bancorp, Inc. (“Abington”) in a merger of Abington with and into Susquehanna. On February 17, 2012, we completed our acquisition of Tower Bancorp, Inc. (“Tower”) in a merger with and into Susquehanna. For additional information regarding these transactions refer to “Note 2. Acquisitions” in the Notes to Consolidated Financial Statements appearing in Part II, Item 8.

From time to time, we evaluate possible acquisitions of other banks, and may also seek to enter businesses closely related to banking or that are financial in nature, or to acquire existing companies already engaged in such activities, including investment advisory services and insurance brokerage services. Any acquisition by us may require notice to or approval of the Federal Reserve Board, the Pennsylvania Department of Banking, other regulatory agencies and, in some instances, our shareholders. We apply a disciplined approach to considering acquisition opportunities, with a primary focus on building long-term shareholder value and advancing our mission and strategic objectives. In this regard, we generally consider, as a guideline, specific financial criteria, including whether the proposed transaction would be accretive to earnings per share in the first year after completion, provide for restoration of any tangible book value dilution in fewer than five years, result in an internal rate of return of 15% or better and be more beneficial to our shareholders than repurchasing our stock. While any such acquisition may occur in any market area, the areas that are currently of interest to us for potential bank acquisitions are contiguous markets to the south of our current market area, and market areas that would fill gaps in the markets we presently serve. We currently have no formal commitments with respect to the acquisition of any entities.

Supervision and Regulation

General Overview

Susquehanna is a financial holding company registered with the Federal Reserve Board and is subject to regulation under the Bank Holding Company Act of 1956, as amended. The Bank Holding Company Act requires prior approval of an acquisition of all or substantially all of the assets of a bank or of ownership or control of voting shares of any bank if the share acquisition would result in a person or entity owning more than 5% of the voting shares of any bank or bank holding company. It also imposes restrictions, summarized below, on the assets or voting shares of non-banking companies that we may acquire, as well as on the types of activities in which we may engage.

Susquehanna Bank is also subject to regulation and supervision. It is a Pennsylvania state-chartered commercial bank and trust company subject to regulation and periodic examination primarily by the Pennsylvania Department of Banking and Securities, the Federal Reserve Board, and to a lesser extent by the FDIC. The bank is also examined by, and subject to the enforcement authority of, the CFPB as to its compliance with consumer financial laws and regulations.

The following discussion is a summary description of the extensive regulatory framework applicable to Susquehanna and Susquehanna Bank, and is not intended to be a comprehensive review of all financial services laws and regulations that apply to us. In addition proposals to change laws and regulations governing the banking industry are often introduced in the U.S. Congress, in state legislatures and before the various bank regulatory agencies. Of note, certain rulemakings of the Dodd-Frank Act are still being finalized and may affect our future financial condition and results of operations. Certain of the final rules issued under the

Dodd-Frank Act, such as the new mortgage servicing rules discussed below, will increase our legal and compliance costs. Also, as discussed below, we are currently conducting stress testing required under the Dodd-Frank Act, the results of which must be reported to bank regulators in March 2014 and to the public starting in June 2015. This stress testing, together with enhanced regulatory capital requirements adopted by the federal banking agencies in July 2013 could require us to hold more capital or cease or reduce certain activities that could reduce our profitability. The timing and likelihood of any future changes and their potential impact on Susquehanna are impossible to predict with any certainty. Further, a change in applicable laws or regulations, or a change in the interpretation of such laws or regulations, could have a material impact on our business, operations, and earnings. The following briefly describes the significant state and federal laws to which we are currently subject; however, such descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions.

Pennsylvania Regulation and Supervision

In December 2012, the “Banking Law Modernization Package” became effective. The law permits banks to disclose formal enforcement actions initiated by the Pennsylvania Department of Banking and Securities, clarifies that the Department has examination and enforcement authority over subsidiaries as well as affiliates of regulated banks, and bolsters the Department’s enforcement authority over its regulated institutions by clarifying its ability to remove directors, officers and employees from institutions for violations of laws or orders or for any unsafe or unsound practice or breach of fiduciary duty. The Department also may assess civil money penalties of up to $25,000 per violation.

Susquehanna Trust & Investment Company is a Pennsylvania non-depository trust company subject to regulation and periodic examination by the Pennsylvania Department of Banking and Securities and the Federal Reserve Board. All of our subsidiaries are subject to examination by the Federal Reserve Board even if not otherwise regulated by the Federal Reserve Board.

Federal Regulation and Supervision

Consistent with the requirements of the Bank Holding Company Act, our only lines of business in 2013 consisted of providing our customers with banking, trust and other financial products and services. These included commercial banking through Susquehanna Bank, trust and related services through Susquehanna Trust & Investment Company, consumer vehicle financing through Boston Service Company, Inc. (t/a Hann Financial Service Corp.), investment advisory, asset management, retirement plan consulting and brokerage services through Valley Forge Asset Management Corp. and Stratton Management Company, and property and casualty insurance brokerage services through The Addis Group, LLC. Of these activities, banking activities accounted for 91% of our gross revenues in 2013 and 93% of our gross revenues in 2012.

Our bank subsidiary is subject to comprehensive federal and state laws and regulations dealing with a wide variety of subjects, including reserve requirements, loan limitations, restrictions as to interest rates on loans and deposits, restrictions as to dividend payments, requirements governing the establishment of branches, and numerous other aspects of its operations. These regulations generally have been adopted to protect depositors and creditors rather than shareholders.

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

Federal Financial Regulatory Reform

In response to the recent financial crisis, the United States Congress and government (particularly the U.S. Department of the Treasury (the “U.S. Treasury”), the Federal Reserve Board, and the FDIC) have taken numerous steps to stabilize the financial markets and to provide additional regulatory oversight of financial institutions.

Dodd-Frank Act. As a result of the Dodd-Frank Act, there is additional regulatory oversight and supervision of Susquehanna and its subsidiaries. The Dodd-Frank Act materially changed the regulation of financial institutions and the financial services industry and created a framework for regulatory reform. Many of the rules required by the Dodd-Frank Act are still being drafted and implemented. The Dodd-Frank Act and the regulations thereunder, include provisions affecting large and small financial institutions alike, including several provisions that affect the regulation of community banks and bank holding companies.

The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums. The legislation also calls for the FDIC to raise its ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion.

Final debit card interchange rules adopted under the Durbin Amendment to the Dodd-Frank Act that cap a debit card issuer’s base fee at 21 cents per transaction and allow an additional 5-basis point charge per transaction to help cover fraud losses became operational in October 2011. On July 31, 2013, a United States District Court in Washington D.C., granted summary judgment to several retailers and retail trade associations regarding their claims that the Federal Reserve had not properly evaluated and set debit card interchange fees consistent with the Durbin Amendment to the Dodd-Frank Act, and the Federal Reserve is appealing this ruling. If the Federal Reserve’s appeals fail, the Federal Reserve may be directed to revisit its interchange fees analysis and may further change permissible interchange fees from those it initially determined under the Durbin Amendment, which could adversely affect our revenue from these activities. The District Court judgment has been stayed pending the appeal.

The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The legislation also restricts proprietary trading by banking organizations, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates. The Dodd-Frank Act establishes the Financial Stability Oversight Council to identify threats to the financial stability of the U.S., promote market discipline, and respond to emerging threats to the stability of the U.S. financial system.

Consumer Financial Protection Bureau. The Dodd-Frank Act also establishes the CFPB as an independent entity within the Federal Reserve Board. The CFPB has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s rules contain provisions on mortgage-related matters such as steering incentives, and determinations as to a borrower’s ability to repay, loan servicing, and prepayment penalties. The CFPB has primary examination and enforcement authority over Susquehanna Bank and other banks with over $10 billion in assets as to consumer financial products.

On January 10, 2013, the CFPB issued a final regulation defining a “qualified mortgage” for purposes of the Dodd-Frank Act, and setting standards for mortgage lenders to determine whether a consumer has the ability to repay the mortgage. This regulation, which became effective on January 10, 2014, also affords safe harbor legal protections for lenders making qualified loans that are not “higher priced.” On January 17, 2013, the CFPB issued a final regulation containing new mortgage servicing rules applicable to our bank subsidiary, which took effect on January 10, 2014. The announced goal of the CFPB is to bring greater consumer protection to the mortgage servicing market. These changes affect notices to be given to consumers as to delinquency, foreclosure alternatives, modification applications, interest rate adjustments and options for avoiding “force-placed” insurance. Servicers are prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action.

The servicer must provide direct and ongoing access to its personnel, and provide prompt review of any loss mitigation application. Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred. We expect these new standards to add to the cost of conducting our mortgage servicing business.

Stress Testing. The Dodd-Frank Act requires stress testing of bank holding companies and banks, such as Susquehanna and Susquehanna Bank, that have more than $10 billion but less than $50 billion of consolidated assets. Stress tests assess the potential impact of scenarios on the consolidated earnings, balance sheet and capital of a bank holding company or bank over a designated planning horizon of nine quarters, taking into account the organization’s current condition, risks, exposures, strategies, and activities, and such factors as the regulators may request of a specific organization. These are tested against baseline, adverse, and severely adverse economic scenarios specified by the Federal Reserve Board.

In May 2012, the federal banking agencies issued final supervisory guidance for stress testing practices applicable to banking organizations with more than $10 billion in total consolidated assets, such as us and our subsidiary bank, which became effective on July 23, 2012. This guidance outlines general principles for a satisfactory stress-testing framework and describes various stress testing approaches and how stress testing should be used at various levels within an organization. Subsequently, the Federal Reserve Board published final rules that became effective on November 12, 2012, that implement the Dodd-Frank Act requirement for annual company-run stress tests for banking organizations with total consolidated assets over $10 billion. For affected banking companies with less than $50 billion of consolidated assets, the stress testing requirements became effective in September 2013. Susquehanna and our bank subsidiary are in the process of completing stress testing as required and intend to report the results to the Federal Reserve Board prior to the March 31, 2014 deadline.

Additional Activities. Susquehanna is a “financial holding company” (an “FHC”) under the Bank Holding Company Act. As an FHC, we are permitted to engage, directly or through subsidiaries, in a wide variety of activities that are financial in nature or are incidental or complementary to a financial activity, in addition to all of the activities otherwise allowed to us. The additional activities permitted to us as an FHC (if we so determine to conduct them) include, among others, insurance and securities underwriting, merchant banking activities, issuing and selling annuities and securitized interests in financial assets, and engaging domestically in activities that bank holding companies previously have been permitted to engage in only overseas. All of these listed activities can be conducted, through an acquisition or on a start-up basis, generally without prior Federal Reserve Board approval and with only notice to the Federal Reserve Board afterward.

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

If the Federal Reserve Board determines that we or any of the FHC’s subsidiary depository institutions are either not well-capitalized or not well-managed, we or the subsidiary must notify the Federal Reserve Board. Until compliance is restored, the Federal Reserve Board has broad discretion to impose appropriate limitations on the FHC’s activities. If compliance is not restored within 180 days, the Board may ultimately require the FHC to divest its depository institutions or in the alternative, to discontinue or divest any activities that are permitted only to non-FHC bank holding companies.

If the Federal Reserve Board determines that the FHC or its subsidiaries do not satisfy the CRA requirements, the potential restrictions are different. In that case, until all the subsidiary institutions are restored to at least “satisfactory” CRA rating status, the FHC may not engage, directly or through a subsidiary, in any of the additional activities permissible under the Bank Holding Company Act nor make additional acquisitions of companies engaged in the additional activities. However, completed acquisitions and additional activities and affiliations previously begun are left undisturbed, as the Bank Holding Company Act does not require divestiture for this type of situation.

Capital Adequacy. Under the risk-based capital requirements presently applicable to us, we must maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). At least 4% of the total capital (6% to be well-capitalized) must be composed of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles (“Tier 1 capital”). The remainder of total capital (“Tier 2 capital”) may consist of certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for loan and lease losses, allowance for credit losses on off-balance-sheet credit exposures, and unrealized gains on equity securities.

At December 31, 2013, our Tier 1 capital and total capital (i.e., Tier 1 plus Tier 2) ratios were 11.7% and 13.0%, respectively. At December 31, 2012, our Tier 1 capital and total capital ratios were 11.1% and 12.6%, respectively.

The Federal Reserve Board has also established minimum leverage ratio guidelines for bank holding companies. These guidelines mandate a minimum leverage ratio of Tier 1 capital to adjusted quarterly average total assets less certain amounts (“leverage amounts”) equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating). All other banking organizations are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of at least 100 basis points and in some cases more. The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible Tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us. At December 31, 2013 and 2012, our leverage ratios were 9.6% and 9.0%, respectively.

Susquehanna Bank is subject to similar capital standards promulgated by the Federal Reserve Board. The Federal Reserve Board has not advised the bank of any specific minimum leverage ratios applicable to it.

New Capital Rules. The Federal Reserve Board and other federal banking agencies approved final capital rules (“New Capital Rules”) in July 2013 that substantially amend the existing capital rules for bank holding companies and banks. These new rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act.

The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including Susquehanna and Susquehanna Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach. The New Capital Rules are effective for Susquehanna and Susquehanna Bank on January 1, 2015, subject to phase-in periods for certain components and other provisions.

The New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations, the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common forms of Tier 2 capital are subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The New Capital Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the capital standards applicable to the Susquehanna and Susquehanna Bank will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including Susquehanna, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of Susquehanna’s periodic regulatory reports in the beginning of 2015.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

With respect to Susquehanna Bank, the New Capital Rules revise the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any PCA category.

The New Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.

We believe that Susquehanna and Susquehanna Bank will be able to comply with the targeted capital ratios upon implementation of the revised requirements, as finalized.

The New Capital Rules implement a new capital ratio of common equity Tier 1 capital to risk based assets. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments) as well as accumulated other comprehensive income (“AOCI”). We intend to exercise a one-time irrevocable option to exclude certain components of AOCI. Both Susquehanna and the bank will be required to have a common equity Tier 1 capital ratio of 4.5%. In addition, both are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. Susquehanna also will be required to establish a “conservation buffer”, consisting of common equity Tier 1 capital, equal to 2.5%. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. As of December 31, 2013 and 2012, Susquehanna Bank exceeded the required capital ratios for classification as “well capitalized.”

Under the banking agencies new regulatory capital requirements, the prompt corrective action rules, have been modified to include a common equity Tier 1 risk-based ratio and to increase certain other capital requirements for the various thresholds. For example, the requirements for the bank to be considered well-capitalized under the rules are a 5.0% Tier 1 leverage ratio, a 6.5% common equity Tier 1 risk-based ratio, an 8.0% Tier 1 risk-based capital ratio and a 10.0% total risk-based capital ratio. To be adequately capitalized, those ratios are 4.0%, 4.5%. 6.0% and 8.0%, respectively.

Federal Deposit Insurance. The increases in deposit insurance described above under “Federal Financial Regulatory Reform,” the FDIC’s expanded authority to increase insurance premiums, as well as the recent increase in the number of bank failures, is expected to result in an increase in deposit insurance assessments for all banks, including Susquehanna Bank. The FDIC, absent extraordinary circumstances, is required by the Dodd-Frank Act to return the insurance reserve ratio to a 1.35% ratio no later than

September 30, 2020. Following seven quarters of decline, the Deposit Insurance Fund became positive in the second quarter of 2011, with reported balances of $37.9 billion at June 30, 2013. FDIC staff projects that the insurance reserve ratio will reach 1.15% by the end of 2018. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of increasing the reserve ratio from 1.15% to 1.35%. FDIC staff intends to present a proposed rule to the FDIC Board of Directors to implement this requirement when the deposit insurance reserve ratio is closer to 1.15%.

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

Source of Strength Doctrine. Under new provisions in the Dodd-Frank Act, as well as existing Federal Reserve Board policy and regulation, a bank holding company must serve as a source of financial and managerial strength to each of its subsidiary banks and is expected to stand prepared to commit resources to support each of them. Consistent with this, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall financial condition.

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

Regulation of Non-bank Subsidiaries. In addition to Susquehanna Trust & Investment Company, we have other primary non-bank subsidiaries whose activities subject them to licensing and regulation. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) is organized under the laws of New Jersey. It is regulated by Connecticut and Rhode Island as a motor vehicle leasing company, by Delaware as a finance or small loan agency and a motor vehicle lessor, and by New Jersey and Pennsylvania as a sales finance company. Valley Forge Asset Management Corp. is organized under the laws of Pennsylvania. It is registered with the SEC as an investment advisor and broker dealer and is a member of the Financial Industry Regulatory Authority (“FINRA”). It is licensed to do business as a broker dealer in 28 states and as an investment advisor in 26 states. In addition, VFAM also carries an insurance license with 7 states. Stratton Management Company is registered as an investment advisor with the SEC and makes Notice filings with 17 states in which the firm has clients. The Addis Group, LLC is organized under the laws of Pennsylvania. It is licensed with the Pennsylvania Insurance Commissioner and the insurance commissioners of 47 other states. As a result of changes contained in the Dodd-Frank Act, the Federal Reserve may examine any subsidiary of a bank holding company.

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

Executive Officers of the Registrant

As of February 1, 2014, the executive officers of Susquehanna, their ages and their positions with Susquehanna, are set forth in the following table:

Name	Age	Title
William J. Reuter	64	Chairman of the Board and Chief Executive Officer
Andrew S. Samuel	51	President
Michael W. Harrington	50	Executive Vice President and Chief Financial Officer and Treasurer
Gregory A. Duncan	58	Executive Vice President and Chief Operating Officer
Michael M. Quick	65	Executive Vice President and Chief Corporate Credit Officer
Carl D. Lundblad	43	Executive Vice President, Chief Legal and Administrative Officer
Kevin J. Burns	44	Executive Vice President and Chief Risk Officer

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

Andrew S. Samuel, President and Director, joined Susquehanna in February 2012 in connection with Susquehanna’s acquisition of Tower Bancorp, Inc. Prior to joining Susquehanna, beginning in 2005, Mr. Samuel served as Chairman, Chief Executive Officer and President of Tower Bancorp, Inc. and Graystone Financial Corp. Mr. Samuel has served in various executive positions at other financial institutions dating back to 1984 including Waypoint Financial Corp., Sovereign Bank, Fulton Bank and Commonwealth National Bank/Mellon. He serves as a director of several of Susquehanna’s subsidiaries, including Susquehanna Bank, Valley Forge Asset Management Corp., and Susquehanna Commercial Finance Inc.

Michael W. Harrington has served as Executive Vice President and Chief Financial Officer and Treasurer of Susquehanna since January 1, 2014. Mr. Harrington served as the Executive Vice President and Treasurer of Susquehanna since June 2012 and as Chief Financial Officer and Treasurer of Susquehanna Bank since January 2013. From April 2011 through June 2012, Mr. Harrington served as Treasurer and Chief Investment Officer of First Niagara Financial Group, a multi-state community-oriented bank, where he served in a variety of financial, capital management and investment roles. He previously served as Chief Financial Officer of First Niagara Financial Group from December 2006 through April 2011. Mr. Harrington succeeded Drew K. Hostetter as Chief Financial Officer, who retired effective December 31, 2013.

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

Carl D. Lundblad, Executive Vice President and Chief Legal and Administrative Officer, joined Susquehanna in February 2012 in connection with Susquehanna’s acquisition of Tower Bancorp, Inc. Mr. Lundblad served as Senior Vice President, Strategic Planning and Investor Relations from February 2012 to August 2013 and as Senior Vice President and Chief Legal and Administrative Officer from September 2013 until January 2014. From April 2009 until January 2012 Mr. Lundblad served as Executive Vice President and General Counsel of Tower and Graystone Tower Bank. From August 2007 to March 2009 Mr. Lundblad served as General Counsel and Secretary of Graystone Financial Corp. and Graystone Bank. Mr. Lundblad was a Partner and attorney at Rhoads & Sinon LLP from 1997 until joining Graystone in 2007.

Kevin J. Burns, Executive Vice President and Chief Risk Officer, joined Susquehanna in January 2014. From May 2008 through December 2013, Mr. Burns served as Director, Governance, Regulatory and Risk Management, Financial Services Industry – Banking, at Deloitte & Touche LLP, a national public accounting firm. From September 1999 through May 2008, Mr. Burns served in various Risk Management positions of several financial institutions including Bank of America Corporation, LaSalle Bank Corporation, JP Morgan Chase Corporation, NA, and Bank One Corporation.

Mr. Drew K. Hostetter served as Susquehanna’s Executive Vice President and Chief Financial Officer until his retirement effective December 31, 2013.

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

Item 1A. Risk Factors

Current conditions in the capital markets and the economy continue to pose significant challenges and may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the capital markets and the economy generally, which continue to be uncertain and include sluggish economic growth, accompanied by high unemployment and historically low interest rates. In recent years, the economic downturn produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength.

In recent years, concerns over unemployment, energy costs, the availability and cost of credit, the U.S. mortgage market, a depressed U.S. real estate market and geopolitical issues such as sovereign-debt defaults and euro-zone political uncertainty have contributed to increased volatility and diminished expectations for the economy and the capital and credit markets in the near term. Dramatic declines in the housing market in recent years, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. While conditions have improved, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect our financial condition and results of operations. Deteriorating conditions in the regional economy we serve could drive losses beyond those provided for in our allowance for loan losses. The markets for fixed income instruments have experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. Domestic and international equity markets have also experienced periods of heightened volatility and turmoil, with issuers (such as Susquehanna) that have exposure to the real estate, mortgage, automobile and credit markets particularly affected. These events and other market disturbances may have an adverse effect on us, in part because we have a large investment portfolio and also because we are dependent upon customer behavior. Our revenues are susceptible to decline in such circumstances, and our profit margins could erode. In addition, in the event of extreme and prolonged market events, such as the global credit crisis, we could incur significant losses.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The economic slowdown has resulted in legislative and regulatory actions including the enactment of the Dodd-Frank Act that has impacted our business and will further impact our business in the future. In addition, we cannot predict whether there will be additional legislative or regulatory actions, when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

Changes in interest rates may adversely affect our earnings and financial condition.

Our net income depends primarily upon our net interest income. Net interest income is income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the acquisition of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities and short-term investments. The amount of interest income is dependent on many factors including the mix and volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, and the levels of nonperforming loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, rates paid on borrowed funds and the levels of non-interest-bearing demand deposits and equity capital.

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

Our total assets have grown from approximately $13.7 billion at December 31, 2008, to $18.5 billion at December 31, 2013. Our long-term business strategy calls for continued expansion. Our ability to continue to grow depends, in part, upon our ability to successfully attract deposits, identify favorable loan and investment opportunities, and acquire other bank and non-bank entities. In the event that we do not continue to grow, our results of operations could be adversely impacted.

Our ability to grow successfully will depend on whether we can continue to fund this growth while maintaining cost controls and asset quality, as well as on factors beyond our control, such as obtaining regulatory approvals, national and regional economic conditions and interest rate trends. If we are not able to control costs and maintain asset quality, such growth could adversely impact our earnings and financial condition.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in funding transactions could be adversely affected by the actions and failure of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual funds, and other institutional clients. As a result, defaults by, or even questions or rumors about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or other institutions. Many of these transactions expose us to operational and credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Losses related to these credit risks could materially and adversely affect our results of operations or earnings.

We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums in the future.

Following the recent financial crisis, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the Deposit Insurance Fund (“DIF”). In addition, the Dodd-Frank Act permanently increased the maximum amount of deposit insurance to $250,000 per account, which placed additional stress on the DIF.

The Dodd-Frank Act broadened the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The legislation also increases the required minimum reserve ratio for the DIF from 1.15% to 1.35% of insured deposits, removes the statutory cap for the reserve ratio, leaving the FDIC with discretion to set this cap going forward, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets. Recent FDIC regulations revise the risk-based assessment system for all large insured depository institutions (generally institutions with at least $10 billion in total assets, such as Susquehanna Bank). Under the regulations, the FDIC uses a scorecard method to calculate assessment rates for all such institutions.

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

The Dodd-Frank Act and related legislation regarding the financial services industry could detrimentally affect our business.

As a publicly traded financial holding company, we are subject to various requirements and restrictions under the Dodd-Frank Act. See “Supervision and Regulation” above. The Dodd-Frank Act requires publicly traded companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments and requires that listed companies implement and disclose “clawback” policies for recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, affect retention of key personnel, require us to increase our regulatory capital, require us to invest significant management attention and resources and limit our ability to pursue business opportunities in an efficient manner.

Government regulation significantly affects our business.

Apart from the Dodd-Frank Act, the banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance funds, not shareholders. See “Item 1. Business- Supervision and Regulation.” As a financial holding company, we are subject to regulation by the Federal Reserve Board. Our bank subsidiary is also regulated by the Federal Reserve Board and is subject to regulation by the Pennsylvania Department of Banking and Securities and recently, by the CFPB as to consumer financial services and products. These regulations affect lending practices, capital structure, investment practices, dividend policy, and growth. In addition, we have non-bank operating subsidiaries from which we derive income. Several of these non-bank subsidiaries engage in providing investment management and insurance brokerage services, industries that are also heavily regulated on both a state and federal level. In addition, newly enacted and amended laws, regulations, and regulatory practices affecting the financial service industry may result in higher capital requirements, higher insurance premiums and limit the manner in which we may conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and leases and achieve satisfactory spreads, and may also result in the imposition of additional costs on us. As a public company, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as any applicable rules or regulations promulgated by the SEC and The NASDAQ Stock Market, LLC. Complying with these existing and any newly enacted standards, rules and regulations may impose administrative costs and burdens on us.

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

Our exposure to credit risk, which is heightened by our focus on commercial lending, could adversely affect our earnings and financial condition.

There are certain risks inherent in making loans. These risks include interest rate changes over the time period in which loans may be repaid, risks resulting from changes in the economy, risks inherent in dealing with borrowers and, in the case of a loan backed by collateral, risks resulting from uncertainties about the future value of the collateral.

Commercial loans, including commercial real estate, are generally viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Our consolidated commercial lending operations include commercial, financial and agricultural lending, real estate construction lending, and commercial mortgage lending, which comprised 17.6%, 5.4% and 30.0% of our total loan portfolio, respectively, as of December 31, 2013. Construction financing typically involves a higher degree of credit risk than commercial mortgage lending. Risk of loss on a construction loan depends largely on the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost (including interest) of construction. If the estimated property value proves to be inaccurate, the loan may be inadequately collateralized.

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

From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior financial statements by material amounts. The implementation of new or revised guidance could result in material adverse effects to our reported capital.

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

Our controls and procedures could fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met. Any failure or circumvention of our controls and procedures, and any failure to comply with regulations related to controls and procedures could adversely affect our business, results of operations and financial condition.

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

Our banking subsidiary faces substantial competition in originating loans, both commercial and consumer. This competition comes principally from other banks, savings institutions, mortgage banking companies, and other lenders. Many of our competitors enjoy advantages over Susquehanna, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that our banking subsidiary originates and the interest rates it may charge on these loans.

In attracting business and consumer deposits, our bank subsidiary faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages over Susquehanna, including greater financial resources, more aggressive marketing campaigns and better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations. As a result, we may need to seek other sources of funds that may be more expensive to obtain and could increase our cost of funds.

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

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. The Dodd-Frank Act sets a statutory floor for risk-based and leverage capital standards, and the federal banking agencies have adopted new rules that increase our regulatory capital requirements. See “Supervision and Regulation” above. We anticipate that our current capital levels will satisfy our regulatory requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. Our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, our existing shareholders’ interests in us could be diluted.

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

Our business and financial performance could be adversely affected, directly or indirectly, by disasters, by terrorist activities or by international hostilities.

Neither the occurrence nor the potential impact of disasters, terrorist activities and international hostilities can be predicted. However, these occurrences could impact us directly as a result of damage to our facilities or by preventing us from conducting our business in the ordinary course, or indirectly as a result of their impact on our borrowers, the value of collateral, depositors, other customers, suppliers or other counterparties. We could also suffer adverse consequences to the extent that disasters, terrorist activities or international hostilities affect the financial markets or the economy in general or in any particular region. For example, a significant earthquake could impact us directly by disrupting our business operations or could lead to an increase in delinquencies, bankruptcies or defaults that could result in our experiencing higher levels of nonperforming assets, net charge-offs and provisions for credit losses.

Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our resiliency planning, and our ability, if any, to anticipate the nature of any such event that occurs. The adverse impact of disasters or terrorist activities or international hostilities also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we deal with, particularly those that we depend upon but have no control over.

Negative public opinion could damage our reputation and adversely affect our earnings.

Reputational risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, including activities in our private and business banking operations and investment and trust operations; our management of actual or potential conflicts of interest and ethical issues; and our protection of confidential client information. Negative public opinion can adversely affect our ability to keep and attract clients and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in the way we conduct our business activities and deal with our clients, communities and vendors, these steps may not be effective.

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

From time to time, we evaluate merger and acquisition opportunities related to possible transactions with other financial institutions. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. We consider merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses, litigation, or unexpected future operating expenses such as unanticipated costs to integrate the two businesses, increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on our results of operations and financial condition following a merger or acquisition. In addition, if actual costs are materially different than expected costs, such a merger or acquisition could have a significant dilutive effect on our earnings per share.

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

We may incur impairments to goodwill.

At December 31, 2013, we had approximately $1.3 billion recorded as goodwill. We evaluate goodwill for impairment, at least annually during the second quarter, of the fiscal year. Significant negative industry or economic trends, including the decline in the market price of our common stock, or reduced estimates of future cash flows or disruptions to our business could result in impairments to goodwill. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. We operate in competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our analysis results in impairment to goodwill, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our results of operations and stock price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We reimburse our subsidiaries for space and services utilized. Our executive offices are located at 26 North Cedar Street, Lititz, Pennsylvania, which we lease from our subsidiary, Susquehanna Bank. We also lease office space located at 13511 Label Lane, Hagerstown, Maryland, for our loan servicing center.

As of December 31, 2013, our bank subsidiary operated 245 branches and 48 free-standing automated teller machines. It owned 94 of the branches and leased the remaining 151. On December 23, 2013 our bank subsidiary sold a portfolio of 30 of its branch bank properties and simultaneously entered into long-term lease agreements for those branch locations. In addition, in the fourth quarter of 2013, Susquehanna Bank completed the consolidation of 14 of its branch locations into other Susquehanna Bank branches. Thirty-two additional locations were owned or leased by Susquehanna Bank to facilitate operations and expansion. We believe that the properties currently owned and leased by our subsidiaries are adequate for present levels of operation.

As of December 31, 2013, the offices (including executive offices) of our bank subsidiary were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned / Leased	Location of Offices (including executive office)
Susquehanna Bank	1570 Manheim Pike Lancaster, Pennsylvania	Owned	245 banking offices in Adams, Bedford, Berks, Bucks, Centre, Chester, Cumberland, Dauphin, Delaware, Franklin, Fulton, Lancaster, Lebanon, Lehigh, Luzerne, Lycoming, Montgomery, Northampton, Northumberland, Philadelphia, Schuylkill, Snyder, Union and York counties, Pennsylvania; Baltimore City, Allegany, Anne Arundel, Baltimore, Carroll, Garrett, Harford, Howard, Washington and Worcester counties, Maryland; Atlantic, Burlington, Camden, Cumberland and Gloucester counties, New Jersey; and Berkeley County, West Virginia

As of December 31, 2013, the offices (including executive offices) of our non-bank subsidiaries were as follows:

Subsidiary	Location of Executive Offices	Executive Office Owned / Leased	Location of Offices (including executive office)
Boston Service Company, Inc., t/a Hann Financial Service Corp.	One Centre Drive Jamesburg, New Jersey	Leased	2 offices located in Gloucester and Middlesex counties, New Jersey

Valley Forge Asset Management Corp.	150 South Warner Road, Suite 200 King of Prussia, Pennsylvania	Leased	3 offices located in Lancaster and Montgomery counties, Pennsylvania, and New Castle County, Delaware

The Addis Group, LLC	2500 Renaissance Boulevard King of Prussia, Pennsylvania	Leased	1 office located in Montgomery County, Pennsylvania

Stratton Management Company	150 South Warner Road, Suite 400 King of Prussia, Pennsylvania	Leased	1 office located in Montgomery County, Pennsylvania

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

To avoid the costs, risks and uncertainties inherent in litigation and without admitting any of the allegations in the complaint, Susquehanna in good faith participated in mediation with plaintiffs’ counsel and as a result of negotiations following from the mediation, on December 20, 2012, Susquehanna and counsel for plaintiffs entered into a Summary Agreement, subject to preliminary and final approval of the settlement and dismissal of the action with prejudice by the Court. On October 25, 2013, Susquehanna and the plaintiffs entered into a comprehensive agreement to settle the action. On November 13, 2013, the United States District Court for the Southern District of Florida preliminarily approved the settlement agreement and directed that notice of the settlement be sent to prospective class members.

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

PART II

Item 5. Market for Susquehanna’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information. Our common stock is listed for quotation on the Nasdaq Global Select Market under the symbol “SUSQ”. Set forth below are the quarterly high and low sales prices of our common stock as reported on the Nasdaq Global Select Market for the years 2013 and 2012, and cash dividends paid.

Table 3

Quarterly Summary of Market Price and Cash Dividends Declared on Common Stock

		Cash Dividends Paid	Price Range Per Share
Year	Period		Low	High
2013	1st Quarter	$0.00	$10.66	$12.59
	2nd Quarter	0.08	11.18	12.95
	3rd Quarter	0.08	12.31	14.35
	4th Quarter	0.08	11.54	13.39

2012	1st Quarter	$0.03	$8.31	$10.27
	2nd Quarter	0.05	8.87	10.64
	3rd Quarter	0.06	9.95	11.27
	4th Quarter (1)	0.14	9.19	10.85

(1)	Includes acceleration of payment of 1st quarter 2013 dividend of $0.07.

As of February 17, 2014, there were 11,705 record holders of Susquehanna common stock.

Dividend Policy. Dividends paid to our shareholders are provided from dividends paid to us by our subsidiaries. Our ability to pay dividends is largely dependent upon the receipt of dividends from Susquehanna Bank. Both federal and state laws impose restrictions on the ability of Susquehanna Bank to pay dividends. These include the Pennsylvania Banking Code of 1965, the Federal Reserve Act and the applicable regulations under such laws. In addition, the net capital rules of the SEC under the Securities Exchange Act of 1934 limit the ability of Valley Forge Asset Management Corp. and Stratton Management Company to pay dividends to us. In addition to the specific restrictions summarized below, the banking and securities regulatory agencies also have broad authority to prohibit otherwise permitted dividends proposed to be made by an institution regulated by them if the agency determines that their distribution would constitute an unsafe or unsound practice, or otherwise result in noncompliance with applicable requirements.

The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings.

For state-chartered banks which are members of the Federal Reserve System, the approval of the Federal Reserve Board is required for the payment of cash dividends by the bank subsidiary in any calendar year if the total of all dividends declared by the bank in that calendar year, including the proposed dividend, exceeds the current year’s net income combined with the retained net income for the two preceding calendar years. “Retained net income” for any period means the net income for the period less any common or preferred stock dividends declared in that period. Moreover, no dividends may be paid by such bank in excess of its undivided profits account.

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

Stock Performance Graph. The following graph compares for fiscal years 2008 through 2013 the yearly change in the cumulative total return to holders of our common stock with the cumulative total return of the Nasdaq Composite Index, a broad market in which we participate, and the SNL Mid-Cap U.S. Bank Index (which includes Susquehanna), a broad index that includes all publically traded banks in SNL’s coverage universe with $1B to $5B total Common Market Capitalization. The graph depicts the total return on an investment of $100 based on both stock price appreciation and reinvestment of dividends for Susquehanna, the companies represented by the Nasdaq Index, and the SNL Mid-Cap U.S. Bank Index.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Susquehanna Bancshares, Inc.	100.00	38.52	63.60	55.61	71.45	89.29
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Mid Cap U.S. Bank Index	100.00	84.77	98.57	86.65	97.11	144.26

Source: SNL Financial LC, Charlottesville, VA © 2013

Item 6. Selected Financial Data

Susquehanna Bancshares, Inc. & Subsidiaries

Years ended December 31,	2013	2012 (1)	2011 (2)	2010	2009
	(Dollars and shares in thousands, except per share data)

Interest income	$688,382	$710,630	$594,768	$613,695	$643,824
Interest expense	102,442	119,392	161,618	187,189	235,008
Net interest income	585,940	591,238	433,150	426,506	408,816
Provision for loan and lease losses	31,000	64,000	110,000	163,000	188,000
Noninterest income	183,729	166,759	182,668	152,148	163,699
Noninterest expenses	490,840	490,017	460,180	382,650	382,472
Income before taxes	247,829	203,980	45,638	33,004	2,043
Net income	173,679	141,172	54,905	31,847	12,675
Preferred stock dividends and accretion	0	0	0	15,572	16,659
Net income (loss) applicable to common shareholders	173,679	141,172	54,905	16,275	(3,984)
Cash dividends declared on common stock	44,900	51,393	11,212	4,757	31,898

Per Common Share Amounts
Net income (loss):
Basic	$0.93	$0.77	$0.40	$0.13	$(0.05)
Diluted	0.92	0.77	0.40	0.13	(0.05)
Cash dividends declared on common stock	0.24	0.28	0.08	0.04	0.37
Dividend payout ratio	25.9%	36.4%	20.4%	29.2%	n/m (3)

Financial Ratios
Return on average total assets	0.95%	0.81%	0.38%	0.23%	0.09%
Return on average shareholders’ equity	6.56	5.62	2.67	1.53	0.65
Return on average tangible shareholders’ equity (4)	13.57	12.03	6.01	3.69	2.19
Average equity to average assets	14.54	14.33	14.31	15.00	14.31
Net interest margin	3.79	4.01	3.60	3.67	3.58
Efficiency ratio (4) (5) (6)	62.55	60.37	66.83	64.62	65.28

Capital Ratios
Leverage	9.55%	8.98%	10.73%	10.27%	9.73%
Tier 1 risk-based capital	11.71	11.08	13.65	12.65	11.17
Total risk-based capital	13.04	12.63	15.41	14.72	13.48

Credit Quality
Net charge-offs/Average loans and leases	0.44%	0.55%	1.16%	1.46%	1.32%
Nonperforming assets/Loans and lease plus foreclosed real estate	0.86	0.96	1.88	2.23	2.48
ALLL/Nonaccrual loans and leases	156	188	120	97	79
ALLL/Total loans and leases	1.16	1.43	1.80	1.99	1.75

Year-End Balances
Total assets	$18,473,489	$18,037,667	$14,974,789	$13,954,085	$13,689,262
Investment securities	2,533,456	2,730,335	2,431,515	2,417,611	1,875,267
Loans and leases, net of unearned income	13,576,086	12,894,741	10,447,930	9,633,197	9,827,279
Deposits	12,869,372	12,580,046	10,290,472	9,191,207	8,974,363
Total borrowings	2,540,282	2,530,040	2,083,673	2,371,161	2,512,894
Shareholders’ equity	2,717,587	2,595,909	2,189,628	1,984,802	1,981,081

Selected Share Data
Common shares outstanding (period end)	187,363	186,554	156,867	129,966	86,474
Average common shares outstanding:
Basic	186,927	182,896	136,509	121,031	86,257
Diluted	187,835	183,578	136,876	121,069	86,257
Common shareholders of record	11,751	12,631	12,747	11,301	11,668
At December 31:
Book value per common share	$14.50	$13.92	$13.96	$15.27	$19.53
Tangible book value per common share(4)	7.52	6.88	7.28	7.18	7.25
Market price per common share	12.84	10.48	8.38	9.68	5.89

(1)	On February 17, 2012, we completed our acquisition of Tower Bancorp, Inc. All transactions since the acquisition date are included in our consolidated financial statements.
(2)	On October 1, 2011, we completed our acquisition of Abington Bancorp, Inc. All transactions since the acquisition date are included in our consolidated financial statements.
(3)	Not meaningful.
(4)	Refer to “Table 4, Reconciliation of Non-GAAP Measures” for additional information.
(5)	2012 adjusted for merger related expenses, and loss on extinguishment of debt.
(6)	2011 adjusted for net realized gain on acquisition, merger related expenses, and loss on extinguishment of debt.

Table 4

Reconciliation of Non-GAAP Measures

(Dollars in thousands, except per share)

	2013	2012	2011	2010	2009
Tangible Book Value per Common Share
End of period balance sheet data
Shareholders’ Equity	$2,717,587	$2,595,909	$2,189,628	$1,984,802	$1,981,081
Preferred shares	0	0	0	0	(292,359)
Goodwill and other intangible assets	(1,307,701)	(1,311,691)	(1,047,112)	(1,052,107)	(1,061,544)

Tangible common equity (numerator)	$1,409,886	$1,284,218	$1,142,516	$932,695	$627,178

Common shares outstanding (denominator)	187,363	186,554	156,867	129,966	86,474

Tangible book value per common share	$7.52	$6.88	$7.28	$7.18	$7.25

Tangible book value per share is a non-GAAP based financial measure calculated using non-GAAP based amounts. The most directly comparable GAAP based measure is book value per share. In order to calculate tangible book value per share, we divide tangible common equity, which is a non-GAAP based measure calculated as common shareholders’ equity less intangible assets, by the number of shares of common stock outstanding. In contrast, book value per share is calculated by dividing total common shareholders’ equity by the number of shares of common stock outstanding. Management uses tangible book value per share to assess our capital position and ratios.

	2013	2012	2011	2010	2009
Return on Average Tangible Shareholders’ Equity
Return on average shareholders’ equity (GAAP basis)	6.56%	5.62%	2.67%	1.53%	0.65%
Effect of excluding average intangible assets and related amortization	7.01%	6.41%	3.34%	2.16%	1.54%

Return on average tangible shareholders’ equity	13.57%	12.03%	6.01%	3.69%	2.19%

Return on average tangible equity is a non-GAAP based financial measure calculated using non-GAAP based amounts. The most directly comparable GAAP-based measure is return on average equity. We calculate return on average tangible equity by excluding the balance of intangible assets and their related amortization expense from our calculation of return on average equity. Management uses the return on average tangible equity in order to review our core operating results. Management believes that this is a better measure of our performance. In addition, this is consistent with the treatment by bank regulatory agencies, which excludes goodwill and other intangible assets from the calculation of risk-based capital ratios.

	2013	2012	2011	2010	2009
Efficiency Ratio
Other expense	$490,840	$490,017	$460,180	$382,650	$382,472
Less: Merger-related expenses	0	(17,351)	(14,991)	0	0
Loss on extinguishment of debt	0	(5,860)	(50,020)	0	0

Noninterest operating expense (numerator)	$490,840	$466,806	$395,169	$382,650	$382,472

Taxable-equivalent net interest income	$600,945	$606,529	$447,800	$440,036	$422,207
Other income	183,729	166,759	182,668	152,148	163,699
Less: Net realized gain on acquisition	0	0	(39,143)	0	0

(denominator)	$784,674	$773,288	$591,325	$592,184	$585,906

Efficiency ratio	62.55%	60.37%	66.83%	64.62%	65.28%

The efficiency ratio is a non-GAAP based financial measure. Management excludes merger-related expenses and certain other selected items when calculating this ratio, which is used to measure the relationship of operating expenses to revenues.

	2013	2012	2011	2010	2009
Net Interest Margin (excluding purchase accounting)
Reported net interest margin (GAAP basis)	3.79%	4.01%	3.60%	3.67%	3.58%
Adjustments for purchase accounting:
Loans and leases	(0.20)%	(0.17)%	(0.02)%	(0.02)%	(0.02)%
Deposits	(0.05)%	(0.11)%	(0.03)%	0.00%	0.00%
Borrowings	(0.01)%	(0.04)%	(0.01)%	(0.01)%	(0.01)%

Net Interest Margin (excluding purchase accounting)	3.53%	3.69%	3.54%	3.64%	3.55%

Net interest margin (excluding purchase accounting) is a non-GAAP based financial measure using non-GAAP based amounts. The most directly comparable GAAP based measure is net interest margin. In order to calculate net interest margin (excluding purchase accounting) we subtract the effects of amortizing/accreting purchase accounting valuation amounts from net interest income, and divide the remainder by average earning assets. Our management uses net interest margin (excluding purchase accounting) to measure and monitor the impact of the current economic environment on our net interest income and believes that this measure is more representative of our ongoing earnings power because it excludes the effect of valuation variables used to arrive at the acquisition fair value recorded on the acquisition date. We believe this non-GAAP measure, when taken together with the corresponding GAAP measure, provides meaningful supplemental information to investors regarding our performance. However, this non-GAAP measure should be considered in addition to, and not as a substitute for or preferable to, net interest margin prepared in accordance with GAAP.

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

Our most significant accounting estimates are presented in “Note 1. Summary of Significant Accounting Policies” to the consolidated financial statements appearing in Part II, Item 8. Furthermore, we believe that the determination of the allowance for loan and lease losses, the evaluation of goodwill, the analysis of certain debt securities to measure other-than-temporary impairment exists, and the determination of the fair value of certain financial instruments to be the accounting areas that require the most subjective and complex judgments.

The allowance for loan and lease losses represents management’s estimate of probable incurred credit losses in the loan and lease portfolio as of the balance sheet date. Determining the amount of the allowance for loan and lease losses is considered a complex accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheet. For additional information about our process for determining the allowance for loan and lease losses, refer to “Results of Operations—Provision and Allowance for Loan and Lease Losses” below, and “Note 6. Allowance for Loan and Lease Losses” to the consolidated financial statements appearing in Part II, Item 8.

Goodwill is evaluated for impairment on an annual basis and more often if situations or the economic environment warrant it. In performing these evaluations, management makes estimates to determine the fair value of its reporting units. Such estimates include assumptions used in determining cash flows and evaluation of appropriate market multiples. For additional information about goodwill, refer to “Note 8. Goodwill and Other Intangibles” to the consolidated financial statements appearing in Part II, Item 8.

Certain debt securities that are in unrealized loss positions are analyzed to determine if they are other-than- temporarily impaired. This analysis consists of calculating expected cash flows, taking into consideration credit default and severity rates, prepayments, deferrals, waterfall structure, covenants relating to the securities, and appropriate discount rates. Furthermore, if a security is found to be other-than-temporarily impaired, additional analysis is required to determine the portion of the loss attributable to credit quality. For additional information about other-than-temporary impairment of debt securities, refer to “Note 4. Investment Securities” to the consolidated financial statements appearing in Part II, Item 8.

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

Any material effect on the consolidated financial statements related to these complex accounting areas is also discussed in this Annual Report on Form 10-K.

Recent Regulatory Developments

In July 2013, the Federal Reserve Board, Office of the Comptroller of the Currency, and FDIC approved final rules to implement the Basel III capital framework. The rules will be effective on January 1, 2014 and phased-in over a multiple year period becoming fully effective on January 1, 2019. The new capital rules call for higher quality capital with higher minimum capital level requirements. Consistent with the international Basel framework, the rules include a new minimum ratio of common equity tier I capital to risk-weighted assets of 4.5 percent, and a common equity tier I capital conservation buffer of 2.5 percent of risk-weighted assets. The rules also raise the minimum ratio of tier I capital to risk-weighted assets from 4.0 percent to 6.0 percent, and include a minimum leverage ratio of 4.0 percent. Management has evaluated these new rules and believes that Susquehanna, and Susquehanna Bank, would have had sufficient capital to meet the increased requirement at December 31, 2013.

Other Recent Developments

During the fourth quarter of 2013, Susquehanna completed a branch consolidation plan in which 14 branch locations were merged into other Susquehanna branches. The total expense incurred, and recognized in the fourth quarter, in connection with the consolidation process was $6.6 million, with $2.7 million incurred to shorten the useful life of premises and equipment, and $3.9 million incurred for contract termination and other related costs.

On December 23, 2013, Susquehanna sold a portfolio of 30 of its owned branch bank properties, and simultaneously entered into lease agreements of either 15 years or 26 years, for each property sold with the buyer of the properties. The sale of the properties resulted in an aggregate pretax gain of approximately $38.2 million, net of transaction expenses of $2.8 million. Of the total gain, approximately $33.3 million was recorded as deferred revenue and will be recognized over the terms of the leases. The remaining pretax gain of $4.9 million was recognized in Susquehanna’s consolidated financial statements for the period ended December 31, 2013. The monthly base rents in the lease agreements will be recognized as expense evenly over the lease terms at an annual average rate of $1.8 million for the 15 year leases and $2.5 million for the 26 year leases. Susquehanna anticipates that these monthly base rents, as noted, will be substantially offset by the deferred gain on the sale of the properties and the elimination of depreciation on the properties. Additionally, the transaction allowed Susquehanna to realize $4.0 million of deferred tax assets, which were previously subject to a valuation allowance. The proceeds from the transaction will be used for general corporate purposes, including supporting lending and investing activities, and repayment of short-term borrowings.

Executive Overview

Consolidated net income available to common shareholders was $173.7 million for 2013, or $0.93 basic earnings per share and diluted earnings per share of $0.92. Return on average assets was 0.95% compared to 0.81% in 2012. The non-GAAP ratio of return on average tangible equity was 13.57% compared to 12.03% in 2012. For additional information on non-GAAP ratios, refer to “Table 4, Reconciliation of Non-GAAP Measures”.

The following table compares our 2013 financial targets to actual results.

Table 5

Key Susquehanna Financial Targets and Results

	2013
	Target	Actual
Net interest margin (FTE)	3.90%	3.79%
Loan growth	5.0%	5.3%
Deposit growth	6.0%	2.3%
Noninterest income growth	8.0%	10.2%
Noninterest expense growth	(2.0)%	0.2%
Effective tax rate	32.0%	29.9%

During 2013, we continued to execute a strategy to strengthen our focus on building enduring relationships with customers. This strategy is designed to enhance our earnings power make us a more attractive franchise, and position us to more effectively compete with other regional financial holding companies in our footprint.

Loan originations during 2013 totaled over $4 billion, with strong growth in the consumer and leasing portfolios, as well as increases in commercial and real estate secured lending. This loan growth was complemented by better credit metrics. Our net charge-offs to average loans and leases ratio improved from 0.55% in 2012 to 0.44% in 2013. Additionally, our non-performing assets ratio declined from 0.96% in 2012 to 0.86% in 2013. The improvement of our credit quality allowed us to reduce our provision for loan and lease losses from $64 million in 2012 to $31 million in 2013.

Deposits grew by 2.3% during 2013, with core deposits increasing 2.4%. We introduced the Stellar Checking with Smart Rewards product, which generated approximately 28,000 new accounts, and provides cash rewards to customers for everyday activities like using a debit card or paying bills online. We also strategically exited relationships with certain higher-priced non-relationship accounts. We expect to continue to focus on increased deposit growth.

Noninterest income increased by 10.2%. In addition to the $4.9 million gain from the sale leaseback transaction in December 2013, the major contributors to this increase were our capital markets and wealth management groups, whose revenues increased by 8% or greater. In addition, our mortgage division had a record origination year, and is selling more than 50% of the originations to investors. We also elected to retain the servicing on the sold loans, thus providing us the opportunity to communicate with and cross-sell to these customers.

Noninterest expenses, excluding certain non-recurring items, increased 3.7%. As noted earlier, we executed a branch consolidation plan to create greater efficiency in our branch network and to reduce overall occupancy costs in the future. In addition, we continue to make investments in technology to enhance the experience of our customers, develop regulatory mandated stress testing, and enhance enterprise risk management to create a foundation for future growth.

At December 31, 2013, all of Susquehanna’s risk-based capital ratios exceeded the regulatory requirements for well-capitalized institutions.

Results of Operations

Table 6

Summary of 2013 Compared to 2012

	Years Ended December 31,
	2013	2012	% Change
	(Dollars in thousands)

Net income	$173,679	$141,172	23.0%
Net interest income	585,940	591,238	(0.9)
Provision for loan and lease losses	31,000	64,000	(51.6)
Non-interest income	183,729	166,759	10.2
Non-interest expense	490,840	490,017	0.2
Non-interest expense excluding merger-related expenses, branch consolidation costs, and loss on extinguishment of debt	484,237	466,806	3.7

Table 7

Key Susquehanna Financial Measures

	Twelve Months Ended
	December 31,
	2013	2012

Diluted Earnings per Common Share	$0.92	$0.77
Return on Average Assets	0.95%	0.81%
Return on Average Shareholders’ Equity	6.56%	5.62%
Return on Average Tangible Shareholders’ Equity (1)	13.57%	12.03%
Efficiency Ratio (1)	62.55%	60.37%
Net Interest Margin	3.79%	4.01%

(1)	For information regarding Supplemental Reporting of Non-GAAP-based Financial Measurements, refer to Table 4 - Reconciliation of Non-GAAP Measures.

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

2013 compared to 2012

Net interest income on a fully taxable-equivalent basis totaled $600.9 million in 2013 compared to $606.5 million in 2012, a 0.9%, or $5.6 million decline. The decline in net interest income was driven by the decrease in interest earned on earning assets exceeding the decrease in interest paid on rate related liabilities.

The net interest margin for 2013 was 3.79%, a 22 basis point decline from 4.01% in 2012. The decline in the net interest margin results primarily from the runoff of higher yielding earning assets, replaced by lower yields on loans, and partially offset by lower funding costs of deposits and borrowings. Net interest margin (excluding purchase accounting), which eliminates the effect of purchase accounting amounts, declined 16 basis points from 3.69% in 2012 to 3.53% in 2013. For additional information related to our net interest margin (excluding purchase accounting), refer to “Table 4, Reconciliation of Non-GAAP Measures”.

Interest income on a fully-taxable basis declined by $22.5 million, or 3.1%. Interest earned on the investment portfolio decreased $8.1 million, or 10.6%, as management strategically elected to reinvest cash flows from the investment portfolio into higher yielding loans and leases. The average balance of the investment portfolio declined $130.3 million, or 4.8%. The fully taxable-equivalent yield on the investment securities portfolio declined 17 basis points from 2.81% in 2012 to 2.64% in 2013 as higher yielding investments were either called or paid down. Interest earned, on a fully taxable-equivalent basis, on loans and leases declined $14.4 million, or 2.2%. Average loans and leases totaled $13.2 billion in 2013, compared to $12.3 billion in 2012; however the growth in loans and leases balances were offset by the decline in yield earned, which decreased 45 basis points from 5.27% in 2012 to 4.82% in 2013, as the primary driver of the balance growth was in lower yielding consumer lending and leases.

Interest expense declined by $17.0 million, or 14.2%. Interest paid on deposits declined $8.5 million, or 12.3%, even as the average balance increased by $0.5 billion. The average rate paid on deposits declined 9 basis points from 0.56% to 0.47% in 2013. This improvement is the result of a 9 basis point decrease in rates paid on interest-bearing demand and savings deposits, and a 9 basis point reduction in rates paid on time deposits. Interest paid on short-term borrowings and Federal Home Loan Bank borrowings (primarily short-term) increased $2.6 million due primarily to the 2013 average balance increasing $181.8 million. The average rate paid on these borrowings increased 2 basis points to 1.26% from 1.24% in 2012. Long-term debt interest declined $11.1 million resulting from the net redemption of $137.1 million of long-term debt with interest rates ranging from 6.05% to 11.00%, in 2012.

2012 compared to 2011

Net interest income on a fully taxable-equivalent basis totaled $606.5 million in 2012 compared to $447.8 million in 2011, a 33.5% increase. The increase in net interest income was driven by the higher volumes of earning assets and rate-related liabilities resulting from the Tower and Abington acquisitions in February 2012 and October 2011, respectively.

The net interest margin for 2012 was 4.01%, a 41 basis point increase from 2011’s 3.60%. The increase in the net interest margin results primarily from the 2012 $2.7 billion increase in average interest-earning assets compared to 2011, having a greater impact than the $2.2 billion increase in average interest-bearing liabilities. Net interest margin (excluding purchase accounting), which eliminates the effect of purchase accounting amounts, increased 15 basis points to 3.69% in 2012 from 3.54% in 2011. For additional information related to our net interest margin (excluding purchase accounting), refer to “Table 4, Reconciliation of Non-GAAP Measures”.

Interest income on a fully-taxable basis increased by $116.5 million, or 19.1%. Interest earned on the investment portfolio decreased $10.0 million, or 11.6%, resulting from lower rates earned on the reinvestment of cash flows from securities that were called or paid down during 2012. The average balance of the investment portfolio increased $178.0 million, or 7.0% due to the Abington and Tower acquisitions. The fully taxable-equivalent yield on the investment securities portfolio declined 60 basis points from 3.41% in 2011 to 2.81% in 2012. Interest earned, on a fully taxable-equivalent basis, on loans and leases increased $126.5 million, or 24.2%. Average loans and leases average balances totaled $12.3 billion in 2012, compared to $9.8 billion in 2011, however the growth in loans and leases balances were offset by the decline in yield earned which decreased 7 basis points from 5.34% in 2011 to 5.27% in 2012, as the primary driver of the balance growth was in lower yielding consumer lending and leases.

Interest expense declined by $42.2 million, or 26.1%. Interest paid on deposits dropped $7.8 million, or 10.2%, even as the average interest-bearing balances increased by $0.5 billion. The average rate paid on deposits declined 24 basis points from 0.80% to 0.56% in 2012. This improvement is the result of changes in deposit mix. Interest paid on short-term borrowings and Federal Home Loan Bank borrowings (primarily short-term) decreased $27.7 million due to the restructuring in 2011 of the FHLB borrowings.

Average balances in this category increase $26.9 million in 2012, while the average rate paid declined 157 basis points from 2.81% in 2011, to 1.24% in 2012. Long-term debt interest declined $6.7 million resulting from the net redemption of $137.1 million of long-term debt with interest rates ranging from 6.05% to 11.00% in the later part of 2012.

Variances do occur in the net interest margin, as an exact repricing of assets and liabilities is not feasible. A further explanation of the impact of asset and liability repricing is found in the section entitled “Market Risks—Interest Rate Risk.”

Table 8

Distribution of Assets, Liabilities and Shareholders’ Equity

	2013			2012			2011
		Taxable Equivalent			Taxable Equivalent			Taxable Equivalent
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$96,825	$108	0.11	$108,408	$144	0.13	$98,424	$108	0.11
Investment securities:
Taxable	2,182,121	46,248	2.12	2,320,582	53,659	2.31	2,129,908	61,845	2.90
Tax-advantaged	395,086	21,835	5.53	386,926	22,518	5.82	399,554	24,355	6.10

Total investment securities	2,577,207	68,083	2.64	2,707,508	76,177	2.81	2,529,462	86,200	3.41

Loans and leases, (net):
Taxable	12,772,845	614,158	4.81	11,934,701	628,426	5.27	9,492,521	505,607	5.33
Tax-advantaged	416,654	21,038	5.05	386,627	21,175	5.48	311,342	17,503	5.62

Total loans and leases	13,189,499	635,196	4.82	12,321,328	649,601	5.27	9,803,863	523,110	5.34

Total interest-earning assets	15,863,531	703,387	4.43	15,137,244	725,922	4.80	12,431,749	609,418	4.90

Allowance for loan and lease losses	(176,782)			(189,368)			(194,746)
Other noninterest-earning assets	2,514,410			2,583,421			2,125,775

Total assets	$18,201,159			$17,531,297			$14,362,778

Liabilities
Deposits:
Interest-bearing demand	$5,968,726	$16,661	0.28	$5,453,701	$20,603	0.38	$3,884,182	$21,323	0.55
Savings	1,070,248	1,144	0.11	989,123	1,208	0.12	815,066	1,161	0.14
Time	3,833,262	42,713	1.11	3,939,528	47,168	1.20	3,482,801	54,294	1.56
Short-term borrowings	743,718	8,695	1.17	732,209	8,711	1.19	658,477	8,133	1.24
FHLB borrowings	1,247,209	16,329	1.31	1,076,962	13,723	1.27	1,123,801	42,024	3.74
Long-term debt	483,888	16,900	3.49	662,027	27,979	4.23	684,065	34,683	5.07

Total interest-bearing liabilities	13,347,051	102,442	0.77	12,853,550	119,392	0.93	10,648,392	161,618	1.52

Demand deposits	1,905,502			1,873,755			1,413,077
Other liabilities	302,267			292,388			245,592

Total liabilities	15,554,820			15,019,693			12,307,061
Equity	2,646,339			2,511,604			2,055,717

Total liabilities & shareholders’ equity	$18,201,159			$17,531,297			$14,362,778

Net interest income / yield on average earning assets		600,945	3.79		606,530	4.01		447,800	3.60
Taxable equivalent adjustment		(15,005)			(15,292)			(14,650)

Net interest income - as reported		$585,940			$591,238			$433,150

Additional Information

Average loan balances include non-accrual loans.

Tax-exempt income has been adjusted to a tax-equivalent basis using a marginal federal income tax rate of 35%.

For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Table 9

Changes in Net Interest Income - Tax Equivalent Basis

	2013 versus 2012 Increase (Decrease) Due to Change in			2012 versus 2011 Increase (Decrease) Due to Change in
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
	(Dollars in thousands)
Interest Income
Other short-term investments	$(14)	$(22)	$(36)	$12	$23	$35
Investment securities:
Taxable	(3,091)	(4,320)	(7,411)	5,192	(13,378)	(8,186)
Tax-advantaged	468	(1,151)	(683)	(756)	(1,081)	(1,837)

Total investment securities	(2,623)	(5,471)	(8,094)	4,436	(14,459)	(10,023)
Loans (net of unearned income):
Taxable	42,420	(56,688)	(14,268)	128,657	(5,838)	122,819
Tax-advantaged	1,581	(1,718)	(137)	4,133	(461)	3,672

Total loans	44,001	(58,406)	(14,405)	132,790	(6,299)	126,491

Total interest-earning assets	$41,364	$(63,899)	$(22,535)	$137,238	$(20,735)	$116,503

Interest Expense
Deposits:
Interest-bearing demand	$1,811	$(5,753)	$(3,942)	$7,099	$(7,819)	$(720)
Savings	94	(158)	(64)	227	(180)	47
Time	(1,247)	(3,208)	(4,455)	6,523	(13,649)	(7,126)
Short-term borrowings	136	(152)	(16)	885	(307)	578
FHLB borrowings	2,220	386	2,606	(1,683)	(26,618)	(28,301)
Long-term debt	(6,735)	(4,344)	(11,079)	(1,087)	(5,617)	(6,704)

Total interest-bearing liabilities	(3,721)	(13,229)	(16,950)	11,964	(54,190)	(42,226)

Net Interest Income	$45,085	$(50,670)	$(5,585)	$125,274	$33,455	$158,729

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

2013 compared to 2012

Susquehanna recorded a provision for loan and lease losses of $31.0 million in 2013, a decrease of $33.0 million, or 51.6%, compared to 2012. The decrease in the provision for loan and lease losses was primarily due to improving credit quality as shown by credit metrics, as net charge-offs in 2013 were 0.44% of total average loans and leases, compared to 0.55% of total average loans and leases in 2012. The ratio of non-performing assets to loans and leases plus foreclosed real estate was 0.86% at December 31, 2013 compared to 0.96% at December 31, 2012.

2012 compared to 2011

Susquehanna recorded a provision for loan and lease losses of $64.0 million in 2012, a decrease of $46.0 million, or 41.8%, compared to 2011. The decrease in the provision for loan and lease losses was primarily due to the improved credit quality of our commercial real estate and construction portfolios, as net charge-offs in 2012 for these portfolios combined was $27.3 million, a decline of $21.9 million, or 44.5%, from the prior year’s total of $49.2 million. The ratio net charge-offs to total average loans and leases was 0.55%, compared to 1.16% of total average loans and leases in 2011. The ratio of non-performing assets to loans and leases plus foreclosed real estate was 0.96% at December 31, 2012 compared to 1.88% at December 31, 2011.

For additional information on our accounting policy for our allowance for loan and lease losses, refer to “Note 1. Summary of Significant Accounting Policies” to the consolidated financial statements appearing in Part II, Item 8.

Table 10

Provision and Allowance for Loan and Lease Losses

	2013	2012	2011	2010	2009
	(Dollars in thousands)

Allowance for loan and lease losses, January 1	$184,020	$188,100	$191,834	$172,368	$113,749
Additions to provision for loan and lease losses charged to operations	31,000	64,000	110,000	163,000	188,000
Loans and leases charged-off during the year:
Commercial, financial, and agricultural	(28,717)	(22,758)	(25,552)	(22,604)	(33,887)
Real estate - construction	(14,831)	(17,598)	(36,585)	(65,709)	(65,906)
Real estate secured - residential	(13,606)	(14,343)	(18,663)	(18,562)	(7,441)
Real estate secured - commercial	(23,210)	(27,509)	(45,213)	(43,086)	(20,593)
Consumer	(3,082)	(3,364)	(3,922)	(3,464)	(3,641)
Leases	(4,164)	(4,463)	(5,310)	(8,710)	(11,873)

Total charge-offs	(87,610)	(90,035)	(135,245)	(162,135)	(143,341)

Recoveries of loans and leases previously charged-off:
Commercial, financial, and agricultural	8,636	9,515	5,835	4,478	4,779
Real estate - construction	7,893	3,561	7,106	6,974	1,306
Real estate secured - residential	2,990	1,930	1,916	923	286
Real estate secured - commercial	7,503	4,610	3,795	3,744	5,685
Consumer	1,241	1,228	1,371	1,254	1,120
Leases	1,935	1,111	1,488	1,228	784

Total recoveries	30,198	21,955	21,511	18,601	13,960

Net charge-offs	(57,412)	(68,080)	(113,734)	(143,534)	(129,381)

Allowance for loan and lease losses, December 31	$157,608	$184,020	$188,100	$191,834	$172,368

Average loans and leases outstanding	$13,189,499	$12,321,328	$9,803,863	$9,799,673	$9,809,873
Period-end loans and leases	13,576,086	12,894,741	10,447,930	9,633,197	9,827,279
Net charge-offs as a percentage of average loans and leases	0.44%	0.55%	1.16%	1.46%	1.32%
Allowance as a percentage of period-end loans and leases	1.16%	1.43%	1.80%	1.99%	1.75%

In management’s opinion, the allowance for loan and lease losses is appropriate to meet probable incurred loan and lease losses at December 31, 2013. There can be no assurance, however, that we will not sustain losses in future periods that could be greater than the size of the allowance at December 31, 2013. The allowance for loan and lease losses as a percentage of non-accrual loans and leases (coverage ratio) decreased to 156% at December 31, 2013, from 188% at December 31, 2012. Loans acquired through the Abington and Tower transactions were acquired at their fair value on the acquisition date, with both specific and general credit write-downs taken. This method allows for loan and lease balances to increase on Susquehanna’s balance sheet without recording an additional allowance for loan and lease losses. The coverage ratio, excluding acquired loans, was 192% at December 31, 2013, compared to 202% at December 31, 2012. For more information on our accounting policy for purchased loans, refer to “Note 1. Summary of Significant Accounting Policies” to the consolidated financial statements appearing in Part II, Item 8.

In addition, regulatory authorities, as an integral part of their examinations, periodically review the level of the allowance for loan and lease losses and may require additions to the allowance based upon their judgments about information available to them at the time of examination.

Noninterest Income

Noninterest income represents a significant portion of our revenue. Noninterest income includes service charges on deposit accounts, vehicle origination and servicing fees, wealth management commissions and fees, insurance income, mortgage banking income, gains and losses on securities transactions, and commissions and fees from other business activities. Management is continually evaluating additional opportunities for revenue to augment the traditional spread-based interest income. The following table presents a breakdown of our noninterest income.

Table 11

Noninterest Income

				% Change
				2013 vs. 2012	2012 vs. 2011
	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Service charges on deposit accounts	$36,989	$34,428	$31,728	7.4%	8.5%
Vehicle origination and servicing fees	11,725	10,366	7,862	13.1	31.8
Wealth management commissions and fees	51,333	47,705	43,688	7.6	9.2
Commissions on property and casualty insurance sales	16,797	15,894	14,047	5.7	13.1
Other commissions and fees	24,776	21,510	23,728	15.2	(9.3)
Income from bank-owned life insurance	6,013	6,471	4,931	(7.1)	31.2
Mortgage banking revenue	12,828	17,805	9,292	(28.0)	91.6
Net realized (loss) gain on sales of securities	(1,394)	1,433	514	(197.3)	178.8
Other	19,717	11,147	7,735	76.9	44.1

	178,784	166,759	143,525	7.2	16.2
Realized gain on sale of branch properties	4,945	0	0	nm (1)	nm (1)
Net realized gain on acquisition	0	0	39,143	nm (1)	nm (1)

Total noninterest income	$183,729	$166,759	$182,668	10.2	(8.7)

(1)	Not meaningful.

2013 compared to 2012

Noninterest income totaled $183.7 million in 2013 compared to $166.8 million in 2012. Noninterest income as a percentage of total revenue (net interest income plus noninterest income) was 24% in 2013 compared to 22% in 2012. Excluding the gain on sale of branch properties, noninterest income totaled $178.8 million in 2013, and represented 23% of total revenue.

Service charges on deposit accounts totaled $37.0 million, an increase of $2.6 million, or 7.4% compared to 2012. This increase represents recognizing a full year of service charges on deposit accounts acquired via the Tower merger, compared to ten and one-half months in 2012.

Vehicle origination and servicing fees were $11.7 million in 2013 compared to $10.4 million in 2012. Leasing volume at our Hann subsidiary increased 42.9%, from $343 million in 2012 to $490 million in 2013 due primarily to expanded territory coverage.

Wealth management commissions and fees increased $3.6 million, or 7.6%, to $51.3 million in 2013, compared to $47.7 million in 2012. Despite a slight increase in assets under management, the mix of managed assets migrated to areas of the fee-based business that are more profitable.

Other commissions and fees totaled $24.8 million, for a $3.3 million increase over 2012’s amount of $21.5 million. The main contributor to this increase was our expanded capital markets group, whose fee-based revenue from interest rate swaps increased $2.7 million, or 87.1% to $5.9 million. The other main contributor to the increase is debit card and interchange fees of $0.6 million, or 4.6% to $13.5 million, due to increased card usage.

Mortgage banking revenue decreased $5.0 million, or 28.0%, to $12.8 million in 2013. The decrease in the mortgage banking revenue was primarily due to a 25% reduction in premiums paid by investors due to industry wide margin compression in a rising interest rate environment. Also contributing to 2013’s decline was a 4.0%, or $22.2 million decrease in the volume of loans sold.

Other income increased $8.6 million, or 76.9%, to $19.7 million in 2013, compared to $11.1 million in 2012. Primary contributors to the 2013 increase were: $2.7 million increase in insurance death benefits; $1.6 million increase in debit/credit card incentives; $0.7 million increase in checkbook income; $0.6 million increase in gain on sale of SBA loans; and, $2.3 million increase in miscellaneous income. Partially offsetting these increases are decreased gains on sales of Other Real Estate Owned and other assets of $0.9 million.

During 2013, we realized $1.4 million of net losses on securities sales compared to $1.4 million of net gains in 2012. Included in 2013’s net loss is $1.3 million loss from the sale of non-agency residential mortgage-backed securities (“RMBS”). Also contributing to the loss was $0.5 million of other-than-temporary impairment charges, of which $0.4 million was realized during 2013 on the RMBS securities prior to being sold. Included in 2012’s net gain is a $2.1 million loss on RMBS for which other-than-temporary impairment had previously been recognized. Additionally, in 2012 we recognized $0.2 million of other-than-temporary impairment charges.

2012 compared to 2011

Noninterest income totaled $166.8 million in 2012 compared to $182.7 million in 2011. Excluding the bargain purchase gain of $39.1 million recognized on the Abington merger, 2011’s noninterest income was $143.5 million. Noninterest income as a percentage of total revenue (net interest income plus noninterest income) was 22% in 2012 compared to 30% in 2011. Excluding the bargain purchase gain 2011’s percentage of noninterest income to total revenue was 25%.

Service charges on deposit accounts totaled $34.4 million, an increase of $2.7 million over 2011. This increase is primarily the result of the Abington and Tower transactions.

Vehicle origination and servicing fees were $10.4 million in 2012 compared to $7.9 million in 2011. Leasing volume at our Hann subsidiary increased 83.4%, from $187 million in 2011 to $343 million in 2012 due to expanded territory coverage and leasing to customers who needed to replace cars damaged by hurricane Sandy.

Wealth management commissions and fees increased $4.0 million, or 9.2%, to $47.7 million in 2012, compared to $43.7 million in 2011. During 2012, assets under management increased $707 million, or 10.2%.

Commissions on property and casualty insurance sales increased $1.8 million to $15.9 million in 2012. The 13.1% increase primarily is the result of increased volume at our Addis subsidiary, as well as higher premium rates received from their carriers.

Other commissions and fees decreased $2.2 million, or 9.3%, to $21.5 million in 2012 compared to 2011. The decrease is primarily the result of reduced debit card fees of $5.9 million resulting from the Dodd-Frank Act regulatory changes, partially offset by an increase in other miscellaneous commissions and fees.

Mortgage banking revenue increased $8.5 million, or 91.6%, in 2012 to $17.8 million, compared to 2011’s $9.3 million. The increased revenue was generated by an additional $238.9 million of loans sold in 2012, plus a 25 basis point increase in premiums received from investors.

Other income increased $3.4 million, or 44.1%, to $11.1 million in 2012, compared to $7.7 million in 2011. Primary contributors to the increase were: $1.1 million increased gain on sale of various assets; $1.0 million increase in safe deposit box and real estate rental income; and $2.3 million increase in miscellaneous income. Partially offsetting these increases was a decreased gain on sale of Small Business Administration (“SBA”) loans of $1.0 million.

In 2012, we realized a net gain on sale of investment securities of $1.4 million compared to a net gain of $0.5 million in 2011. 2012’s net gain includes a $2.1 million loss on RMBS for which other-than-temporary impairment had previously been recognized. Additionally, recognized in 2012 is $0.2 million of other-than-temporary impairment charges. During 2011, Susquehanna recognized $3.3 million of other-than-temporary impairment.

Noninterest Expenses

The following table presents a breakdown of Susquehanna’s noninterest expense.

Table 12

Noninterest Expense

				% Change
				2013 vs. 2012	2012 vs. 2011
	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Salaries and employee benefits	$262,638	$251,583	$209,235	4.4%	20.2%
Occupancy	45,448	45,231	37,446	0.5	20.8
Furniture and equipment	14,851	15,725	12,596	(5.6)	24.8
Professional and technology services	25,137	26,166	19,351	(3.9)	35.2
Advertising and marketing	12,054	12,317	11,470	(2.1)	7.4
FDIC insurance	19,878	20,486	16,602	(3.0)	23.4
Legal fees	7,422	8,150	9,302	(8.9)	(12.4)
Amortization of intangible assets	11,626	12,525	8,705	(7.2)	43.9
Vehicle lease disposal	5,012	6,342	10,584	(21.0)	(40.1)
Other	80,171	68,281	59,878	17.4	14.0

	484,237	466,806	395,169	3.7	18.1
Branch consolidation costs	6,603	0	0	nm (1)	nm (1)
Merger related	0	17,351	14,991	nm (1)	15.7
Loss on extinguishment of debt	0	5,860	50,020	nm (1)	(88.3)

Total noninterest expenses	$490,840	$490,017	$460,180	0.2	6.5

(1)	not meaningful.

2013 compared to 2012

Total noninterest expenses for the year ended December 31, 2013 were $490.8 million, an increase of $0.8 million, or 0.2%, from the year ended December 31, 2012 when total noninterest expenses were $490.0 million. Excluding the branch consolidation costs incurred in 2013, and the merger related and loss on extinguishment of debt costs in 2012, total noninterest expenses increased 3.7%, or $17.4 million, in 2013 compared to 2012.

Salaries and benefits are our largest single noninterest expense and include salaries, wages, commissions, stock-based compensation, incentives, pension and other employee benefit costs. Total salaries and benefits expense increased $11.1 million, or 4.4% over 2012. This increase is due to a full year of salaries and benefits for personnel acquired in the Tower acquisition, and normal salary increases, partially offset by lower sales commissions, and other performance incentives.

Vehicle lease disposal expenses declined by $1.3 million, or 21.0%, to $5.0 million in 2013. This decrease is the result of fewer vehicles coming off lease because more customers are buying the cars rather than turning them in for liquidation.

Other expenses in 2013 increased 17.4%, or $11.9 million. Contributing to this growth were increased employee welfare and education costs of $2.0 million, software costs related to technology initiatives of $1.8 million, operating risk losses of $1.7 million, and increased charitable donations of $1.2 million.

The remaining noninterest expenses decreased $4.2 million, or 3.0% compared to 2012. Refer to Table 12 for detail of fluctuations in other categories of noninterest expense.

2012 compared to 2011

Total noninterest expenses for the year ended December 31, 2012 were $490.0 million, an increase of $29.8 million, or 6.5%, from the year ended December 31, 2011 when total noninterest expenses were $460.2 million. Excluding the merger related and loss on extinguishment of debt costs in both years, total noninterest expenses increased 18.1%, or $71.6 million, in 2012 compared to 2011.

Salaries and benefits increased $42.3 million, or 20.2% in 2012 compared to 2011. This increase is primarily the result of an additional 447 employees acquired through the Abington and Tower transactions, and increased commission compensation, incentive bonus, and annual merit increases.

Occupancy expense increased 20.8%, or $7.8 million in 2012, primarily the result of additional rent expense due to offices acquired through the Abington and Tower transactions, and increased general maintenance costs.

Furniture and equipment expenses increased $3.1 million, or 24.8%, resulting from additional depreciation expense due to the Abington and Tower transactions, and increased general maintenance costs.

FDIC insurance costs increased $3.9 million, or 23.4%. The primary reason for the increase is the increase in the assessment base due to the assets acquired through the Abington and Tower transactions.

Amortization of intangible assets expense increased $3.8 million, or 43.9% in 2012, resulting from the amortization of additional intangibles recorded through the Abington and Tower transactions.

Vehicle lease disposal expenses declined by $4.2 million, or 40.1% primarily due to lower residual value expense and fewer cars returned to our Hann subsidiary after the maturity of the lease because more customers are buying the cars rather than turning them in.

Other noninterest expenses increased $8.4 million, or 14.0% as a result of increased expenses relating to: insurance - $3.2 million; consulting - $2.1 million; foreclosure, repossession and other real estate owned - $1.5 million; telephone and data communications expenses - $0.8 million; and, other operating expenses related to the Abington and Tower transactions.

Income Taxes

2013 compared to 2012

Our effective tax rates for 2013 and 2012 were 29.9% and 30.8%, respectively. The decrease in our rate in 2013 was primarily due to the release of a valuation allowance on a deferred tax asset, in the amount of $4.0 million. The completion of a branch sale leaseback transaction in December 2013 enabled us to realize the deferred tax asset.

2012 compared to 2011

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

Financial Condition

Table 13

Summary of 2013 Compared to 2012

	At December 31,
	2013	2012	% Change
	(Dollars in thousands, except per share)

Total assets	$18,473,489	$18,037,667	2.4
Investment securities available for sale	2,375,224	2,577,901	(7.9)
Loans and leases	13,576,086	12,894,741	5.3
Deposits	12,869,372	12,580,046	2.3
Shareholders’ equity	2,717,587	2,595,909	4.7
Book value per common share	14.50	13.92	4.2
Tangible book value per common share	7.52	6.88	9.3

Fair Value Measurements and The Fair Value Option for Financial Assets and Financial Liabilities

At December 31, 2013, we had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. In addition, non-financial assets and non-financial liabilities have not been measured at fair value because we have made the determination that the impact on our financial statements would be minimal. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 22. Fair Value Disclosures” to the consolidated financial statements appearing in Part II, Item 8.

Investment Securities

Our investment activities are governed by the Corporate Investment Committee (“CIC”) utilizing a Board of Directors approved policy. The CIC meets regularly to review the economic environment and establish investment strategies based on the interest rate environment, balance sheet mix, anticipated loan demand, funding opportunities, and our overall interest rate sensitivity. The investment portfolio is managed to attain the goals of: (1) providing sufficient liquid assets to meet unexpected loan demand or deposit fluctuations and overall funds management objectives; (2) providing eligible securities to pledge to secure deposits and borrowings; and, (3) earning the maximum yield attainable on the portfolio while meeting objectives 1 and 2.

Our procedures for evaluating investments in securities under our investment policy is done based on the guidance issued by the Federal Reserve for investing in securities without reliance on nationally recognized statistical rating agencies. We consider credit ratings in our analysis only as a guide to the historical default rate associated with similarly-rated bonds. There have been no significant differences in our internal analyses compared with the ratings assigned by the third party credit rating agencies.

Available-for-sale securities decreased $202.7 million, or 7.9%, at December 31, 2013 compared to December 31, 2012. In 2013, the CIC made a strategic decision to not reinvest the cash flows back into the securities portfolio due to the low yields available, but to use the cash flows to fund higher yielding loans and leases. This decrease follows the 2012 increase from 2011 in the investment portfolio due to the Tower acquisition. Excluding portfolios acquired in the Tower acquisition, the investment portfolio increased by $145.6 million, or 6.3%.

Table 14 details the composition of Susquehanna’s available-for-sale securities portfolio for the years presented, and Table 15 presents the maturities and yields of the portfolio at December 31, 2013 and December 31, 2012. We had no single concentration in a state or municipal bond greater than 10% of shareholders’ equity at December 31, 2013 or 2012.

Table 14

Fair Value of Investment Securities

	Available-for-sale
At December 31,	2013	2012	2011
	(Dollars in thousands)

U.S. Government agencies	$110,148	$114,408	$148,485
State and municipal	398,510	435,777	401,979
Mortgage-backed
Agency residential mortgage-backed	1,778,192	1,880,562	1,531,405
Non-agency residential mortgage-backed	565	27,450	69,071
Commercial mortgage-backed	8,734	40,380	56,819
Other debt obligations
Other structured financial products	11,297	9,550	13,293
Other debt securities	44,086	45,255	51,135
Other equity securities	23,692	24,519	22,847

Total investment securities	$2,375,224	$2,577,901	$2,295,034

Table 15

Maturities of Investment Securities

At December 31, 2013	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years but Within 10 Years	After 10 Years	Total
	(Dollars in thousands)
Available-for-Sale
U.S. Government agencies
Fair value	$1,532	$104,828	$3,788	$0	$110,148
Amortized cost	1,523	104,704	4,000	0	110,227
Yield	3.25%	1.54%	1.56%	0.00%	1.56%
State and municipal securities
Fair value	$7,213	$16,189	$113,234	$261,874	$398,510
Amortized cost	7,101	15,618	113,373	253,107	389,199
Yield	3.75%	4.29%	4.38%	4.59%	4.50%
Agency residential mortgage-backed securities
Fair value	$260	$0	$829,697	$948,235	$1,778,192
Amortized cost	246	0	828,230	957,657	1,786,133
Yield	4.00%	0.00%	2.95%	2.93%	2.94%
Non-agency residential mortgage-backed securities
Fair value	$0	$0	$35	$530	$565
Amortized cost	0	0	34	538	572
Yield	0.00%	0.00%	2.53%	5.61%	5.43%
Commercial mortgage-backed securities
Fair value	$0	$3,858	$0	$4,876	$8,734
Amortized cost	0	3,858	0	4,709	8,567
Yield	0.00%	5.65%	0.00%	5.33%	5.48%
Other structured financial products
Fair value	$0	$0	$0	$11,297	$11,297
Amortized cost	0	0	0	25,038	25,038
Yield	0.00%	0.00%	0.00%	0.93%	0.93%
Other debt securities
Fair value	$0	$5,216	$0	$38,870	$44,086
Amortized cost	0	4,996	0	38,160	43,156
Yield	0.00%	2.70%	0.00%	5.21%	4.92%
Equity securities
Fair value	$0	$0	$0	$23,692	$23,692
Amortized cost	0	0	0	24,318	24,318
Yield	0.00%	0.00%	0.00%	0.02%	0.02%

Total Securities at December 31, 2013
Fair value	$9,005	$130,091	$946,754	$1,289,374	$2,375,224
Amortized cost	8,870	129,176	945,637	1,303,527	2,387,210
Yield	3.67%	2.04%	3.12%	3.23%	3.12%

Total Securities at December 31, 2012
Fair value	$8,781	$143,713	$952,679	$1,448,209	$2,577,901
Amortized cost	8,690	141,362	935,795	1,410,880	2,520,824
Yield	4.21%	2.22%	2.00%	3.23%	2.72%

Additional Information

•	Weighted-average yields are based on amortized cost. For presentation in this table, yields on tax-exempt securities have been calculated on a tax-equivalent basis.

•	Information presented in this table regarding mortgage-backed securities is based on final contractual maturities. For additional information about our investment securities portfolio, refer to “Note 4. Investment Securities” and “Note 22. Fair Value Disclosures” to the consolidated financial statements appearing in Part II, Item 8.

Loans and Leases

To build enduring customer relationships, management believes that it must offer loan products that help consumers achieve their financial goals, while being profitable to Susquehanna. Our lending process incorporates an in-depth knowledge of the markets we serve, an understanding of the needs and goals of borrowers, and use of prudent conservative underwriting standards.

During 2013, we experienced a modest increase in lending activity. As a result loans and leases, net of unearned income, increased $681.3 million, or 5.3%, from $12.9 billion at December 31, 2012, to $13.6 billion at December 31, 2013. This increase follows 2012’s increase in loans and leases (excluding the loans acquired in the Tower transaction) of 4.5%. Commercial, financial, and agricultural loans increased $121.2 million in 2013, compared to $265.6 million (excluding Tower) in 2012. Real estate construction loans, which we consider to be higher-risk loans, decreased by $111.9 million in 2013 compared to a $190.9 million decline (excluding Tower) in 2012. For additional information about our real estate construction portfolio, refer to the discussion under “- Risk Assets” presented below. Consumer loans increased by $110.4 million in 2013 compared to $105.2 million (excluding Tower) in 2012. Loans secured by commercial real estate increased by $104.2 million in 2013 compared to 2012’s decline of $27.3 million (excluding Tower). During 2013, loans secured by residential real estate increased by $138.6 million compared to 2012’s growth of $94.5 million (excluding Tower), and leasing assets increased by $318.7 million in 2013, following $224.5 million in growth in 2012. These increases in leasing assets results from our expanded territories for leasing activities, and the need for customers to replace vehicles damaged by Hurricane Sandy.

Table 16 presents loans outstanding, by type of loan, in our portfolio for the past five years. Our bank subsidiary historically has reported a significant amount of loans secured by real estate. Many of these loans have real estate collateral taken as additional security not related to the acquisition of the real estate pledged. Open-ended home equity loans totaled $1.5 billion at December 31, 2013. Senior liens on 1-4 family residential properties totaled $2.2 billion at December 31, 2013, and much of the $3.8 billion in loans secured by non-farm, non-residential properties represented collateralization of operating lines of credit or term loans that finance equipment, inventory, or receivables. Loans secured by farmland totaled $269.0 million, while loans secured by multi-family residential properties totaled $343.0 million at December 31, 2013.

There were no predominant concentrations of loans in any particular industry or group of industries in 2013 and 2012. The three largest industry sector concentrations (and their percentage of total loans and leases at December 31, 2013 and 2012) are: real estate – residential (6.3% and 6.6%); real estate – retail (3.8% and 3.9%); and, lessors of professional offices (3.4% and 3.6%). All other industry sectors have a loan to total loans and leases ratio of less than 3.0%.

Table 16

Loan and Lease Portfolio

At December 31,	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial, financial, and agricultural	$2,394,847	17.6%	$2,273,611	17.6%	$1,871,027	17.9%	$1,816,519	18.9%	$2,050,110	21.0%
Real estate:
construction	735,877	5.4	847,781	6.6	829,221	7.9	877,223	9.1	1,114,709	11.3
residential	4,204,430	31.0	4,065,818	31.5	3,212,562	30.8	2,666,692	27.7	2,369,380	24.1
commercial	4,068,816	30.0	3,964,608	30.8	3,136,887	30.0	2,998,176	31.0	3,060,331	31.1
Consumer	953,000	7.0	842,552	6.5	722,329	6.9	603,084	6.3	482,266	4.9
Leases	1,219,116	9.0	900,371	7.0	675,904	6.5	671,503	7.0	750,483	7.6

Total	$13,576,086	100.0%	$12,894,741	100.0%	$10,447,930	100.0%	$9,633,197	100.0%	$9,827,279	100.0%

Table 17 presents the allocation of the allowance for loan and lease losses by type of loan.

Table 17

Allocation of Allowance for Loan and Lease Losses

At December 31,	2013	2012	2011	2010	2009
	(Dollars in thousands)

Commercial, financial, and agricultural	$40,591	$30,207	$30,086	$31,608	$27,350
Real estate - construction	26,189	25,171	36,868	50,250	54,305
Real estate secured - residential	24,076	40,292	28,839	28,321	22,815
Real estate secured - commercial	47,434	68,673	77,672	69,623	56,623
Consumer	2,236	3,568	3,263	2,805	3,090
Leases	15,259	13,341	10,561	8,643	7,958
Purchased loans now impaired (2)	0	1,087	0	0	0
Loans newly funded and overdrafts	856	1,432	777	549	158
Unallocated	967	249	35	35	69

Total	$157,608	$184,020	$188,100	$191,834	$172,368

Reserve for unfunded commitments (1)	$4,082	$3,732	$975	$975	$975

(1)	Included in Other liabilities.
(2)	Non-impaired at acquisition.

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

Troubled debt restructurings are loans for which we, for legal or economic reasons related to a debtor’s financial difficulties, have granted a concession to the debtor that we otherwise would not have considered. Concessions that result in the categorization of a loan as a troubled debt restructuring include:

•	Reduction (absolute or contingent) of the stated interest rate;

•	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk;

•	Reduction (absolute or contingent) of the face amount or maturity amount of the debt as stated in the instrument or other agreement; or

•	Reduction (absolute or contingent) of accrued interest.

Table 18 is a presentation of the five-year history of risk assets.

Table 18

Risk Assets

At December 31,	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-performing assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$16,827	$10,464	$14,385	$20,012	$20,282
Real estate - construction	13,230	14,817	37,727	57,779	97,717
Real estate secured - residential	23,365	28,440	41,922	50,973	37,254
Real estate secured - commercial	46,147	42,621	61,497	65,313	59,181
Consumer	47	43	0	1	27
Leases	1,199	1,382	947	2,817	5,093

Total nonaccrual loans and leases	100,815	97,767	156,478	196,895	219,554
Foreclosed real estate	16,555	26,245	41,050	18,489	24,292

Total non-performing assets	$117,370	$124,012	$197,528	$215,384	$243,846

Total non-performing assets as a percentage of period-end loans and leases and foreclosed real estate	0.86%	0.96%	1.88%	2.23%	2.48%
Allowance for loan and lease losses as a percentage of nonaccrual loans and leases	156%	188%	120%	97%	79%

Loans contractually past due 90 days and still accruing (1)	$9,757	$8,209	$10,077	$20,588	$14,820
Troubled debt restructurings	72,133	67,775	72,852	114,566	58,244

(1)	Loans contractually ninety days past due and still accruing interest are those loans that are well secured and in the process of collection.

Nonaccrual loans and leases increased from $97.8 million at December 31, 2012, to $100.8 million at December 31, 2013. As a result of our increased total loan balances and a decline in foreclosed real estate, total nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate decreased from 0.96% at December 31, 2012 to 0.86% at December 31, 2013.

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

Real Estate - Construction

At December 31, 2013, real estate – construction loans comprised only 5.4% of our total loan and lease portfolio but accounted for 13.1% of total nonaccrual loans and leases, 16.6% of our allowance for loan and lease losses, and 12.1% of total net charge-offs. At December 31, 2012, these ratios were 6.6%, 15.2% 13.7%, and 20.6%, respectively. As a result, we consider these real-estate construction loans to be a category of higher-risk loans.

Additional information about our real estate – construction loan portfolio is presented in Tables 19, 20, and 21. Categories within these tables are defined as follows:

•	Construction loans – loans used to fund vertical construction for residential and non-residential structures;

•	Land development loans – loans secured by land for which the approvals for site improvements have been obtained, the site improvements are in progress, or the site improvements have been completed; and

•	Raw land – loans secured by land for which there are neither approvals nor site improvements.

Table 19

Construction, Land Development, and Other Land Loans – Portfolio Status

Category	Balance at December 31, 2013	% of Total Construction	Past Due 30-89 Days	Past Due 90 Days and Still Accruing	Non Accrual	Other Internally Monitored (1)	Net Charge- Offs (2)	Reserve (3)
	(Dollars in thousands)
1-4 Family:
Construction	$137,544	18.7%	0.7%	0.0%	3.8%	7.1%	(0.7)%	4.0%
Land development	184,446	25.0	0.3	0.2	0.4	10.9	(1.0)	3.7
Raw land	1,181	0.2	2.8	0.0	0.0	0.0	39.3	4.7

	323,171	43.9	0.5	0.1	1.8	9.2	(0.7)	3.9

All Other:
Construction:
Investor	230,457	31.3	0.0	0.0	1.7	6.0	2.3	3.3
Owner-occupied	32,252	4.4	0.0	0.0	1.8	0.0	0.0	2.9
Land development:
Investor	114,426	15.6	0.7	0.0	1.8	26.1	3.2	3.8
Owner-occupied	9,521	1.3	0.0	0.0	8.7	3.7	3.0	3.1
Raw land:
Investor	25,265	3.4	0.3	0.0	0.0	6.9	(1.8)	1.8
Owner-occupied	785	0.1	0.0	0.0	0.0	0.0	0.0	1.8

	412,706	56.1	0.2	0.0	1.8	11.1	2.2	3.3

Total	$735,877	100.0	0.3	0.1	1.8	10.3	0.9	3.6

(1)	Represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list, excluding non-accrual and past-due loans reflected in the prior three columns.
(2)	Represents the amount of net charge-offs in each category for the last twelve months divided by the category loan balance at December 31, 2013 plus the net charge-offs.
(3)	Represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at December 31, 2013.

Table 20

Construction, Land Development, and Other Land Loans – Collateral Locations

	Balance at	Geographical Location by %
Category	December 31, 2013	Maryland	New Jersey	Pennsylvania	Other
	(Dollars in thousands)
1-4 Family:
Construction	$137,544	53.7%	3.0%	38.3%	5.0%
Land development	184,446	43.5	4.0	36.1	16.5
Raw land	1,181	0.0	15.9	84.1	0.0

	323,171	47.7	3.6	37.2	11.5

All Other:
Construction:
Investor	230,457	54.8	19.3	25.7	0.2
Owner-occupied	32,252	0.5	8.6	90.9	0.0
Land development:
Investor	114,426	30.5	5.1	47.8	16.6
Owner-occupied	9,521	33.9	0.0	66.1	0.0
Raw land:
Investor	25,265	18.0	1.5	77.7	2.7
Owner-occupied	785	52.5	0.0	47.5	0.0

	412,706	41.1	13.0	41.1	4.9

Total	$735,877	44.0	8.8	39.4	7.8

Table 21

Construction, Land Development, and Other Land Loans – Portfolio Characteristics

		Global Debt
	Balance at	Coverage Ratio	Average Loan to
Category	December 31, 2013	Less than 1.1 Times (1)	Value (current)
	(Dollars in thousands)
1-4 Family:
Construction	$137,544	6.7%	93.5%
Land development	184,446	10.6	73.9
Raw land	1,181	0.0	68.6

	323,171	9.1	86.7

All Other:
Construction:
Investor	230,457	18.3	86.4
Owner-occupied	32,252	14.9	58.7
Land development:
Investor	114,426	6.7	86.1
Owner-occupied	9,521	70.5	47.4
Raw land:
Investor	25,265	18.3	71.2
Owner-occupied	785	46.8	85.7

	412,706	16.0	81.9

	$735,877	12.3	84.4

(1)	Global debt coverage ratio is calculated by analyzing the combined cash flows of the borrower, its related entities, and the guarantors (if any). The final global cash flow is divided by the global debt service for the same entities to determine the coverage ratio.

We conduct continuous reviews of real estate – construction relationships throughout the year in order to identify potential problem loans. For those loan relationships under $0.75 million, the evaluation of risk is based upon delinquency. Included in this review is a comparison of absorption numbers (units leased or sold), market conditions, and performance to original projections. Lenders prepare cash flow projections for the loan being reviewed and all of the construction projects that the borrower may have financed with other lending institutions. An analysis of these cash flow projections determines whether the borrowing entity’s liquidity is sufficient to complete not only the project being financed by us but any other projects in the borrower’s portfolio, as well. The liquidity of any guarantors (the secondary source for continuance of the project) is also reviewed during this process to determine if it will support any extension of the project due to slower than expected absorption.

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

All potential problem real estate - construction loans are evaluated quarterly for impairment, using the following criteria or it will be considered impaired:

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

We use independent third-party appraisal firms to determine the value of collateral. Real estate – construction collateral is generally valued on an annual basis, or in the event of deterioration in geographic areas of the markets we serve (as demonstrated by analytics from regional and national publications), on an as-needed basis. For ongoing real estate construction projects, we use independent inspectors to verify the progress of construction. Other collateral-based loans, such as loans secured by receivables and/or inventory, are generally valued on an annual basis using balance sheet information and field examinations performed by auditors who are independent of the borrowers.

We also review the liquidity of any guarantors (the secondary source for continuance of the project) to determine if their liquidity will support any extension of the project due to slower than expected absorption. If the result of any of the determinations set forth above is negative, we consider the loan to be impaired, and it is included in our evaluation of the allowance for loan and lease losses. If a loan is determined to be impaired, the fair value of the underlying collateral is calculated by using a current appraisal, and any short fall including selling costs is charged off. All partially charged-off loans are included in the calculation for the loan and lease loss reserve.

Although our impairment and charge-off analyses take into consideration the guarantor’s demonstrated ability and willingness to service the debt, we do not carry any impaired loans at values in excess of the current appraisal even if the loan having a guarantor. Our evaluation of guarantors includes examining their ability to repay and their reputation and willingness to work with us. We consistently assess the probability for completion of a project by determining the guarantor’s liquidity and the cash flow generated by the project based upon current absorption rates.

We are well equipped to underwrite the credit worthiness of our sponsors. Over half of our clients have been successfully operating their businesses within our markets for 15 or more years. In addition, many of our sponsors have been either direct clients or have had successful banking relationships with our Credit Relationship Managers at other financial institutions that exceed 10 years. All of the Commercial Real Estate team’s leadership has 20 plus years of in market lending and portfolio management experience. Therefore, we have a strong historical perspective as to how our sponsors performed during all stages of an economic cycle.

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

Troubled Debt Restructurings (“TDRs”)

Troubled debt restructurings have increased from $67.8 million at December 31, 2012 to $72.1 million at December 31, 2013 due to increased consumer bankruptcies. Additional charge-offs subsequent to the restructuring during the years ended December 31, 2013 and 2012, totaled $7.2 million and $1.1 million, respectively. This compares to 2012’s decrease in restructurings of $5.1 million, from $72.9 million at December 31, 2011, when additional charge-offs subsequent to the restructuring totaled $15.7 million. The reduction in 2012 was due to cures, pay downs, transfers to non-accrual and charge-offs.

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

At the time of restructuring, the amount of the loan for which we are not reasonably assured of repayment is charged-off, but not forgiven. We have not had any additional charge-offs during 2013 and 2012 for any portion of the loans (after the initial charge-offs were taken at the time of the restructuring) for any of our troubled debt restructurings that accrue interest at the time the loans are restructured.

A borrower with a restructured loan must make six consecutive monthly payments at the restructured level and be current as to both interest and principal to be on accrual status. Furthermore, for a loan to be no longer considered restructured, it must cross over a calendar year-end and be at a market rate of interest at the time of restructuring.

Impaired Loans

Of the $262.9 million of impaired loans (nonaccrual, non-consumer relationships greater than $0.75 million plus accruing restructured loans) at December 31, 2013, $195.0 million, or 74.2%, had no related specific reserve. This compares to $282.7 million of impaired loans at December 31, 2012, where $201.2 million, or 71.2% had no related specific reserve, and $177.7 million of impaired loans at December 31, 2011, where $85.6 million, or 48.2% had no related specific reserve. The increase in impaired loans in 2012 compared to 2011 is the result of the Tower acquisition. The determination that no related reserve for these collateral-dependent loans was required was based on the fair value of the underlying collateral.

Impaired loans have a fair value that is based on a recent appraisal (generally less than one year) of the collateral. That fair value is calculated by the loan officer, reviewed by Loan Review and finally reviewed by our credit risk department. If the fair value minus selling costs is greater than the loan amount, then no impairment loss exists. If the fair value minus selling costs is less than the loan amount, a specific reserve is established for a period of up to ninety days to allow time for the borrower to pledge additional collateral. If the borrower is unable or unwilling to pledge additional collateral, a charge-off is recorded.

As part of our loan quality department meetings and loan work out meetings, these loans are reviewed quarterly to ensure that appraisals are kept current. If, based on general economic and geographic information from outside sources, we believe that the value of collateral is decreasing, we will obtain a new appraisal and make adjustments accordingly.

Charge-offs only are taken based on the fair market value of the underlying collateral, from a current appraisal minus selling costs. All partially charged-off loans remain on nonaccrual status until they are brought current as to both principal and interest and have six months of payment history.

All impaired loans have an independent third-party appraisal to determine the fair value of the underlying collateral. Once we have identified further deterioration of an impaired loan, we obtain an updated appraisal. Prior to receiving the updated appraisal, we will establish a specific reserve for that estimated deterioration, based upon our assessment of market conditions. Once the updated appraisal is received, we record any additional impairment indicated by the appraisal.

Loans that are determined to be impaired are written down to their current value, based upon a current appraisal at the time of impairment. No additional value is assigned to any guarantee with regard to this appraisal. We exercise our rights under the full extent of the law to pursue all assets of the borrower and guarantors.

Potential Problem Loans

Potential problem loans, as shown in Table 22, consist of loans that are performing under contract but for which potential credit problems have caused us to place them on our internally monitored loan list. The decrease in potential problem loans, which are included in Table 23, can be attributed to a stabilization of economic conditions, offset in part by an increase in real estate secured – residential of $27.6 million. Continuing difficulties in the economy and the accompanying impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others being classified as non-performing assets in the future.

Table 22

Potential Problem Loans by Loan Category

December 31,	2013	2012	2011
	(Dollars in thousands)

Commercial, financial, and agricultural	$48,122	$50,215	$49,316
Real estate - construction	21,189	48,020	57,796
Real estate secured - residential	40,899	13,260	9,490
Real estate secured - commercial	156,804	166,032	157,208

Total potential problem loans	$267,014	$277,527	$273,810

Loans with principal and/or interest delinquent ninety days or more and still accruing interest totaled $9.8 million at December 31, 2013, an increase of $1.6 million, from the $8.2 million delinquent ninety days or more and still accruing interest at December 31, 2012. Loans with principal and/or interest delinquent ninety days or more and still accruing interest totaled $10.1 million at December 31, 2011.

Adverse changes in the economy may negatively affect certain other borrowers and may cause additional loans to become past due beyond ninety days or to be placed on non-accrual status because of the uncertainty of receiving full payment of either principal or interest on these loans.

For additional information about the credit quality of loans and leases, refer to “Note 5. Loans and Leases” to the consolidated financial statements appearing in Part II, Item 8.

We continue to take the following measures to recognize and resolve troubled credits:

•	We review all credit relationships in the categories of Commercial Real Estate, Commercial Construction-Real Estate, and Residential Real Estate Development with aggregate exposure of $5.0 million and loans of $1.0 million once a year to determine the borrower’s ability to meet the terms and conditions of the loan agreements. This review includes a stress test for an increase of 2.0% in interest rates;

•	We hold credit quality meetings during the second month of each quarter to review all criticized and classified loans. This includes reviewing global cash flows and the borrower’s progress in meeting obligations;

•	We complete a fifteen-month rolling projection of potential non-accrual loans, charge-offs, loans ninety days past due and still accruing, and loans with specific reserves, and recoveries over $1.0 million during the third month of every quarter. These projections are reviewed and discussed by executive management;

•	We hold monthly meetings with our work-out officers to review their portfolios and strategy to either upgrade or exit particular credit relationships;

•	We have instituted an ongoing review in our Consumer Lending area of all home equity line of credit loans to determine which property values and FICO scores have been negatively affected; and

•	We are in the process of implementing risk-based pricing to reflect the cost of loans progressing through our risk-rating system.

We believe that in 2014 we will continue to see modest improvement in our credit metrics. However, 2014 will still be a challenging year in confronting the effects of the current economic and regulatory environments which affect the commercial and industrial, commercial real estate, and consumer credit segments. We also believe that we have the proper monitoring systems in place to recognize issues in an appropriate time frame.

Goodwill and Other Identifiable Intangible Assets

We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. This test, which requires significant judgment and analysis, involves discounted cash flows and market-price multiples of non-distressed financial institutions.

We performed our annual goodwill impairment tests in the second quarter of 2013, and determined that the fair value of each of our reporting units significantly exceeded its book value, and there was no goodwill impairment. As a result, we did not perform interim goodwill impairment tests at interim dates in 2013.

For additional information about goodwill, refer to “Note 8. “Goodwill and Other Intangible Assets” to the consolidated financial statements appearing in Part II, Item 8.

Deposits

Our deposit base is consumer-oriented, consisting of time deposits, primarily certificates of deposit with various terms, interest-bearing demand accounts, savings accounts, and demand deposits. Average deposit balances by type and the associated average rate paid are summarized in Table 23.

Table 23

Average Deposit Balances

Year ended December 31,	2013		2012		2011
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
	(Dollars in thousands)

Demand deposits	$1,905,502	0.00%	$1,873,755	0.00%	$1,413,077	0.00%
Interest-bearing demand deposits	5,968,726	0.28	5,453,701	0.38	3,884,182	0.55
Savings deposits	1,070,248	0.11	989,123	0.12	815,066	0.14
Time deposits	3,833,262	1.11	3,939,528	1.20	3,482,601	1.56

Total	$12,777,738	0.47	$12,256,107	0.56	$9,594,926	0.80

Total deposits increased $289.3 million, or 2.3%, from December 31, 2012 to December 31, 2013. Time deposits increased 2.1% while our core deposits, which consist of noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits, increased 2.4%. This compares to 2012’s growth (excluding the deposits acquired in the Tower transaction), total deposits increased 2.1%, including core deposits which increased 9.8%, while time deposits declined 13.5%. Deposit growth continues to be a top priority for us, as we continue to enhance our deposit products to meet our customer’s needs. During 2013, we made a strategic decision to exit certain non-relationship deposits, which were typically higher-cost. This resulted in downward pressure on overall deposit growth, but it contributed to a significant improvement in deposit costs, which improved from 56 basis points in 2012 to 47 basis points in 2013.

We do not rely upon time deposits of $100 thousand or more as a principal source of funds, as they represent only 13.3% of total deposits. Table 24 presents a breakdown by maturity of time deposits of $100 thousand or more as of December 31, 2013.

Table 24

Deposit Maturity

Time of $100,000 or more

	December 31,
(Dollars in thousands)	2013	2012

Three months or less	$531,902	$438,880
Over three months through six months	254,148	222,404
Over six months through twelve months	494,075	390,481
Over twelve months	431,107	430,915

Total	$1,711,232	$1,482,680

Borrowings

We utilize borrowings as a supplement to our main funding source, deposits. Our borrowings consist of both short-term borrowings to meet funding needs, and long-term debt to provide funding and, to a lesser extent, regulatory capital. Average short-term borrowings in 2013 were $1.9 billion at a cost of 1.26%, compared to $1.7 billion at a cost of 1.26% in 2012. Average long-term debt totaled $574.6 million at a cost of 3.14% in 2013, compared to $769.9 million at a cost of 3.76% in 2012.

During the latter half of 2012, we redeemed $287.1 million of long-term debt at an average coupon rate of 8.8%, and issued $150.0 million of long-term debt at a coupon rate of 5.375%, which reduced both the average balance and cost of long-term debt in 2013.

For additional information about borrowings, refer to “Note 10. Borrowings” to the consolidated financial statements appearing in Part II, Item 8.

Contractual Obligations and Commercial Commitments

Table 25 presents certain of our contractual obligations and commercial commitments at December 31, 2013 and their expected year of payment or expiration.

Table 25

Contractual Obligations and Commercial Commitments

Contractual Obligations

	Payments Due by Period
At December 31, 2013	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)

Certificates of deposit	$3,819,616	$2,671,056	$925,006	$190,912	$32,642
FHLB borrowings	1,531,282	1,460,218	23,186	47,878	0
Long-term debt	405,229	75,000	0	25,227	305,002
Operating leases	254,818	25,688	48,152	41,462	139,516
Residual value guaranty fees	10,500	3,000	7,500	0	0

	Payments Due by Period
At December 31, 2012	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)

Certificates of deposit	$3,740,005	$2,447,348	$961,570	$259,639	$71,448
FHLB borrowings	1,199,062	1,109,857	33,538	6,860	48,807
Long-term debt	405,948	785	75,000	236	329,927
Operating leases	166,182	20,884	37,349	33,199	74,750
Residual value guaranty fees	9,300	3,000	6,300	0	0

Other Commercial Commitments

	Commitment Expiration by Period
At December 31, 2013	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)

Standby letters of credit	$331,235	$216,293	$80,803	$34,111	$28
Commercial commitments	1,076,397	892,980	95,959	61,067	26,391
Real estate commitments	411,631	240,461	164,650	5,836	684

	Commitment Expiration by Period
At December 31, 2012	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
	(Dollars in thousands)

Standby letters of credit	$386,763	$270,146	$116,488	$101	$28
Commercial commitments	968,884	821,769	55,133	82,618	9,364
Real estate commitments	327,304	177,045	134,229	14,981	1,049

Shareholders’ Equity

Common Stock

On January 19, 2011, we repurchased the warrant that was issued to the U.S. Treasury on December 12, 2008 in conjunction with our participation in the TARP Capital Purchase Program. The warrant entitled the U.S. Treasury to purchase up to 3.0 million shares of our common stock at a price of $14.86 per share. We paid $5.3 million to the Treasury to repurchase the warrant. The repurchase of the warrant concluded Susquehanna’s participation in the Capital Purchase Program.

On October 1, 2011, we completed our acquisition of Abington, issuing a total of 26.7 million shares of Susquehanna common stock, par value $2.00, in connection with the transaction. The Abington acquisition increased total shareholders’ equity by $150.8 million.

On February 17, 2012, we completed our acquisition of Tower, issuing a total of 30.8 million shares of Susquehanna common stock, par value $2.00, in connection with the transaction. The Tower acquisition increased total shareholders’ equity by $302.1 million.

Risk Management

As a financial services company we assume or incur risk in conjunction with the execution of our day-to-day business activities. The most significant risks we face fall into six main categories: credit risk, market risk, operational risk, legal and regulatory compliance risk, reputation risk, and strategic risk. While we recognize that legal and regulatory compliance risk is typically a component of operational risk, we believe the significance of this sub-category and impact on our operations warrants its own assessment and reporting category. Our risk management activities are centered on the proper identification, measurement, monitoring, reporting, and management of these material risks.

Our Board of Directors (“Board”) is ultimately accountable for the oversight of how management assumes and manages risks in pursuit of preserving shareholder value and driving financial returns. The Board approves the Susquehanna’s risk appetite, assesses the effectiveness of the enterprise risk management framework and governance processes, and oversees management’s handling of issues related to risk mitigation.

To this end, the Board has established a Risk Committee whose primary purpose is to exercise oversight of management’s identification of material risks facing the Company and the management and mitigation of these material risks by the management team. The Board Risk Committee is responsible for the oversight over the enterprise risk management program.

Our risk management governance approach is designed to ensure clear lines of risk management accountability and a structured escalation process for key risk information. We adhere to a concept of the “three lines of defense” whereby the lines of business represent the first line of defense owning risks impacting their businesses as well as the control activities to successfully manage those risks. Risk management personnel comprise the second line of defense providing independent and centralized oversight over all risk categories by aggregating, analyzing and reporting upon risk information. Internal Audit represents the third line of defense providing an independent assessment and testing of the effectiveness of policies, practices, and controls within the first and second lines of defense.

Within our risk appetite framework, we have established specific qualitative and quantitative risk principles as well as risk ranges and limits to facilitate the monitoring of risk across our primary risk categories as such risks are incurred by the lines of business during the ordinary course of conducting their business.

The Risk Management Committee of the Board of Directors formally convenes no less than quarterly to discuss with management the status of the our current and prospective risk profile as measured by risk attributes within each of our key risk categories (credit, market, operational, legal and regulatory compliance, reputation, strategic). Matters of material risk identified by the first, second, or third line of defense would be escalated to the Board of Directors more frequently than the quarterly discussion.

Capital Adequacy

Capital elements are segmented into two tiers. Tier 1 capital represents shareholders’ equity plus junior subordinated debentures, reduced by excludable intangibles. Tier 2 capital represents certain allowable long-term debt, the portion of the allowance for loan and lease losses and the allowance for credit losses on off-balance-sheet credit exposures equal to 1.25% of risk-adjusted assets, and 45% of the unrealized gain on equity securities. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.” Tier 1 common and tangible common equity includes only common equity.

On July 2, 2013, the Board of Governors of the Federal Reserve System approved New Capital Rules that are applicable to bank holding companies and state member banks, relating to the implementation of revised capital standards to reflect the requirements of the Dodd-Frank Act as well as the Basel III international capital standards. The New Capital Rules are effective as of January 1, 2014 but have a mandatory compliance date of January 1, 2015 for Susquehanna.

Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5 percent and a Common Equity Tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets that will apply to all supervised financial institutions. The New Capital Rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent and include a minimum leverage ratio of 4 percent for all banking organizations.

The New Capital Rules emphasize Common Equity Tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The New Capital Rules also improve the methodology for calculating risk-weighted assets to enhance risk sensitivity. These new minimum capital requirements will be phased in over a period of years, beginning in 2015 for Susquehanna, and ending on January 1, 2019. The changes to the risk-weighted assets calculation will be effective beginning January 1, 2015.

The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital for institutions with over $15 billion in assets as of December 31, 2009. An institution such as Susquehanna, which had less than $15 billion in assets as of December 31, 2009, but that exceeded this threshold before January 1, 2014, the effective date of the New Capital Rules, will be permitted to continue to include these securities in Tier 1 capital, until such a time as the institution acquires another depository institution.

Based on a preliminary analysis of the New Capital Rules, management believes that we would be fully compliant with the revised standards as of December 31, 2013 if they had been effective on that date.

We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. At December 31, 2013, the capital ratios of Susquehanna exceed the “well-capitalized” thresholds under current capital requirements.

For additional information related to our risk-based capital ratios, see “Note 23. Regulatory Requirements and Other Restrictions” to the consolidated financial statements appearing in Part II, Item 8.

Market Risks

The types of market risk exposures generally faced by us include:

•	equity market price risk;

•	liquidity risk;

•	interest rate risk; and

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

Liquidity Risk

Company Liquidity

Our primary sources of liquidity at the parent holding company level are dividends from Susquehanna Bank, dividends from non-bank subsidiaries, investment income, proceeds from the sale of investments, and net proceeds from borrowings and capital offerings. During the years ended December 31, 2013 and 2012, our primary uses of liquidity at the parent holding company level were the payment of principal and interest to holders of notes and capital securities, the payment of dividends to common shareholders, the repurchase of our common stock, the purchase of investment securities, and operating expenses of the parent holding company. During the years ended December 31, 2013 and 2012, a total of 56,000 and 57,000, shares of common stock were repurchased at annual costs of $681,000 and $587,000, respectively. There are certain restrictions on the payment of dividends by Susquehanna Bank. At December 31, 2013, $7.9 million was available for dividend distribution to the parent holding company from its banking subsidiary. During the years ended December 31, 2013 and 2012, Susquehanna Bank paid dividends to the parent holding company of $180.5 million and $185.5 million, respectively. Additional liquidity is available to us through equity or debt offerings. The ability to execute these transactions could be affected by adverse credit ratings or market conditions.

Management is not aware of any events that are reasonably likely to have a material adverse effect on the parent holding company’s liquidity.

Bank Liquidity

Management believes the sources of liquidity at the Bank are sufficient to support our banking operations.

Susquehanna Bank’s primary sources of liquidity are deposit accounts, purchased funds, repurchase agreements, borrowings, and the sale, maturity, or call of investment securities. Susquehanna’s primary use of liquidity is the origination and purchase of loans; extension of credit; purchase of investment securities; management of working capital; and funding debt and capital service. Deposits represented 83.5% and 83.3% of total bank funding as of December 31, 2013 and 2012, respectively. Brokered deposits at December 31, 2013 and 2012 were $566.6 million and $392.8 million representing 4.4% and 3.1% of total deposits, respectively. At December 31, 2013 and 2012, Susquehanna Bank had approximately $4.1 billion and $2.7 billion, respectively, available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and $2.5 billion and $2.4 billion, respectively, of additional borrowing capacity subject to the pledge of additional collateral. Susquehanna Bank pledged certain auto leases, certain auto loans, certain commercial finance leases, and certain investment securities to the Federal Reserve’s Discount Window to obtain collateralized borrowing availability. At December 31, 2013 and 2012, Susquehanna Bank had unused collateralized borrowing availability at the Federal Reserve’s Discount Window of $1.5 and $1.1 billion, respectively.

At December 31, 2013 and 2012, Susquehanna Bank had unrestricted investment securities with a market value of $1.0 billion and $0.9 billion, respectively.

In December 2013, Susquehanna entered into a sale leaseback transaction for 30 of its owned branch bank properties. The properties sold had a carrying value of $14.1 million. Susquehanna received cash proceeds of approximately $52.3 million, net of selling costs, resulting in a gain of approximately $38.2 million. Approximately $33.3 million of the gain was deferred and is being recognized over the term of the leases. The leases have original terms of fifteen or twenty-six years, and Susquehanna has the right, at its option, to extend the term of certain of the leases for three additional years. None of the transactions included repurchase options. Proceeds from the transaction will be used to support lending and investing activities, and to repay short-term debt.

The Board has designated a management Asset and Liability Committee (“ALCO”) to develop strategies, policies, and procedures to identify, measure, monitor, and control liquidity risk pursuant to its liquidity management policy. The liquidity management policy is commensurate with the complexity, risk profile, and scope of operations of the Bank and reflects its risk appetite, tolerances, key risk indicators, and reporting requirements that are deemed appropriate in order to operate in a safe and sound manner. The liquidity management policy includes the Bank’s contingency funding plan that assesses liquidity needs that may arise from certain stress events that are bank-specific, as well as the result of external factors.

Interest Rate Risk

We define interest rate risk as the risk to earnings and equity arising from the behavior of interest rates. These behaviors include increases and decreases in interest rates as well as continuation of the current interest rate environment. The Asset Liability & Interest Rate Risk Management Policy (the “ALM Policy”) provides a comprehensive management process for identifying, measuring, monitoring, and managing interest rate risk. The ALM Policy is commensurate with the complexity, risk profile, and scope of operations and reflects the risk appetite, interest rate risk tolerances, and key risk indicators of the Company. The Board has designated the Asset Liability Committee (“ALCO”), through the treasury group, to implement the ALM Policy and to develop strategies to manage interest rate risk.

Our interest rate risk principally consists of reprice, option, basis risk, and yield curve risk. Reprice risk results from differences in the maturity or repricing characteristics of asset and liability portfolios. Option risk arises from embedded options in the investment and loan portfolios such as investment securities calls and loan prepay options. Option risk also exists since deposit customers may withdraw funds at their discretion in response to general market conditions, competitive alternatives to existing accounts or other factors. The exercise of such options may result in higher costs or lower revenue for the Company. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in narrowing spreads on interest-earning assets and interest-bearing liabilities. Basis risk also exists in administered rate liabilities, such as interest-bearing checking accounts, savings accounts and money market accounts where the price sensitivity of such products may vary relative to general markets rates. Yield curve risk refers to the adverse consequences of nonparallel shifts in the yield curves of various market indices that impact our assets and liabilities.

We use simulation analysis as a primary method to assess earnings at risk and equity at risk due to assumed changes in interest rates. Management uses the results of its various simulation analyses in combination with other data and observations to formulate strategies designed to maintain interest rate risk within risk tolerances.

Earnings at risk is defined as the change in net interest income (excluding provision for loan and lease losses and income tax expense) due to assumed changes in interest rates. Earnings at risk is generally used to assess interest rate risk over relatively short time horizons. We compute earnings at risk on a monthly basis over one and two-year time horizons.

Equity at risk is defined as the change in the net economic value of assets and liabilities due to changes in interest rates compared to a base net economic value. The discounted present value of all cash flows represents our economic value of equity. Equity at risk is generally considered a measure of the long-term interest rate exposures of the balance sheet at a point in time. We compute equity at risk on a monthly basis.

We conduct scenario analyses across a range of instantaneous, parallel, and sustained interest rate shocks and measures the percent of change in earnings and equity relative to a base case scenario assuming no movement in interest rates. The range of interest rate shocks includes upward and downward movements of rates through 400 basis points in 100 basis point increments, subject to market conditions that may render certain rate shocks impracticable. For example, during the current period of ultra-low interest rates, downward interest rate shocks have been suspended. The ALM Policy defines this series of scenario analysis as Core Scenarios. The size and composition of the balance sheet is held constant for the Core Scenarios. Measures of earnings at risk computed over a one-year time horizon and equity at risk produced from the Core Scenarios are defined as key risk indicators and are compared to risk tolerances established by the ALCO and the Board.

We conduct scenario analysis across a range of other changes in interest rates including ramped rate changes, non-parallel rate changes, and changes in key interest rates that do not move in tandem for upward and downward interest rate shocks. The specific interest rate scenarios that are analyzed are developed by the treasury group in consultation with the ALCO. We also conduct scenario analyses assuming changes in the size and composition of the balance sheet to support business planning, budgeting, and forecasting.

Simulation analysis involves the use of several assumptions including, but not limited to, the timing of cash flows such as investment security calls, loan prepayment speeds, deposit attrition rates, the interest rate sensitivity of loans and deposits relative to general market rates, and the behavior of interest rates and spreads. Furthermore, equity at risk simulation uses assumptions regarding discount rates that value cash flows. Simulation analysis is highly dependent on model assumptions that may vary from actual outcomes. For example, higher levels of interest rate sensitivity of deposits to upward movements in interest rates may adversely impact net interest income. Additionally, slower prepayment speeds of loans may adversely impact the economic value of equity in a rising interest rate environment. Key simulation assumptions are subject to stress testing to assess the impact of assumptions changes on earnings at risk and equity at risk. We also use back-testing to assess the effectiveness of simulation analysis in identifying, measuring, monitoring, and managing interest rate risk.

From time to time, key model assumptions may be modified to improve the effectiveness of simulation analysis. Management modified certain key assumptions during calendar year 2013 and in the assessment of our interest rate risk profile as of December 31, 2013. The model assumptions modifications included changes to the prepayment speeds of residential mortgage loans (the assumption changes generally reflected slower loan prepayment speeds); increases in the price sensitivity of certain deposit products; increases in the present value discount rates applied to cash flows of the loan portfolio for upward interest rate shocks; and changes to the non-maturity deposit attrition rates (an acceleration of attrition rates resulting in shorter assumed average lives). Model assumptions were also modified to discount deposit liabilities using a yield curve from the Federal Home Loan Bank of Pittsburgh cost of funds for bullet debt maturities rather than discount deposit liabilities using a single market rate applied to the respective deposit balances. The use of the yield curve from the FHLB bullet debt results in applying higher discount rates to non-maturity deposit liabilities based on their assumed average lives that are derived from deposit attrition rates.

Tables 26 and 27 summarize the results of the Core Scenarios for equity at risk and earnings at risk assuming instantaneous, parallel, and sustained upward interest rate shocks of 100 and 200 basis points at December 31, 2013 and 2012. The results for equity at risk assuming a 200 basis point increase in interest rates produces a negative 2.7% change in equity while the results for earnings at risk assuming a 200 basis point increase in interest rates produces a 3.7% change in net interest income over a one-year time horizon. Equity at risk and earnings at risk may not produce highly correlated results due to the fundamental nature of the two simulation techniques. Equity at risk measures cash flows over time horizons that capture the interest rate characteristics of assets and liabilities that may change within one year and beyond one year. In contrast, the calculation of earnings at risk is focused on the interest rate characteristics of assets and liabilities that may alter earnings within a one-year time horizon.

Table 26

Equity at Risk

	Base
	Present
At December 31, 2013	Value	+1%	+2%
	(Dollars in thousands)
Assets
Cash and due from banks	$305,357	$305,357	$305,357
Short-term investments	83,227	83,225	83,222
Securities available for sale	2,529,787	2,437,647	2,344,297
Loans and leases, net of unearned income	13,306,068	13,054,116	12,823,143
Other assets	2,132,971	2,132,971	2,132,971

Total assets	$18,357,410	$18,013,316	$17,688,990

Liabilities
Deposits:
Non-interest bearing	$1,676,558	$1,599,646	$1,528,975
Interest-bearing	10,224,541	10,042,311	9,860,796
Total borrowings	2,519,499	2,490,085	2,458,748
Other liabilities	345,843	345,843	345,843

Total liabilities	14,766,441	14,477,885	14,194,362
Total economic equity	3,590,969	3,535,431	3,494,628

Total liabilities and equity	$18,357,410	$18,013,316	$17,688,990

Change in economic value of equity	$0	$(55,538)	$(96,341)
% change in economic value of equity	0%	(1.5)%	(2.7)%
Risk tolerance policy		(15.0)%	(25.0)%

	Base
	Present
At December 31, 2012	Value	+1%	+2%
	(Dollars in thousands)
Assets
Cash and due from banks	$277,042	$277,042	$277,042
Short-term investments	119,176	119,173	119,169
Securities available for sale	2,726,271	2,646,344	2,543,536
Loans and leases, net of unearned income	12,770,898	12,664,080	12,577,992
Other assets	2,200,392	2,200,392	2,200,392

Total assets	$18,093,779	$17,907,031	$17,718,131

Liabilities
Deposits:
Non-interest bearing	$1,973,664	$1,973,664	$1,973,664
Interest-bearing	10,570,405	10,403,078	10,244,420
Total borrowings	2,497,100	2,451,996	2,406,215
Other liabilities	331,671	331,671	331,671

Total liabilities	15,372,840	15,160,409	14,955,970
Total economic equity	2,720,939	2,746,622	2,762,161

Total liabilities and equity	$18,093,779	$17,907,031	$17,718,131

Change in economic value of equity	$0	$25,683	$41,222
% change in economic value of equity	0%	0.9%	1.5%
Risk tolerance policy		(15.0)%	(25.0)%

Table 27

Earnings at Risk

	Base
At December 31, 2013	Scenario	+1%	+2%
	(Dollars in thousands)
Interest income:
Short-term investments	$296	$1,664	$3,038
Investments	58,869	62,046	65,467
Loans and leases	591,349	649,571	713,848

Total interest income	650,514	713,281	782,353

Interest expense:
Interest-bearing demand and savings	14,249	46,447	74,845
Time	32,086	41,677	53,182
Total borrowings	50,954	66,705	80,406

Total interest expense	97,289	154,829	208,433

Net interest income	$553,225	$558,452	$573,920

Net interest income at risk	$0	$5,227	$20,695
% change in net interest income at risk	0%	1.0%	3.7%
Risk tolerance policy		(7.5)%	(10.0)%

	Base
At December 31, 2012	Scenario	+1%	+2%
	(Dollars in thousands)
Interest income:
Short-term investments	$387	$2,104	$3,844
Investments	87,128	92,404	96,510
Loans and leases	660,138	716,778	780,515

Total interest income	747,653	811,286	880,869

Interest expense:
Interest-bearing demand and savings	19,176	46,895	73,976
Time	40,595	48,806	57,938
Total borrowings	46,516	63,813	78,848

Total interest expense	106,287	159,514	210,762

Net interest income	$641,366	$651,772	$670,107

Net interest income at risk	$0	$10,406	$28,741
% change in net interest income at risk	0%	1.6%	4.5%
Risk tolerance policy		(7.5)%	(10.0)%

The Company uses a variety of strategies to manage interest rate risk including, but not limited to, modifications to the size and composition of various assets and liabilities; modifications to the pricing and structure of the loan and deposit products; and the use of derivative financial instruments and hedging strategies. Derivative financial instruments are used to add stability to our interest income and expense, modify the duration of specific assets and liabilities, and manage our exposure to interest rate movements.

Additionally, we execute derivative instruments in the form of interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those derivatives are immediately hedged by offsetting derivative contracts, such that we minimize our net interest rate risk exposure resulting from such transactions. We do not participate in speculative derivatives trading or use credit default swaps in our investment or hedging operations.

For additional information about our derivative financial instruments, refer to “Note 20. Derivative Financial Instruments” and “Note 22. Fair Value Disclosures” to the consolidated financial statements appearing in Part II, Item 8.

Vehicle Leasing Residual Value Risk

In an effort to manage the vehicle residual value risk arising from the auto leasing business of Hann and our affiliate bank, Hann and the bank have entered into arrangements with Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) pursuant to which Hann or the bank, as applicable, effectively transferred to Auto Lenders substantially all residual value risk of its respective auto lease portfolio, and all residual value risk on any new leases originated over the term of the applicable agreement. Auto Lenders, which was formed in 1990, is a used-vehicle remarketer with five retail locations in New Jersey and has access to various wholesale facilities throughout the country. Under these arrangements, Auto Lenders agrees to purchase the beneficial interest in all vehicles returned by the obligors at the scheduled expiration of the related leases for a purchase price equal to the stated residual value of such vehicles. Stated residual values of new leases are set in accordance with the standards approved in advance by Auto Lenders. Under a servicing agreement with Auto Lenders, Hann agrees to make monthly guaranty payments to Auto Lenders based upon a negotiated schedule covering a three-year period. At the end of each year, the servicing agreement may be renewed by the mutual agreement of the parties for an additional one-year term, beyond the current three-year term, subject to renegotiation of the payments. For a schedule of future payment commitments, refer to “Table 25, Contractual Obligations and Commercial Commitments”. During the renewal process, we periodically evaluate the best remarketing and/or residual guarantee alternatives for Hann and our bank subsidiary.

Recently Adopted or Issued Accounting Guidance

For information about the impact that recently adopted or issued accounting guidance will have on our financial statements, refer to “Note 1. Summary of Significant Accounting Policies” to the financial statements appearing in Part II, Item 8.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The discussion concerning the effects of liquidity risk and interest rate risk on us is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risks” in Item 7 hereof.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of Susquehanna are submitted herewith:

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Years ended December 31,	2013	2012
	(in thousands, except share data)
Assets
Cash and due from banks	$305,357	$277,042
Unrestricted short-term investments	37,967	39,550

Cash and cash equivalents	343,324	316,592
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	2,347	4,423
Restricted short-term investments	42,913	75,203
Securities available for sale	2,375,224	2,577,901
Restricted investment in bank stocks	158,232	152,434
Loans and leases, net of deferred costs and fees	13,503,392	12,728,082
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	72,694	166,659
Less: Allowance for loan and lease losses	157,608	184,020

Net loans and leases	13,418,478	12,710,721

Premises and equipment, net	173,542	188,983
Other real estate and foreclosed assets	17,573	31,017
Accrued interest receivable	41,690	40,304
Bank-owned life insurance	449,320	450,270
Goodwill	1,275,439	1,270,359
Intangible assets with finite lives	32,262	41,332
Deferred income tax assets	6,472	4,685
Other assets	136,673	173,443

Total Assets	$18,473,489	$18,037,667

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$1,913,526	$1,973,664
Interest-bearing	10,955,846	10,606,382

Total deposits	12,869,372	12,580,046
Federal Home Loan Bank short-term borrowings	1,450,000	1,098,000
Other short-term borrowings	555,740	817,577
Federal Home Loan Bank long-term borrowings	81,282	101,062
Other long-term debt	250,227	251,021
Junior subordinated debentures	155,002	154,927
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna’s general credit	48,031	107,453
Accrued interest, taxes, and expenses payable	82,150	81,808
Deferred income tax liabilities	70,308	14,475
Other liabilities	193,790	235,389

Total Liabilities	15,755,902	15,441,758

Shareholders’ equity:
Common stock, $2.00 par value, 400,000,000 shares authorized; Issued: 187,676,711 at December 31, 2013, and 186,811,642 at December 31, 2012	375,353	373,623
Treasury stock, at cost: 313,568 at December 31, 2013, and 257,556 at December 31, 2012	(2,531)	(1,850)
Additional paid-in capital	1,652,116	1,645,958
Retained earnings	744,215	615,436
Accumulated other comprehensive loss, net of taxes of $25,039 and $20,672	(51,566)	(37,258)

Total Shareholders’ Equity	2,717,587	2,595,909

Total Liabilities and Shareholders’ Equity	$18,473,489	$18,037,667

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31,	2013	2012	2011
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$627,833	$642,190	$516,984
Securities:
Taxable	40,990	49,215	57,846
Tax-exempt	14,193	14,637	15,831
Dividends	5,258	4,444	3,999
Short-term investments	108	144	108

Total interest income	688,382	710,630	594,768

Interest Expense:
Deposits:
Interest-bearing demand and savings	17,806	21,811	22,492
Time	42,712	47,168	54,286
Federal Home Loan Bank short-term borrowings	15,187	12,747	11,376
Other short-term borrowings	8,694	8,711	8,133
Federal Home Loan Bank long-term borrowings	1,142	976	30,648
Other long-term debt	16,901	27,979	34,683

Total interest expense	102,442	119,392	161,618

Net interest income	585,940	591,238	433,150
Provision for loan and lease losses	31,000	64,000	110,000

Net interest income, after provision for loan and lease losses	554,940	527,238	323,150

Noninterest Income:
Service charges on deposit accounts	36,989	34,428	31,728
Vehicle origination and servicing fees	11,725	10,366	7,862
Wealth management commissions and fees	51,333	47,705	43,688
Commissions on property and casualty insurance sales	16,797	15,894	14,047
Other commissions and fees	24,776	21,510	23,728
Income from bank-owned life insurance	6,013	6,471	4,931
Mortgage banking revenue	12,828	17,805	9,292
Net realized (loss) gain on sales and impairment of securities	(1,394)	1,433	514
Net realized gain on acquisition	0	0	39,143
Realized gain on sale of branch properties	4,945	0	0
Other	19,717	11,147	7,735

Total noninterest income	183,729	166,759	182,668

Noninterest Expenses:
Salaries and employee benefits	262,638	251,583	209,235
Occupancy	45,448	45,231	37,446
Furniture and equipment	14,851	15,725	12,596
Professional and technology services	25,137	26,166	19,351
Advertising and marketing	12,054	12,317	11,470
FDIC insurance	19,878	20,486	16,602
Legal fees	7,422	8,150	9,302
Amortization of intangible assets	11,626	12,525	8,705
Vehicle lease disposal	5,012	6,342	10,584
Merger related	0	17,351	14,991
Loss on extinguishment of debt	0	5,860	50,020
Branch consolidation costs	6,603	0	0
Other	80,171	68,281	59,878

Total noninterest expenses	490,840	490,017	460,180

Income before income taxes	247,829	203,980	45,638
Provision for (benefit from) income taxes	74,150	62,808	(9,267)

Net Income	$173,679	$141,172	$54,905

Earnings per common share:
Basic	$0.93	$0.77	$0.40
Diluted	$0.92	$0.77	$0.40
Cash dividends per common share	$0.24	$0.28	$0.08
Average common shares outstanding:
Basic	186,927	182,896	136,509
Diluted	187,835	183,578	136,876

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31,	2013	2012	2011
	(in thousands)
Net Income	$173,679	$141,172	$54,905

Other comprehensive income (loss):

Change in unrealized (loss) gain on securities available for sale	(69,948)	22,043	56,046
Tax effect and reclassification adjustment	25,232	(7,910)	(20,142)

	(44,716)	14,133	35,904

Non-credit related unrealized gain (loss) on other-than-temporarily impaired debt securities	884	2,723	(3,096)
Tax effect	(324)	(998)	1,135

	560	1,725	(1,961)

Change in unrealized gain (loss) on cash flow hedges	20,398	(1,812)	(22,522)
Tax effect	(7,445)	579	8,254

	12,953	(1,233)	(14,268)

Changes in postretirement benefit obligations	25,992	(8,967)	(11,684)
Tax effect	(9,097)	3,138	4,090

	16,895	(5,829)	(7,594)

Total other comprehensive (loss) income	(14,308)	8,796	12,081

Total comprehensive income	$159,371	$149,968	$66,986

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31,	2013	2012	2011
	(in thousands)
Cash Flows from Operating Activities:
Net income	$173,679	$141,172	$54,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	54,863	52,153	37,388
Provision for loan and lease losses	31,000	64,000	110,000
Realized loss (gain) on available-for-sale securities, net	1,394	(1,433)	(514)
Deferred income tax expense (benefit)	63,031	64,076	(14,639)
Gain on sale of loans and leases	(14,055)	(20,244)	(12,747)
Gain on sale of foreclosed assets	(351)	(2,168)	(1,105)
Gain on sale of fixed assets	(4,600)	0	0
Gain on acquisition	0	0	(39,143)
Mortgage loans originated for sale	(509,985)	(586,382)	(335,248)
Proceeds from sale of mortgage loans originated for sale	543,378	591,347	326,136
Increase in cash surrender value of bank-owned life insurance	(9,359)	(5,751)	(3,591)
(Increase) decrease in accrued interest receivable	(1,386)	1,866	2,880
Decrease in accrued interest payable	(534)	(1,330)	(9,192)
Increase (decrease) in accrued expenses and taxes payable	876	(13,263)	(6,572)
Other, net	33,554	41,366	26,513

Net cash provided by operating activities	361,505	325,409	135,071

Cash Flows from Investing Activities:
Net decrease (increase) in restricted short-term investments	34,366	(4,530)	(12,332)
Activity in available-for-sale securities:
Sales	53,993	157,278	339,312
Maturities, repayments, and calls	610,403	680,332	686,923
Purchases	(552,350)	(995,869)	(671,982)
Net increase in restricted investment in bank stock	(5,798)	(11,784)	0
Net increase in loans and leases	(774,511)	(544,642)	(319,568)
Purchase of bank-owned life insurance	(6,050)	(4,087)	(5,161)
Proceeds from bank-owned life insurance	16,359	6,366	7,088
Proceeds from sale of foreclosed assets	22,716	37,188	32,405
Acquisitions	0	(2,487)	99,250
Deletions (additions) to premises and equipment, net	2,257	(9,919)	(9,400)

Net cash (used in) provided by investing activities	(598,615)	(692,154)	146,535

Cash Flows from Financing Activities:
Net increase in deposits	289,326	215,202	241,934
Net (decrease) increase in other short-term borrowings	(261,837)	194,043	(179,521)
Net increase in short-term FHLB borrowings	352,000	198,000	600,000
Proceeds from long-term FHLB borrowings	0	0	5,000
Repayment of long-term FHLB borrowings	(17,738)	(22,237)	(809,362)
Proceeds from issuance of long-term debt	0	149,025	0
Repayment of long-term debt	(60,216)	(337,042)	(49,665)
Proceeds from issuance of common stock	7,888	6,181	6,596
Purchase of treasury stock	(681)	(587)	(860)
Redemption of warrant	0	0	(5,269)
Cash dividends paid	(44,900)	(51,393)	(11,212)

Net cash provided by (used in) financing activities	263,842	351,192	(202,359)

Net change in cash and cash equivalents	26,732	(15,553)	79,247
Cash and cash equivalents at January 1	316,592	332,145	252,898

Cash and cash equivalents at December 31	$343,324	$316,592	$332,145

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Years ended December 31,	2013	2012	2011
	(in thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$102,976	$120,721	$170,810
Income tax (refunds) payments	(21,809)	16,873	1,371
Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	14,940	24,125	62,327
Acquisitions:

	Tower	Abington
Common stock issued	302,112	150,813
Fair value of assets acquired (noncash)	2,302,604	1,066,720
Fair value of liabilities acquired (noncash)	2,255,413	976,014

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements Of Changes In Shareholders’ Equity

Years Ended December 31, 2013, 2012, and 2011	Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except share data)
Balance at January 1, 2011	129,965,635	$259,931	$0	$1,301,042	$481,964	$(58,135)	$1,984,802
Total comprehensive income					54,905	12,081	66,986
Treasury stock purchased			(860)				(860)
Redemption of warrant				(5,269)			(5,269)
Issuance of common stock in Abington Bancorp, Inc. acquisition	26,723,143	53,446	(403)	97,770			150,813
Issuance of common stock and share-based awards under employee benefit plans	379,109	759		3,609			4,368
Cash dividends paid on common stock ($0.08 per share)					(11,212)		(11,212)

Balance, December 31, 2011	157,067,887	314,136	(1,263)	1,397,152	525,657	(46,054)	2,189,628
Total comprehensive income					141,172	8,796	149,968
Issuance of common stock in Tower Bancorp, Inc. purchase	30,760,933	61,522		240,590			302,112
Retirement of common stock related to acquired employee benefit plans	(1,861,580)	(3,723)		3,723			0
Issuance of common stock and share-based awards under employee benefit plans	844,402	1,688		4,493			6,181
Treasury stock purchased			(587)				(587)
Cash dividends paid on common stock ($0.28 per share)					(51,393)		(51,393)

Balance at December 31, 2012	186,811,642	373,623	(1,850)	1,645,958	615,436	(37,258)	2,595,909
Total comprehensive income					173,679	(14,308)	159,371
Issuance of common stock and share-based awards under employee benefit plans	865,069	1,730		6,158			7,888
Treasury stock purchased			(681)				(681)
Cash dividends paid on common stock ($0.24 per share)					(44,900)		(44,900)

Balance at December 31, 2013	187,676,711	$375,353	$(2,531)	$1,652,116	$744,215	$(51,566)	$2,717,587

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Years Ended December 31, 2013, 2012, and 2011

(Amounts in thousands, except as noted and per share data)

1.	Summary of Significant Accounting Policies

Susquehanna Bancshares, Inc. and subsidiaries (collectively “Susquehanna”) is a financial holding company that operates a commercial bank with 245 branches and non-bank subsidiaries that provide leasing; trust and related services; consumer vehicle financing; investment advisory, asset management, and brokerage services; and property and casualty insurance brokerage services. Susquehanna’s primary source of revenue is derived from loans to business customers who are predominately small and middle-market businesses, and middle-income individuals.

The accounting and reporting policies of Susquehanna conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and, where applicable, to accounting and reporting guidelines prescribed by bank regulatory authorities. The more significant accounting policies follow:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries: Boston Service Company, Inc. (t/a Hann Financial Service Corporation) (“Hann”), Susquehanna Bank and subsidiaries, Valley Forge Asset Management Corp. (“VFAM”), The Addis Group, LLC (“Addis”), Stratton Management Company and subsidiary (“Stratton”). The consolidated financial statements also include subsidiaries over which Susquehanna exercises control, as is the case with securitization-related variable interest entities. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations or assets acquired and liabilities assumed are included only from the dates of acquisition.

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

Significant Concentrations of Credit Risk. The majority of Susquehanna’s loans and leases are to enterprises and individuals in its market area. There is no concentration of loans to borrowers in any one industry or related industries that exceeds 10% of total loans.

Cash and Cash Equivalents. Cash and cash equivalents include cash, balances due from banks, and unrestricted short-term investments. Unrestricted short-term investments consist of interest-bearing deposits in other banks, federal funds sold, commercial paper, and money market funds with an original maturity of three months or less.

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase are classified as secured short-term borrowings and are recorded at the amount of cash received in connection with the transaction. The securities pledged to secure the repurchase agreements remain in the available-for-sale securities portfolio, and total $404.3 million and $416.6 million at December 31, 2013 and 2012, respectively.

Restricted Investment in Bank Stocks. Restricted investment in bank stocks consist of Philadelphia Federal Reserve Bank (“FRB”) stock, Pittsburgh Federal Home Loan Bank (“FHLB”) stock, and Atlantic Central Bankers Bank (“ACBB”) stock. Federal law requires a member institution of the district FRB and FHLB to hold stock according to predetermined formulas. Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership. The restricted investment in bank stock is carried at cost. Quarterly, we evaluate the bank stocks for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history, and impact of legislative and regulatory changes.

Securities. Susquehanna classifies debt and marketable equity securities as available for sale on the date of purchase. Susquehanna did not have any securities classified as trading at December 31, 2013 or 2012. Securities are classified as available for sale and reported at fair value. Interest income and dividends are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income using the effective interest method.

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

Non-accrual classification: Nonaccrual loans are those loans for which the accrual of interest has ceased and all previously accrued-but-not-collected interest is reversed against interest income. Loans are placed on nonaccrual status when principal or interest is past due ninety days or more and the loan is not well-collateralized and in the process of collection or immediately, if, in the opinion of management, full collection is doubtful. Susquehanna does not accrue interest on impaired loans. While a loan is considered impaired or on nonaccrual status, subsequent cash interest payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of the ultimate collectability of principal and interest until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are current and future payments are reasonably assured. In any case, the deferral or non-recognition of interest does not constitute forgiveness of the borrower’s obligation.

Troubled debt restructuring classification: Troubled debt restructurings are loans for which Susquehanna, for legal or economic reasons related to a debtor’s financial difficulties, has granted a concession to the debtor that it otherwise would not have considered. Concessions, whether negotiated or imposed by bankruptcy, include:

•	Reduction (absolute or contingent) of the stated interest rate

•	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk

•	Reduction (absolute or contingent) of the face amount or maturity amount of the debt as stated in the instrument or other agreement

•	Reduction (absolute or contingent) of accrued interest

A concession does not include an insignificant delay or shortfall in contractually required principal or interest payments, which may arise depending on specific facts and circumstances from a borrower’s temporary operational downturns or seasonal delays.

Once classified as a troubled debt restructuring, a loan is only removed from such classification under the following circumstances: the loan is paid off, the loan is charged off and any collateral transferred to other real estate owned, the loan is transferred to non-accrual status, or if, at the beginning of a fiscal year, the loan has performed in accordance with the renegotiated terms for a minimum of six consecutive months and is current with principal and interest payments, and at the time of renegotiation the loan’s interest rate represented a then current market interest rate for a loan of similar risk.

Impaired loan classification: Susquehanna considers a loan to be impaired, based upon current information and events, if it is probable that Susquehanna will be unable to collect payments of principal or interest according to the contractual terms of the loan agreement. Non-accrual commercial loans greater than $0.75 million are evaluated for impairment on an individual basis. An insignificant delay or shortfall in the amounts of payments, when considered independently of other factors, would not cause a loan to be rendered impaired. Insignificant delays or shortfalls may include, depending on specific facts and circumstances, those that are associated with temporary operational downturns or seasonal delays.

Management performs quarterly reviews of Susquehanna’s loan portfolio to identify impaired loans. The measurement of impaired loans is based upon the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the net realizable value of the collateral.

Loans continue to be classified as impaired until they are brought fully current, and the continued collection of scheduled interest and principal is considered probable as a result of the borrower performing in accordance with the contractual terms with six consecutive months of payments.

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

As part of its acquisition due diligence process, Susquehanna reviewed the acquired institutions’ loan grading system and the associated risk ratings of loans. In performing this review, Susquehanna considers cash flows, debt service coverage, delinquency status, accrual status, and collateral for the loan. Where necessary, Susquehanna’s loan review group developed or updated the risk ratings on the acquired loans. This process allowed Susquehanna to clearly identify the population of acquired loans that had evidence of deterioration in credit quality since origination and for which it was probable, at acquisition, that Susquehanna would be unable to collect all contractually required payments. All loans identified by Susquehanna as substandard or non-performing were considered to be within the scope of ASC 310-30, Loan and Debt Securities Acquired with Deteriorated Credit Quality and are identified as “Purchased Credit Impaired Loans”.

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

Allowance for Loan and Lease Losses. The allowance for loan and lease losses is determined on a quarterly basis, as losses are estimated to be probable and incurred, through a provision for loan and lease losses charged to earnings. Loan and lease losses are charged against the allowance when management determines that all or a portion of the loan is uncollectable. Recoveries on previously charged-off loans and leases are credited to the allowance when received. The allowance is allocated to loan and lease portfolio segments on a quarterly basis, but the entire balance is available to cover losses from any of the portfolio segments when those losses are confirmed.

Management uses internal policies and bank regulatory guidance in periodically evaluating loans for collectability. On origination, as periodically thereafter, commercial loans and commercial real estate loans of $0.75 million or greater are assigned an internal loan grade using a standard rating system as part of the loan monitoring process. Management uses the following internal loan grades: pass loans are loans graded 1 through 5; special mention loans are loans graded 6; substandard loans are loans graded 7; doubtful loans are loans graded 8; loss loans (which are charged off) are loans graded 9. The definitions of special mention, substandard, doubtful and loss are consistent with bank regulatory definitions.

Management reviews all pass graded individual commercial and commercial real estate loans and/or total loan concentration to one borrower no less frequently than annually. As part of the credit monitoring process, loan officers perform formal reviews based upon the credit attributes of the respective loans. Pass graded loans are continually monitored through the review of current information related to each loan. The nature of the current information available and used includes, as applicable, review of payment status and delinquency reporting, receipt and analysis of interim and annual financial statements, rent roll data, delinquent property tax searches, periodic loan officer inspections of properties, and loan officer knowledge of their borrowers, as well as the business environment in their respective market areas. Management performs a formal review on a more frequent basis if the above considerations indicate that such review is warranted. Further, based upon consideration of the above information, if appropriate, loan grading can be reevaluated prior to the scheduled full review.

Other credit exposures, such as consumer loans, residential real estate loans, and leases, are monitored in relation in the aggregate to as they are of relatively small dollar size and homogeneous in nature.

Individually evaluated loans.

Management evaluates the following loans individually for impairment: originated commercial, commercial real estate, and real estate – construction loans greater than $1.0 million, when current information and events indicate that it is probable that the contractual amounts due will not be collected, and loans that are classified as a TDR. The extent of loss is estimated using one of three methods: the fair value of the loan’s collateral if the loan is collateral dependent (collateral method), the present value of expected future cash flows discounted at the loan’s effective interest rate (cash flow method), or the loan’s observable market price.

The fair value of the loan’s collateral is estimated using independent appraisals and internal evaluations. Appraisals must conform to the Uniform Standards of Professional Appraisal Practice and are prepared by an independent third-party appraiser, certified and licensed, and approved by Susquehanna. Appraisals incorporate market analysis, comparable sales analysis, cash flow analysis and market data pertinent to the property to determine market value of the property. Appraisals are ordered and reviewed by employees independent of the lending transaction. Internal evaluations provide a property’s market value based on the property’s actual physical condition and characteristics, and the economic market conditions that affect the property’s market value. Evaluations incorporate multiple sources of data to arrive at a property’s market value, including physical inspection, tax values, independent third-party automated tools, comparable sales analysis, and local market information.

Updated appraisals or evaluations are ordered when the loan becomes impaired if the appraisal or evaluation on file is more than twelve months old. Appraisals and evaluations are reviewed for appropriateness and may be discounted. The appraisal or evaluation value for a collateral-dependent loan for which recovery is expected solely from the sale of collateral is reduced by estimated selling costs, which include prior liens, taxes, sales commission, and closing costs.

Estimated losses on collateral-dependent loans, as well as any other impairment loss considered uncollectible, are charged against the allowance for loan losses. For loans that are not collateral dependent, the impairment loss is accrued in the allowance. Impaired loans with partial charge-offs are maintained as impaired until the remaining balance is satisfied. Smaller homogeneous impaired loans that are not troubled debt restructurings or part of a larger impaired relationship are collectively evaluated.

Collectively-evaluated loans.

Loans that are not individually evaluated for impairment are evaluated collectively by grouping loans into homogeneous pools based on loan type and risk rating.

Under our methodology for collectively-evaluating loans, historical net charge off rates for the last three years on a rolling quarter-to-quarter basis, weighted towards the more recent periods, are determined and averaged for: (a) commercial credits (including agriculture, commercial, commercial real estate, land acquisition, development and construction); and (b) consumer credits (including residential real estate, consumer direct, consumer indirect, consumer revolving, and leases). After determining the weighted average loss rates, management adjusts these rates for certain considerations, such as:

•	portfolio segments where the timeline from the loss triggering event to loss confirmation is greater than 12 months, such as is the case for commercial and residential exposures

•	evaluations of the factors specified in bank regulatory guidance, such as current economic trends and factors, risk rating trends, delinquency, credit concentrations, credit administration, or changes in products and volume

•	estimates of probable incurred losses on loans where Susquehanna holds a second or more junior lien and does not also own or service the first lien estimates of unallocated but probable incurred losses to cover uncertainties in the existing loan portfolio

Off-Balance-Sheet Credit-Related Financial Instruments. In the ordinary course of business, Susquehanna enters into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded or otherwise required to be recognized as derivative financial instruments. Susquehanna maintains a reserve for probable losses on off-balance sheet commitments which is classified in Other liabilities.

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

Foreclosed Assets. Other real estate property acquired through foreclosure or other means is initially recorded at the fair value of the of the related real estate collateral at the transfer date less estimated selling costs, and subsequently at the lower of its carrying value or fair value less estimated cost to sell through a valuation reserve. Costs to maintain other real estate are expensed as incurred.

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

Sale Leaseback. In 2013, 30 bank branches were sold and leased back under lease agreements of fifteen and twenty six years. The branch sale transactions were accounted for as sales of real estate and the lease agreements accounted were categorized as operating leases. The accounting determined were evaluated to ensure that the sale leaseback resulted in the following: (1) a qualified sale existed and not a financing; (2) no continuing involvement existed other than a normal leaseback; and (3) the lease was properly categorized as an operating or capital lease. Cash proceeds of $52.3 million were included with Cash Flows from Investing Activities in the caption Deletions (additions) to premises and equipment, net. The transaction resulted in a deferred gain of $33.3 million, which is being recognized over the term of the leases and is included with Cash Flows from Operating Activities in the caption Other, net.

Goodwill and Other Intangible Assets. Goodwill is calculated as the purchase premium, if any, after adjusting for the fair value of net assets acquired in purchase transactions. Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis. Susquehanna tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit. For the years ended December 31, 2013, 2012, and 2011, there was no impairment.

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

Recently Adopted Accounting Guidance

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities. In January 2013, FASB issued ASU 2013-01, Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. These ASUs require an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments, and derivative instruments accounted for in accordance with Topic 815, Derivatives and Hedging, issued in December 2011. The objective of these ASUs are to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards. The new disclosures will give financial statement users information about both gross and net exposures. These ASUs were effective for interim and annual reporting periods after January 1, 2013 and were applied on a retrospective basis. The adoption of this guidance, in the first quarter of 2013, did not have a material impact on the financial condition, or results of operations, however did result in additional disclosures. For more information about these disclosures, refer to Note 21. Balance Sheet Offsetting.

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

In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires entities to disclose information regarding reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. ASU 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of this guidance, in the first quarter of 2013, did not have a material impact on results of operations or financial condition, however did result in additional disclosures. For more information about these disclosures, refer to Note 13. Accumulated Other Comprehensive Loss.

In July 2013, FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to U.S. Treasury interest rates and the London Interbank Offered Rate. The amendment also removes the restriction on using different benchmark rates for similar hedges. The adoption of this guidance, in the third quarter of 2013, did not have a material impact on results of operations, financial condition, or disclosures. For more information, refer to Note 22. Fair Value Disclosures.

Recently Issued Accounting Guidance

In July 2013, FASB issued ASU 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides clarifying guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this amendment is not expected to have a material impact on the financial condition or results of operations.

In January 2014, FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. ASU 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this amendment is not expected to have a material impact on the financial condition or results of operations.

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

The Tower transaction has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration transferred were recorded at estimated fair value on the acquisition date. Assets acquired totaled $2,388,122, including $1,975,488 of loans and leases (including $854,993 of commercial real estate loans, $136,979 of commercial loans and leases, and $758,803 of residential real estate loans). Liabilities assumed aggregated $2,255,413, including $2,074,372 of deposits. The transaction added $302,112 to the Susquehanna shareholders’ equity. Goodwill of $257,408 was recorded as a result of the transaction, including an adjustment of $10,547, to the previously estimated purchase price allocation.

The consideration transferred for Abington’s and Tower’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

	Abington	Tower
Purchase price:
Value of:
Common shares issued and options assumed	$150,813	$302,112
Cash	4	88,005

Total purchase price	150,817	390,117

Identifiable assets:
Cash and due from banks	99,254	85,518
Unrestricted short-term investments	11,898	9,171
Securities available for sale	329,536	137,254
Loans and leases	630,335	1,975,488
Intangible assets	2,860	27,334
Other assets	92,091	153,357

Total identifiable assets	1,165,974	2,388,122

Liabilities:
Deposits	857,331	2,074,372
Short-term borrowings	22,204	10,228
Long-term borrowings	76,018	103,923
Other liabilities	20,461	66,890

Total liabilities	976,014	2,255,413

Net gain (goodwill) resulting from acquisition	$39,143	$(257,408)

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

The fair value of checking, savings and money market deposit accounts acquired from Abington and Tower were assumed to be approximately the carrying value as these accounts have no stated maturity and are payable on demand. Certificate of deposit accounts were valued as the present value of the certificates expected contractual payments discounted at market rates for similar certificates.

In connection with the Abington and Tower acquisitions, Susquehanna incurred merger-related expenses related to personnel, occupancy and equipment, and other costs of integrating and conforming acquired operations with and into Susquehanna. Those expenses consisted largely of costs related to professional services, conversion of systems and/or integration of operations, and termination of existing contractual arrangements of Tower to purchase various services; initial marketing and promotion expenses designed to introduce Susquehanna to its new customers; travel costs; and printing, postage, supplies, and other costs of completing the transaction and commencing operations in new markets and offices. There were no merger-related expenses incurred in 2013. A summary of merger-related expenses for 2012 and 2011 are included in the consolidated statement of income follows:

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

3.	Unrestricted Short-term Investments

The amortized cost and current yields of unrestricted short-term investments at December 31, 2013 and 2012 are as follows:

	2013		2012
	Amortized Cost	Rates	Amortized Cost	Rates
Interest-bearing deposits in other banks	$11,905	0.33%	$13,881	0.33%
Money market funds	18,680	0.03%	19,714	0.02%
Mutual funds	7,382	0.01%	5,955	0.03%

Total	$37,967		$39,550

4.	Investment Securities

The amortized cost and fair values of investment securities at December 31, 2013 and 2012 were as follows:

At December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government agencies	$110,227	$343	$422	$110,148
Obligations of states and political subdivisions	389,199	13,386	4,075	398,510
Agency residential mortgage-backed securities	1,786,133	12,163	20,104	1,778,192
Non-agency residential mortgage-backed securities	572	1	8	565
Commercial mortgage-backed securities	8,568	166	0	8,734
Other structured financial products	25,038	0	13,741	11,297
Other debt securities	43,156	1,487	557	44,086

	2,362,893	27,546	38,907	2,351,532
Other equity securities	24,318	557	1,183	23,692

Total available-for-sale securities	$2,387,211	$28,103	$40,090	$2,375,224

At December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government agencies	$113,367	$1,041	$0	$114,408
Obligations of states and political subdivisions	403,487	32,585	295	435,777
Agency residential mortgage-backed securities	1,843,511	37,104	53	1,880,562
Non-agency residential mortgage-backed securities	29,428	2	1,980	27,450
Commercial mortgage-backed securities	38,847	1,533	0	40,380
Other structured financial products	25,011	0	15,461	9,550
Other debt securities	43,076	2,643	464	45,255

	2,496,727	74,908	18,253	2,553,382
Other equity securities	24,097	1,179	757	24,519

Total available-for-sale securities	$2,520,824	$76,087	$19,010	$2,577,901

At December 31, 2013 and 2012, investment securities with carrying values of $1,512,824 and $1,775,345, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, agency and non-agency residential mortgage-backed securities, commercial mortgage-backed securities, other structured financial products, other debt securities, and residential and commercial mortgage-backed securities, at December 31, 2013 and 2012, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Within one year	$8,870	$9,005	$8,690	$8,781
After one year but within five years	129,176	130,091	141,362	143,714
After five years but within ten years	945,637	946,754	935,796	952,680
After ten years	1,279,210	1,265,682	1,410,879	1,448,207

Total	$2,362,893	$2,351,532	$2,496,727	$2,553,382

Gross realized gains and gross realized losses on investment securities transactions are summarized below. These gains and losses were recognized using the specific identification method and were included in noninterest income.

	Available-for-sale Securities
	For the Year Ended December 31,
	2013	2012	2011
Gross gains	$462	$5,090	$9,089
Gross losses	(1,371)	(3,416)	(5,211)
Other-than-temporary impairment	(485)	(241)	(3,364)

Net (losses) gains	$(1,394)	$1,433	$514

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012.

December 31, 2013	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$68,111	$422	$0	$0	$68,111	$422
Obligations of states and political subdivisions	73,895	3,910	7,025	165	80,920	4,075
Agency residential mortgage-backed securities	1,030,987	20,104	0	0	1,030,987	20,104
Non-agency residential mortgage-backed securities	530	8	0	0	530	8
Other structured financial products	0	0	11,297	13,741	11,297	13,741
Other debt securities	0	0	6,476	557	6,476	557
Other equity securities	19,111	286	1,619	897	20,730	1,183

	$1,192,634	$24,730	$26,417	$15,360	$1,219,051	$40,090

December 31, 2012	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$31,791	$295	$0	$0	$31,791	$295
Agency residential mortgage-backed securities	11,291	53	0	0	11,291	53
Non-agency residential mortgage-backed securities	12,117	450	14,683	1,530	26,800	1,980
Other structured financial products	0	0	9,551	15,461	9,551	15,461
Other debt securities	0	0	6,518	464	6,518	464
Other equity securities	1,751	585	796	172	2,547	757

	$56,950	$1,383	$31,548	$17,627	$88,498	$19,010

Non-agency residential mortgage-backed securities. At December 31, 2013, Susquehanna held one security that had unrealized losses, but was not rated below investment grade. None of Susquehanna’s non-agency residential mortgage-backed securities were backed by loans identified by the issuer as subprime or Alt-A collateral. Management has analyzed the collateral underlying these securities with respect to defaults, loan to collateral value ratios, current levels of subordination, and geographic concentrations and concluded that none of these securities are other-than-temporarily impaired.

Susquehanna recorded other-than-temporary impairment losses as presented in the following table.

Credit Losses on Non-agency Residential Mortgage-backed and Other Equity Securities for which a Portion of an

Other-than-temporary Impairment was Recognized in Other Comprehensive Income

	2013	2012
Balance - beginning of period	$1,280	$4,602
Additions:
Amount related to credit losses for which an other-than-temporary impairment was not previously recognized	325	0
Additional amount related to credit losses for which an other-than-temporary impairment was previously recognized	160	241
Deletions:
Sale of securities for which other-than-temporary impairment was previously recognized	958	3,180
Realized losses	198	383

Balance - end of period	$609	$1,280

The balance at December 31, 2013 and 2012 includes other-than-temporary impairment of $609 and $512, respectively, for Other Equity Securities.

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

Based on the expected cash flows derived from the model, Susquehanna expects to recover the unrealized loss in accumulated other comprehensive income ($0 and $560 at December 31, 2013 and 2012, respectively). Significant assumptions used in the valuation of these other-than-temporarily impaired securities were as follows:

	Weighted-average (%)
	2013(1)	2012
Conditional repayment rate (2)	N/A	10.4%
Loss severity (3)	N/A	43.8%
Conditional default rate (4)	N/A	3.6%

‘(1)	Not applicable as the related securities were sold during 2013.
‘(2)	Conditional repayment rate represents a rate equal to the proportion of principal balance paid off voluntarily over a certain period of time on an annualized basis.
‘(3)	Loss severity rates are projected by considering collateral characteristics such as current loan-to-value, original creditworthiness of borrowers (FICO score) and geographic concentration.
‘(4)	Conditional default rate is an annualized rate of default on a group of mortgages, and represents the percentage of outstanding principal balances in the pool that are in default, which typically equates to the borrower being past due 60 days, 90 days, or possibly already in the foreclosure process.

Management provides input and monitors the third party valuation process of the non-agency residential mortgage-backed securities. A detailed review of the critical assumptions and inputs is performed by Susquehanna’s Investment Committee (“CIC”). Key assumptions reviewed by the CIC include prepayment assumptions, default rates, loss severity, bond waterfall payments, and the discount rate. Additionally, available market indications of similar securities are provided by Susquehanna to the third party and are given a significant weighting by the third party.

Other structured financial products. Susquehanna’s structured financial product investments are comprised of four pooled trust preferred securities which have an aggregate unrealized loss of $13,742 and $15,461 at December 31, 2013 and 2012, respectively. All of these securities are below investment grade but are of a more senior tranche of the specific issue. Susquehanna has contracted with a third party financial advisory firm (“third party firm”) to assist in its valuation and other-than-temporary impairment analysis of its structured financial product investments. In addition to the valuation work performed by a third party firm which Susquehanna utilizes to support its valuation and other-than-temporary-impairment analysis, management of Susquehanna considered Section 619 of the Dodd-Frank Act (commonly referred to as the “Volcker Rule”). Specifically, Susquehanna considered the interim final rule published by federal regulatory agencies on January 14, 2014, which indicated Susquehanna’s trust preferred securities will remain permissible holdings under the Volcker Rule.

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

The discount rate applied to the projected cash flows for the specific class is calculated using a spread to the current swap curve. The swap curve gives a market participant perspective of the term structure of interest rates and on credit spreads. The determination of the discount rate used in Susquehanna’s valuation is based upon the referenced swap curve plus an additional credit spread based upon the credit rating of the class. Lower rated classes would have a wider implied credit spread. These multiple discount rates are then applied to the estimated cash flows in determining the estimated present value.

The present value of the expected cash flows for Susquehanna’s specific class and subordinate classes, as well as additional information about the pooled trust preferred securities, are included in the following tables.

As of December 31, 2013	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Recorded investment	$3,000	$7,177	$8,111	$6,750
Fair value	1,001	3,588	4,017	2,690

Unrealized loss	(1,999)	(3,589)	(4,094)	(4,060)

Class	B	B	B	A2L
Class face value	$35,000	$59,567	$89,461	$45,500
Present value of expected cash flows for class noted above and all subordinated classes (1)	$176,955	$194,180	$315,518	$162,528
Lowest credit rating assigned	D	Ca	Caa	Ca
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	393,342	301,814	472,261	273,488
Actual defaults	43,900	51,580	44,000	74,885
Actual deferrals	32,000	96,430	93,650	93,080
Projected future defaults	29,541	45,690	47,668	33,856
Actual defaults as a % of original collateral	7.0%	10.3%	6.3%	15.4%
Actual deferrals as a % of original collateral (2)	5.1%	19.2%	13.4%	19.1%

Actual defaults and deferrals as a % of original collateral	12.1%	29.5%	19.7%	34.5%

Projected future defaults as a % of original collateral (3)	4.7%	9.1%	6.8%	6.9%
Actual institutions deferring and defaulted as a % of total institutions	16.9%	32.7%	24.6%	42.2%
Projected future defaults as a % of performing collateral plus deferrals	6.9%	11.5%	8.4%	9.2%

As of December 31, 2012	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Recorded investment	$3,000	$7,163	$8,098	$6,750
Fair value	1,073	2,987	3,315	2,175

Unrealized loss	(1,927)	(4,176)	(4,783)	(4,575)

Class	B	B	B	A2L
Class face value	$35,000	$58,745	$88,449	$45,500
Present value of expected cash flows for class noted above and all subordinated classes (1)	$141,786	$172,051	$290,724	$141,211
Lowest credit rating assigned	Ca	Ca	Ca	Ca
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	352,028	313,200	472,731	296,600
Actual defaults	30,000	51,580	44,000	75,447
Actual deferrals	87,400	107,690	123,150	83,080
Projected future defaults	65,480	53,913	57,013	46,610
Actual defaults as a % of original collateral	4.8%	10.3%	6.3%	15.5%
Actual deferrals as a % of original collateral (2)	14.0%	21.5%	17.6%	17.0%

Actual defaults and deferrals as a % of original collateral	18.8%	31.8%	23.9%	32.5%

Projected future defaults as a % of original collateral (3)	10.5%	10.8%	8.1%	9.6%
Actual institutions deferring and defaulted as a % of total institutions	19.7%	37.5%	29.9%	38.8%
Projected future defaults as a % of performing collateral plus deferrals	14.9%	12.8%	9.6%	12.3%

(1)	Susquehanna determines whether it expects to recover the entire amortized cost basis by comparing the present value of the expected cash flows to be collected with the amortized cost basis. As of December 31, 2013 and 2012, the present value of the current estimated cash flows is equal to or greater than the book value of the trust preferred securities held. Consequently, there is no credit-related other-than-temporary impairment required to be recognized.
(2)	Includes current interest deferrals for the quarter for those institutions deferring as of the date of the assessment of the other-than-temporary impairment. Current deferrals are assumed to continue for twenty quarters, the full contractually permitted deferral period, if the institutions are not projected to default prior to that time.
(3)	Includes those institutions that are performing but are not projected to continue to perform and includes those institutions that are currently deferring interest that are projected to default, based upon third-party proprietary valuation methodology used to determine future defaults. Creditworthiness of each underlying issue in the collateralized debt obligation is determined using publicly available data.

5.	Loans and Leases

Originated loans and leases is defined to exclude loans purchased in business combinations since September 30, 2011, and purchased loans and leases is defined to include those loans and leases excluded from the definition of originated loans.

Loans and Leases, Net of Deferred Costs and Fees

At December 31,	2013	2012
Commercial, financial, and agricultural	$2,394,847	$2,273,611
Real estate - construction	735,877	847,781
Real estate secured - residential	4,204,430	4,065,818
Real estate secured - commercial	4,068,816	3,964,608
Consumer	953,000	842,552
Leases	1,219,116	900,371

Total loans and leases	$13,576,086	$12,894,741

Originated loans and leases	$11,930,946	$10,765,458
Purchased loans and leases	1,645,140	2,129,283

Total loans and leases	$13,576,086	$12,894,741

Nonaccrual loans and leases	$100,815	$97,767
Loans and leases contractually past due 90 days and still accruing	9,757	8,209
Troubled debt restructurings	72,133	67,775
Deferred origination costs, net of fees	21,216	17,763
All overdrawn deposit accounts, reclassified as loans and evaluated for collectability	2,918	15,422

A summary of our net investment in direct lease financing is presented below.

Net Investment in Direct Financing Leases

At December 31,	2013	2012
Minimum lease payments receivable	$667,365	$568,110
Estimated residual value of leases	634,875	409,753
Unearned income under lease contracts	(83,124)	(77,492)

Total leases	$1,219,116	$900,371

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

Susquehanna reviews the loan gradings on an annual basis or at any time management becomes aware of the potential for not collecting all contractual cash flows. Significant credits with ratings of special mention or substandard, and associated with a relationship greater than $5.0 million, are reviewed quarterly by the Senior Credit Staff of Susquehanna Bank.

Susquehanna monitors the credit quality of its retail loan portfolio based primarily on delinquency status, which is the primary factor considered in determining whether a retail loan should be classified as nonaccrual.

The following tables present Susquehanna’s credit quality indicators by internally assigned grading and by payment activity at December 31, 2013 and 2012:

Credit Quality Indicators, at December 31, 2013

Commercial Credit Exposure

Credit-risk Profile by Internally Assigned Grade

			Real Estate -	Total
		Real Estate -	Secured -	Commercial
	Commercial	Construction (1)	Commercial (2)	Credit Exposure
Originated loans and leases
Grade:
Pass (3)	$2,133,884	$478,097	$3,658,875	$6,270,856
Special mention (4)	75,162	33,907	168,464	277,533
Substandard (5)	60,168	30,583	194,799	285,550

Total	$2,269,214	$542,587	$4,022,138	$6,833,939

Purchased loans and leases
Grade:
Pass (3)	$108,898	$25,070	$750,241	$884,209
Special mention (4)	4,220	19,811	62,208	86,239
Substandard (5)	12,515	22,247	130,408	165,170

Total	$125,633	$67,128	$942,857	$1,135,618

Total loans and leases
Grade:
Pass (3)	$2,242,782	$503,167	$4,409,116	$7,155,065
Special mention (4)	79,382	53,718	230,672	363,772
Substandard (5)	72,683	52,830	325,207	450,720

Total	$2,394,847	$609,715	$4,964,995	$7,969,557

Other Credit Exposure

Credit-risk Profile based on Payment Activity

	Real Estate -
	Secured -			Total Other
	Residential	Consumer	Leases	Credit Exposure
Originated loans and leases
Performing	$2,914,547	$945,379	$1,217,629	$5,077,555
Nonperforming (6)	16,937	1,028	1,487	19,452

Total	$2,931,484	$946,407	$1,219,116	$5,097,007

Purchased loans and leases
Performing	$491,922	$6,591	$0	$498,513
Nonperforming (6)	11,007	2	0	11,009

Total	$502,929	$6,593	$0	$509,522

Total loans and leases
Performing	$3,406,469	$951,970	$1,217,629	$5,576,068
Nonperforming (6)	27,944	1,030	1,487	30,461

Total	$3,434,413	$953,000	$1,219,116	$5,606,529

Credit Quality Indicators, at December 31, 2012

Commercial Credit Exposure

Credit-risk Profile by Internally Assigned Grade

			Real Estate -	Total
		Real Estate -	Secured -	Commercial
	Commercial	Construction (1)	Commercial (2)	Credit Exposure
Originated loans and leases
Grade:
Pass (3)	$2,008,548	$439,296	$3,388,337	$5,836,181
Special mention (4)	45,733	76,852	141,817	264,402
Substandard (5)	60,123	45,102	213,776	319,001

Total	$2,114,404	$561,250	$3,743,930	$6,419,584

Purchased loans and leases
Grade:
Pass (3)	$135,308	$95,289	$918,119	$1,148,716
Special mention (4)	7,685	34,519	82,021	124,225
Substandard (5)	16,214	54,162	143,629	214,005

Total	$159,207	$183,970	$1,143,769	$1,486,946

Total loans and leases
Grade:
Pass (3)	$2,143,856	$534,585	$4,306,456	$6,984,897
Special mention (4)	53,418	111,371	223,838	388,627
Substandard (5)	76,337	99,264	357,405	533,006

Total	$2,273,611	$745,220	$4,887,699	$7,906,530

Other Credit Exposure

Credit-risk Profile based on Payment Activity

	Real Estate -
	Secured -			Total Other
	Residential	Consumer	Leases	Credit Exposure
Originated loans and leases
Performing	$2,591,349	$830,495	$898,781	$4,320,625
Nonperforming (6)	23,082	577	1,590	25,249

Total	$2,614,431	$831,072	$900,371	$4,345,874

Purchased loans and leases
Performing	$618,796	$11,469	$0	$630,265
Nonperforming (6)	12,061	11	0	12,072

Total	$630,857	$11,480	$0	$642,337

Total loans and leases
Performing	$3,210,145	$841,964	$898,781	$4,950,890
Nonperforming (6)	35,143	588	1,590	37,321

Total	$3,245,288	$842,552	$900,371	$4,988,211

(1)	Includes only construction loans granted to commercial customers. Construction loans for individuals are included in Real Estate – Secured – Residential, below.
(2)	Includes loans obtained for commercial purposes that are also secured by residential real estate.
(3)	Includes loans identified as having acceptable risk, which are loans for which the possibility of loss is considered unlikely.
(4)	Includes loans considered potentially weak; however, no loss of principal or interest is anticipated.
(5)	Includes loans that are inadequately protected by the current net-worth and paying capacity of the borrower or by the collateral pledged, if any. Loss of principal or interest is considered reasonably possible or likely.
(6)	Includes loans that are on non-accrual status or past due ninety days or more.

The following tables detail the age analysis of Susquehanna’s past due financing receivables as of December 31, 2013 and 2012.

Age Analysis of Past Due Financing Receivables, as of December 31, 2013

Financing Receivables that are Accruing

						Total
	30-59 Days	60-89 Days	90 Days	Total		Financing
	Past Due	Past Due	and Greater	Past Due	Current	Receivables
Commercial	$3,640	$518	$127	$4,285	$2,373,735	$2,378,020
Real estate - construction	1,631	903	418	2,952	719,695	722,647
Real estate secured - residential	27,441	6,223	7,274	40,938	4,140,127	4,181,065
Real estate secured - commercial	11,583	1,840	667	14,090	4,008,579	4,022,669
Consumer	8,664	1,537	983	11,184	941,769	952,953
Leases	4,275	368	288	4,931	1,212,986	1,217,917

Total	$57,234	$11,389	$9,757	$78,380	$13,396,891	$13,475,271

Originated loans and leases	$46,031	$9,381	$7,302	$62,714	$11,787,333	$11,850,047
Purchased loans and leases	11,203	2,008	2,455	15,666	1,609,558	1,625,224

Total	$57,234	$11,389	$9,757	$78,380	$13,396,891	$13,475,271

Financing Receivables that are Nonaccruing

						Total
	30-59 Days	60-89 Days	90 Days	Total		Financing
	Past Due	Past Due	and Greater	Past Due	Current	Receivables
Commercial	$4,832	$855	$4,850	$10,537	$6,290	$16,827
Real estate - construction	2,176	788	5,320	8,284	4,946	13,230
Real estate secured - residential	609	497	16,518	17,624	5,741	23,365
Real estate secured - commercial	1,320	3,551	19,952	24,823	21,324	46,147
Consumer	0	0	0	0	47	47
Leases	0	199	148	347	852	1,199

Total	$8,937	$5,890	$46,788	$61,615	$39,200	$100,815

Originated loans and leases	$8,205	$3,806	$39,553	$51,564	$29,335	$80,899
Purchased loans and leases	732	2,084	7,235	10,051	9,865	19,916

Total	$8,937	$5,890	$46,788	$61,615	$39,200	$100,815

Age Analysis of Past Due Financing Receivables, as of December 31, 2012

Financing Receivables that are Accruing

						Total
	30-59 Days	60-89 Days	90 Days	Total		Financing
	Past Due	Past Due	and Greater	Past Due	Current	Receivables
Commercial	$5,163	$762	$359	$6,284	$2,256,863	$2,263,147
Real estate - construction	8,568	1,614	157	10,339	822,625	832,964
Real estate secured - residential	19,544	4,467	5,547	29,558	4,007,820	4,037,378
Real estate secured - commercial	9,623	13,746	1,394	24,763	3,897,224	3,921,987
Consumer	8,898	1,678	545	11,121	831,388	842,509
Leases	5,445	487	207	6,139	892,850	898,989

Total	$57,241	$22,754	$8,209	$88,204	$12,708,770	$12,796,974

Originated loans and leases	$51,679	$21,471	$5,720	$78,870	$10,596,166	$10,675,036
Purchased loans and leases	5,562	1,283	2,489	9,334	2,112,604	2,121,938

Total	$57,241	$22,754	$8,209	$88,204	$12,708,770	$12,796,974

Financing Receivables that are Nonaccruing

						Total
	30-59 Days	60-89 Days	90 Days	Total		Financing
	Past Due	Past Due	and Greater	Past Due	Current	Receivables
Commercial	$631	$649	$6,068	$7,348	$3,116	$10,464
Real estate - construction	0	405	14,047	14,452	365	14,817
Real estate secured - residential	953	452	19,551	20,956	7,484	28,440
Real estate secured - commercial	2,483	622	30,433	33,538	9,083	42,621
Consumer	0	0	0	0	43	43
Leases	0	656	408	1,064	318	1,382

Total	$4,067	$2,784	$70,507	$77,358	$20,409	$97,767

Originated loans and leases	$4,067	$2,379	$65,830	$72,276	$18,146	$90,422
Purchased loans and leases	0	405	4,677	5,082	2,263	7,345

Total	$4,067	$2,784	$70,507	$77,358	$20,409	$97,767

The following tables present Susquehanna’s impaired loans and reserve positions at December 31, 2013 and 2012:

Impaired Loans at December 31, 2013

						Average
		Recorded				Recorded
	Unpaid	Investment				Investment	Interest
	Principal	in Impaired		Related	Related	in Impaired	Income
	Balance	Loans		Charge-offs	Allowance	Loans (2)	Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$31,196	$28,034		$3,162		$29,316	$390
Real estate - construction	17,851	14,215		3,636		14,715	140
Real estate secured - residential	28,308	27,645		663		27,800	297
Real estate secured - commercial	143,664	125,139		18,525		125,003	2,076
Consumer	0	0		0		14	0

Total impaired loans without a related reserve	221,019	195,033	(1)	25,986		196,848	2,903

Impaired loans with a related reserve:
Commercial, financial, and agricultural	6,864	5,879		985	$3,008	5,893	154
Real estate - construction	15,202	7,288		7,914	1,819	5,831	228
Real estate secured - residential	37,499	35,153		2,346	4,753	35,273	554
Real estate secured - commercial	27,238	17,529		9,709	3,827	16,546	325
Consumer	1,992	1,992		0	218	2,042	56

Total impaired loans with a related reserve	88,795	67,841		20,954	13,625	65,585	1,317

Total impaired loans:
Commercial, financial, and agricultural	38,060	33,913		4,147	3,008	35,209	544
Real estate - construction	33,053	21,503		11,550	1,819	20,546	368
Real estate secured - residential	65,807	62,798		3,009	4,753	63,073	851
Real estate secured - commercial	170,902	142,668		28,234	3,827	141,549	2,401
Consumer	1,992	1,992		0	218	2,056	56

Total impaired loans	$309,814	$262,874		$46,940	$13,625	$262,433	$4,220

Impaired loans without a related reserve:
Originated loans and leases	$88,900	$66,086		$22,814		$65,341	$749
Purchased loans and leases	132,119	128,947		3,172		131,507	2,154

Total impaired loans without a related reserve	221,019	195,033		25,986		196,848	2,903

Impaired loans with a related reserve:
Originated loans and leases	78,015	58,343		19,672	$11,612	55,881	1,172
Purchased loans and leases	10,780	9,498		1,282	2,013	9,704	145

Total impaired loans with a related reserve	88,795	67,841		20,954	13,625	65,585	1,317

Total impaired loans:
Originated loans and leases	166,915	124,429		42,486	11,612	121,222	1,921
Purchased loans and leases (3)	142,899	138,445		4,454	2,013	141,211	2,299

Total impaired loans	$309,814	$262,874		$46,940	$13,625	$262,433	$4,220

(1)	$43,363 of the $195,033 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral through direct charge-offs of $25,986.
(2)	Average recorded investment in impaired loans is calculated on a quarterly basis using daily balances.
(3)	$9,498 of the $138,445 purchased impaired loans were subsequently impaired after being acquired.

Impaired Loans at December 31, 2012

						Average
		Recorded				Recorded
	Unpaid	Investment				Investment	Interest
	Principal	in Impaired		Related	Related	in Impaired	Income
	Balance	Loans		Charge-offs	Allowance	Loans (2)	Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$23,959	$23,877		$82		$24,603	$233
Real estate - construction	48,394	32,717		15,677		34,223	882
Real estate secured - residential	26,298	25,261		1,037		25,417	398
Real estate secured - commercial	133,903	119,217		14,686		118,424	1,727
Consumer	114	114		0		114	3

Total impaired loans without a related reserve	232,668	201,186	(1)	31,482		202,781	3,243

Impaired loans with a related reserve:
Commercial, financial, and agricultural	4,240	4,184		56	$3,267	4,278	47
Real estate - construction	12,894	5,577		7,317	952	5,883	237
Real estate secured - residential	32,640	32,375		265	6,633	32,498	333
Real estate secured - commercial	49,322	39,331		9,991	4,884	40,778	486
Consumer	0	0		0	0	0	0

Total impaired loans with a related reserve	99,096	81,467		17,629	15,736	83,437	1,103

Total impaired loans:
Commercial, financial, and agricultural	28,199	28,061		138	3,267	28,881	280
Real estate - construction	61,288	38,294		22,994	952	40,106	1,119
Real estate secured - residential	58,938	57,636		1,302	6,633	57,915	731
Real estate secured - commercial	183,225	158,548		24,677	4,884	159,202	2,213
Consumer	114	114		0	0	114	3

Total impaired loans	$331,764	$282,653		$49,111	$15,736	$286,218	$4,346

Impaired loans without a related reserve:
Originated loans and leases	$76,120	$45,560		$30,560		$49,975	$764
Purchased loans and leases	156,548	155,626		922		152,806	2,479

Total impaired loans without a related reserve	232,668	201,186		31,482		202,781	3,243

Impaired loans with a related reserve:
Originated loans and leases	92,471	74,842		17,629	$14,649	76,823	1,033
Purchased loans and leases	6,625	6,625		0	1,087	6,614	70

Total impaired loans with a related reserve	99,096	81,467		17,629	15,736	83,437	1,103

Total impaired loans:
Originated loans and leases	168,591	120,402		48,189	14,649	126,798	1,797
Purchased loans and leases (3)	163,173	162,251		922	1,087	159,420	2,549

Total impaired loans	$331,764	$282,653		$49,111	$15,736	$286,218	$4,346

(1)	$28,658 of the $201,186 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral through direct charge-offs of $31,482.
(2)	Average recorded investment in impaired loans is calculated on a quarterly basis using daily balances.
(3)	$6,625 of the $162,251 purchased impaired loans were subsequently impaired after being acquired.

The following table presents Troubled Debt Restructurings (TDR’s), by class segment:

At December 31,	2013	2012
Commercial, financial, and agricultural	$6,885	$8,744
Real estate - construction	615	940
Real estate secured - residential	31,623	23,224
Real estate secured - commercial	31,295	33,589
Consumer	1,715	1,278

Total performing TDRs	72,133	67,775
Non-performing TDRs (1)	22,676	24,603

Total TDRs	$94,809	$92,378

Performing TDRs	76%	73%
Non-performing TDRs	24%	27%

(1)	These loans are included in the 90 day past due and non-accrual categories.

The following table provides detail of TDR balance and activity for the twelve months ended December 31, 2013 and 2012:

	Twelve months ended December 31,
	2013	2012	2011
Performing TDRs, January 1,	$67,775	$72,852	$114,566
New restructurings as TDRs	49,888	28,374	26,805
Repayments and payoffs	(8,802)	(10,518)	(25,882)
Charge-offs after restructuring	(7,604)	(1,121)	(15,671)
Transfer to nonaccrual, past due 90 days or greater, non-performing TDRs	(14,657)	(5,887)	(5,612)
Transfer out of TDR status (1)	(14,076)	(15,840)	(21,354)
Other, net (2)	(391)	(85)	0

Performing TDRs, December 31,	$72,133	$67,775	$72,852

Non-performing TDRs(3), December 31,	$22,676	$24,603	$14,346

Performing TDRs	76%	73%	84%
Non-performing TDRs	24%	27%	16%

(1)	Loans that have performed in accordance with the renegotiated terms for a minimum of six consecutive months with payments and at the time of renegotiation the loan’s interest rate represented a then current market interest rate for a loan of similar risk.
(2)	Includes $203 transferred to OREO in 2013.
(3)	Included in Age Analysis of Past Due Financing Receivables.

The following tables present Susquehanna’s loan modification activities that were considered troubled debt restructurings for the twelve month periods ended December 31, 2013 and 2012:

	Recorded Investment
		Pre-Modification	Post- Modification	Financial Effect of Modification
Twelve months ended December 31, 2013	Number of Loans	Recorded Investment	Recorded Investment	Recorded Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Bankruptcies and maturity date extensions	38	$10,397	$10,397	$0	$(6)
Combination of modification types	2	292	292	0	0
Real estate - construction
Bankruptcies and maturity date extensions	3	426	426	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Bankruptcies and maturity date extensions	183	15,643	15,643	0	0
Combination of modification types	37	6,247	6,247	0	43
Real estate secured - commercial
Bankruptcies and maturity date extensions	27	12,977	12,977	0	0
Combination of modification types	1	1,436	1,436	0	(196)
Consumer
Bankruptcies and maturity date extensions	260	2,444	2,444	0	0
Combination of modification types	1	26	26	0	0

Total	552	$49,888	$49,888	$0	$(159)

Originated loans and leases	516	$42,937	$42,937	$0	$(123)
Purchased loans and leases	36	6,951	6,951	0	(36)

Total	552	$49,888	$49,888	$0	$(159)

(1)	Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

	Number of Loans	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted during the current period
Commercial, financial, and agricultural	19	$7,967
Real estate - construction	3	254
Real estate secured - residential	44	4,049
Real estate secured - commercial	9	5,287
Consumer	88	589

Total	163	$18,146

Originated loans and leases	149	$16,680
Purchased loans and leases	14	1,466

Total	163	$18,146

	Recorded Investment
		Pre- Modification	Post- Modification	Financial Effect of Modification
Twelve months ended December 31, 2012	Number of Loans	Recorded Investment	Recorded Investment	Recorded Investment(1)	Interest(2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Bankruptcies and maturity date extensions	19	$1,433	$1,433	$0	$0
Combination of modification types	0	0	0	0	0
Real estate - construction
Bankruptcies and maturity date extensions	2	343	343	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Bankruptcies and maturity date extensions	70	6,722	6,722	0	0
Combination of modification types	26	6,111	6,111	0	139
Real estate secured - commercial
Bankruptcies and maturity date extensions	10	10,630	10,630	0	0
Combination of modification types	1	2,113	2,113	0	233
Consumer
Bankruptcies and maturity date extensions	121	1,022	1,022	0	0
Combination of modification types	0	0	0	0	0

Total	249	$28,374	$28,374	$0	$372

Originated loans and leases	218	$23,050	$23,050	$0	$94
Purchased loans and leases	31	5,324	5,324	0	278

Total	249	$28,374	$28,374	$0	$372

(1)	Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

	Number of Loans	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted during the current period
Commercial, financial, and agricultural	2	$938
Real estate - construction	0	0
Real estate secured - residential	11	2,153
Real estate secured - commercial	3	929
Consumer	0	0

Total	16	$4,020

Originated loans and leases	14	$3,578
Purchased loans and leases	2	442

Total	16	$4,020

The unpaid principal balance and the related carrying amount of acquired loans are as follows:

	December 31,
	2013	2012
Credit impaired purchased loans evaluated individually for incurred credit losses
Unpaid principal balance	$176,351	$238,538
Carrying amount	138,445	162,251

Other purchased loans evaluated collectively for incurred credit losses
Unpaid principal balance	1,509,870	1,976,132
Carrying amount	1,506,695	1,967,032

Total purchased loans
Unpaid principal balance	1,686,221	2,214,670
Carrying amount	1,645,140	2,129,283

The changes in the accretable discount related to the purchased credit impaired loans are as follows:

	Twelve Months Ended, December 31,
	2013	2012
Balance - beginning of period	$62,868	$4,881
Tower acquisition	0	54,418
Accretion recognized during the period	(19,776)	(19,255)
Net reclassification from non-accretable to accretable	3,127	22,824

Balance - end of period	$46,219	$62,868

6.	Allowance for Loan and Lease Losses

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

An analysis of the allowance for loan and lease losses for the years ended December 31, 2013 and 2012 are presented in the following tables:

	Twelve Months Ended December 31, 2013
	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2013	$30,207	$25,171	$41,276	$70,053	$3,722	$13,341	$250	$184,020
Charge-offs	(28,717)	(14,831)	(13,606)	(23,210)	(3,082)	(4,164)	0	(87,610)
Recoveries	8,636	7,893	2,990	7,503	1,241	1,935	0	30,198
Provision	30,464	7,956	(6,584)	(6,085)	385	4,147	717	31,000

Balance at December 31, 2013	$40,590	$26,189	$24,076	$48,261	$2,266	$15,259	$967	$157,608

Balance at December 31, 2013
Individually evaluated for impairment:
Originated loans and leases	$2,708	$1,813	$3,979	$2,896	$216	$0		$11,612
Purchased loans and leases	300	6	774	931	2	0		2,013

Total	$3,008	$1,819	$4,753	$3,827	$218	$0		$13,625

Collectively evaluated for impairment:
Originated loans and leases	$37,582	$24,370	$19,323	$44,434	$2,048	$15,259	$967	$143,983
Purchased loans and leases	0	0	0	0	0	0	0	0

Total	$37,582	$24,370	$19,323	$44,434	$2,048	$15,259	$967	$143,983

Financing receivables:
Balance at December 31, 2013	$2,394,847	$735,877	$4,204,430	$4,068,816	$953,000	$1,219,116		$13,576,086

Balance at December 31, 2013
Individually evaluated for impairment:
Originated loans and leases	$17,281	$7,702	$36,535	$60,934	$1,977	$0		$124,429
Purchased loans and leases	14,189	12,955	28,567	82,719	15	0		138,445

Total	$31,470	$20,657	$65,102	$143,653	$1,992	$0		$262,874

Collectively evaluated for impairment:
Originated loans and leases	$2,248,376	$660,544	$3,415,085	$3,318,965	$944,431	$1,219,116		$11,806,517
Purchased loans and leases	115,001	54,676	724,243	606,198	6,577	0		1,506,695

Total	$2,363,377	$715,220	$4,139,328	$3,925,163	$951,008	$1,219,116		$13,313,212

	Twelve Months Ended December 31, 2012
	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2012	$30,086	$36,868	$28,839	$78,414	$3,297	$10,561	$35	$188,100
Charge-offs	(22,758)	(17,598)	(14,343)	(27,509)	(3,364)	(4,463)	0	(90,035)
Recoveries	9,515	3,561	1,930	4,610	1,228	1,111	0	21,955
Provision	13,364	2,340	24,850	14,538	2,561	6,132	215	64,000

Balance at December 31, 2012	$30,207	$25,171	$41,276	$70,053	$3,722	$13,341	$250	$184,020

Balance at December 31, 2012
Individually evaluated for impairment:
Originated loans and leases	$3,264	$952	$5,649	$4,783	$0	$0		$14,648
Purchased loans and leases	3	0	983	100	0	0		1,086

Total	$3,267	$952	$6,632	$4,883	$0	$0		$15,734

Collectively evaluated for impairment:
Originated loans and leases	$26,940	$24,219	$34,644	$65,170	$3,722	$13,341	$250	$168,286
Purchased loans and leases	0	0	0	0	0	0	0	0

Total	$26,940	$24,219	$34,644	$65,170	$3,722	$13,341	$250	$168,286

Financing receivables:
Balance at December 31, 2012	$2,273,611	$847,781	$4,065,818	$3,964,608	$842,552	$900,371		$12,894,741

Balance at December 31, 2012
Individually evaluated for impairment:
Originated loans and leases	$12,050	$16,277	$30,994	$61,081	$0	$0		$120,402
Purchased loans and leases	16,011	22,017	26,643	97,466	114	0		162,251

Total	$28,061	$38,294	$57,637	$158,547	$114	$0		$282,653

Collectively evaluated for impairment:
Originated loans and leases	$2,071,532	$672,176	$3,217,375	$2,952,531	$831,072	$900,371		$10,645,057
Purchased loans and leases	174,018	137,311	790,806	853,530	11,366	0		1,967,031

Total	$2,245,550	$809,487	$4,008,181	$3,806,061	$842,438	$900,371		$12,612,088

7.	Premises and Equipment

The following is a summary of premises and equipment as of December 31, 2013 and 2012:

At December 31,	2013	2012	Useful Life (in years)
Land	$25,775	$29,838
Buildings	125,601	141,223	10 - 40
Furniture and equipment	103,477	100,680	3 - 5
Leasehold improvements	46,370	46,979	10 - 25
Land improvements	3,205	3,594	3 - 10

	304,428	322,314
Less: accumulated depreciation and amortization	130,886	133,331

	$173,542	$188,983

	2013	2012	2011
Depreciation and amortization expense	$16,681	$16,713	$13,881

All subsidiaries lease certain banking branches and equipment under operating leases that expire on various dates through 2039. Renewal options generally are available for periods up to ten years. Minimum future rental commitments under non-cancelable leases, as of December 31, 2013, were as follows:

Operating Leases
2014	$25,688
2015	24,399
2016	23,753
2017	22,919
2018	18,543
Subsequent years	139,516

$254,818

	2013	2012	2011
Rent expense	$19,789	$20,141	$15,639

8.	Goodwill and Other Intangibles

Amortizing Intangible Assets

The following is a summary of amortizing intangible assets as of December 31, 2013 and 2012:

At December 31, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Remaining Life (1)
Core deposit intangibles	$85,337	$(59,499)	$25,838	6.4
Customer lists	20,806	(14,658)	6,148	6.3
Unfavorable lease adjustments	(2,109)	758	(1,351)	15.4
Originated mortgage service rights	1,691	(64)	1,627	3.5

Total amortizing intangible assets	$105,725	$(73,463)	$32,262	5.9

At December 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Remaining Life (1)
Core deposit intangibles	$85,337	$(50,202)	$35,135	6.9
Customer lists	20,806	(12,331)	8,475	7.3
Unfavorable lease adjustments	(2,109)	(169)	(2,278)	16.5

Total amortizing intangible assets	$104,034	$(62,702)	$41,332	7.4

(1)	Weighted average remaining life in years.

Aggregate Amortization Expense for the Year Ended December 31:
2013	$11,626
Estimated Amortization Expense for the Year Ending December 31:
2014	$9,389
2015	7,591
2016	5,490
2017	3,717
2018	2,602

Goodwill

Activity in Susquehanna’s goodwill accounts for the twelve month periods ended December 31, 2013 and 2012 are as follows:

Goodwill at January 1, 2012	$1,018,031
Goodwill acquired through the Tower acquisition	252,328

Goodwill at December 31, 2012	1,270,359
Adjustment to Tower previously estimated purchase price allocation	5,080

Goodwill at December 31, 2013	$1,275,439

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

Bank Reporting Unit

Goodwill assigned to the bank reporting unit at the annual assessment dates of May 31, 2013 and 2012, was $1,165,200 and $1,158,248, respectively. Fair value of the bank reporting unit was determined using a market approach, which uses prices and other relevant information reported for market transactions involving recent non-distressed sales of comparable financial institutions in the United States, with particular consideration given to transactions within Susquehanna’s market, to value the bank reporting unit. In 2013, Susquehanna increased the number of key ratios in measuring the fair value of the bank reporting unit from two to three, adding a price to earnings ratio. The addition of the price to earnings ratio, and its corresponding use in valuations, is appropriate given the return to more normalized profitability of the banking industry, as a whole, from the economic downturn experienced during the past several years. The following table shows the ratios used at May 31, 2013, and 2012.

	Annual	Annual
Ratio	May 31, 2013	May 31, 2012
Price to book	1.57x	1.29x
Price to tangible book	1.80x	1.47x
Price to earnings (1)	22.1x	NA

(1)	Last twelve months earnings.

Fair value of the bank reporting unit exceeded carrying value by 44.6% at May 31, 2013, and by 5.9% at May 31, 2012. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is unnecessary.

Wealth Management Reporting Unit

Goodwill assigned to the wealth management reporting unit at the annual assessment dates of May 31, 2013 and 2012, was $82,746 for both periods. Fair value of the wealth management reporting unit was determined utilizing the market approach and the income approach. The market approach measures the fair value of the reporting unit using transaction multiples reported for market transactions involving comparable wealth management business. The income approach measures the fair value of the reporting unit by converting the reporting unit’s future earnings over ten years, assuming a weighted increase in the reporting unit’s revenues and a weighted increase in the reporting unit’s expenses, to a single present (discounted) amount, based on a discount rate. In keeping with a market participant’s current valuations of wealth management institutions, Susquehanna predominantly uses the income approach. The following table shows the factors used in the income approach at May 31, 2013, and 2012.

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

9.	Deposits

Deposits consisted of the following at December 31, 2013 and 2012:

At December 31,	2013	2012
Noninterest-bearing:
Demand	$1,913,526	$1,973,664
Interest-bearing:
Interest-bearing demand	6,053,482	5,829,147
Savings	1,077,923	1,032,293
Time	2,113,209	2,262,262
Time of $100 or more	1,711,232	1,482,680

Total deposits	$12,869,372	$12,580,046

10.	Borrowings

Short-term Borrowings

Short-term borrowings and weighted average interest rates at December 31 were as follows:

	2013		2012
	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements (1)	$295,800	0.31%	$302,577	0.30%
Federal funds purchased	256,000	0.15	515,000	0.21
Swap collateral	3,940	0.07	0	0.00

Total short-term borrowings	$555,740		$817,577

(1)	Securities sold under agreements to repurchase are classified as secured short-term borrowings and are recorded at the amount of cash received in connection with the transaction. The securities underlying the repurchase agreements remain in available-for-sale investment securities.

At December 31, 2013, Susquehanna Bank had aggregate availability under federal funds lines totaling $1,242,000 and collateralized availability at the Federal Reserve’s Discount Window of $1,506,102.

Federal Home Loan Bank Borrowings

At December 31,	2013	2012
Due 2013, 0.18% to 0.32%	$0	$1,098,000
Due 2013, 2.05% to 4.13%	0	60,664
Due 2014, 0.24% to 0.34%	1,450,000	0
Due 2014, 2.75% to 4.70%	58,096	10,592
Due 2015, 3.65% to 4.56%	17,783	22,946
Due 2017, 2.35%	5,403	6,860

	$1,531,282	$1,199,062

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

Under this program, Susquehanna’s banking subsidiary had line-of-credit availability of $4,072,600 and $2,683,472 at December 31, 2013 and 2012, respectively. Excluding purchase-accounting adjustments, $1,526,499 and $1,192,237 was outstanding at December 31, 2013 and 2012, respectively. At December 31, 2013, Susquehanna Bank could have borrowed an additional $2,546,101 based on qualifying collateral. Such additional borrowings would have required the bank to increase its investment in FHLB stock by $101,844.

Long-term Debt and Junior Subordinated Debentures (1)

	2013			2012
	Amount	Rate		Amount	Rate
Senior note due 2022 (5)	$150,000	5.48%		$150,000	5.48%
Subordinated notes due 2014	75,000	2.22	(2)	75,000	2.34	(2)
Subordinated note due 2018 (4) (9)	25,000	4.75	(2)	25,000	5.60	(2)
Other (9)	227	n/m	(10)	1,021	n/m	(10)
Junior subordinated notes due 2032	5,743	3.31	(3)	5,764	3.56	(3)
Junior subordinated notes due 2033 (6)	15,464	3.59		15,464	3.81
Junior subordinated notes due 2033 (6)	15,464	3.09		15,464	3.41
Junior subordinated notes due 2033 (6)	3,093	3.49		3,093	3.71
Junior subordinated notes due 2033 (7)	9,813	3.65	(3)	9,788	3.81	(3)
Junior subordinated notes due 2036 (8)	51,547	1.57		51,547	1.74
Junior subordinated notes due 2036 (6)	10,310	1.62	(3)	10,310	1.81	(3)
Junior subordinated notes due 2036 (6)	9,909	8.43	(3)	9,740	8.53	(3)
Junior subordinated notes due 2037 (6)	20,619	1.84	(3)	20,619	2.02	(3)
Junior subordinated notes due 2037 (7)	3,925	3.50	(3)	3,874	3.70	(3)
Junior subordinated notes due 2039 (7)	9,115	5.68	(3)	9,264	7.33	(3)

	$405,229			$405,948

(1)	The notes, except “Other,” require interest-only payments throughout their term with the entire principal balance paid at maturity.
(2)	Reflects the effect of amortization of acquisition costs.
(3)	Reflects the effect of purchase accounting adjustments.
(4)	On December 31, 2008, Susquehanna issued a $25,000 subordinated note to another financial institution. The note bears interest at the ninety-day LIBOR plus 4.5% and matures on December 31, 2018.
(5)	On August 15, 2012, Susquehanna issued $150,000 of senior notes bearing an interest rate of 5.375%, and used the proceeds to redeem various junior subordinated notes bearing interest rates ranging from 9.00% to 11.00%.
(6)	As a result of the Community Banks, Inc. acquisition, Susquehanna assumed subordinated debentures with a fair value of $69,726 issued by Community to six statutory trusts. The trust preferred securities issued by the trusts are callable on dates specified in the individual indentures. The notes, as presented in this table, include purchase accounting adjustments.
(7)	As a result of the Tower acquisition, Susquehanna assumed subordinated debentures with a fair value of $22,986 issued by Tower to three statutory trusts. The trust preferred securities issued by the trusts are callable on dates specified in the individual indentures. The notes, as presented in this table, include purchase accounting adjustments.
(8)	On April 19, 2006, Susquehanna completed a private placement to an institutional investor of $50,000 of fixed/floating rate trust preferred securities through a newly formed Delaware trust affiliate, Susquehanna TP Trust 2006-1. The trust preferred securities mature in June 2036, are redeemable at Susquehanna’s option and bear interest at a rate per annum equal to the three-month LIBOR plus 1.33%. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase Susquehanna’s fixed/floating rate junior subordinated notes.
(9)	Issued by Susquehanna Bank.
(10)	Not meaningful.

11.	Shareholders’ Equity

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

Treasury Stock

Susquehanna’s stock option plan permits option grantees to meet certain of their tax obligations through sales of the shares of Susquehanna. During 2013, grantees elected to satisfy their income tax obligations with respect to the stock options by having Susquehanna repurchase shares up to an amount that does not exceed the minimum applicable rate for federal (including FICA), state and local tax liabilities. Shares are repurchased at market price by Susquehanna and recorded as treasury stock.

12.	Income Taxes

The components of the provision for income taxes were as follows:

	2013	2012	2011
Current:
Federal	$7,541	$8,788	$(13,723)
State	4,495	2,623	481

Total current	12,036	11,411	(13,242)

Deferred:
Federal	61,439	48,311	4,408
State	675	3,086	(433)

Total deferred	62,114	51,397	3,975

Total income tax expense (benefit)	$74,150	$62,808	$(9,267)

The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes as follows:

	2013 (1)		2012 (1)		2011 (1)
	Amount	Rate	Amount	Rate	Amount	Rate
Provision at statutory rates	$86,737	35.00%	$71,393	35.00%	$15,973	35.00%
Tax-advantaged income	(12,766)	(5.15)	(11,890)	(5.83)	(10,524)	(23.06)
Bargain purchase accounting	0	0.00	0	0.00	(13,700)	(30.02)
Other, net	179	0.07	3,305	1.62	(1,016)	(2.23)

Total	$74,150	29.92%	$62,808	30.79%	$(9,267)	(20.31)%

(1)	The differences from the statutory rates expressed as percentages vary significantly from year to year due to the fluctuation of pre-tax book income in 2013, 2012, and 2011, respectively. The main differences between the statutory rate and the effective rate are due to the benefits of federally exempt income, and the effects of the Abington bargain purchase accounting.

Accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax return. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

The components of the net deferred tax asset (liability) as of December 31 were as follows:

	2013	2012
Deferred tax assets:
Reserve for loan losses	$91,794	$128,124
Deferred compensation	9,760	8,618
Nonaccrual loan interest	2,463	3,538
Federal net operating losses	36,864	28,589
State net operating losses	13,221	10,219
Post-retirement benefits	6,992	6,147
Unrealized losses	16,980	0
Underfunded status of defined benefit pension or other postretirement benefit plans	12,066	21,164
Tax credit carryforwards	10,233	4,908
Other assets	15,576	22,836

Total deferred tax assets	215,949	234,143

Deferred tax liabilities:
Prepaid pension expense	(7,751)	(9,843)
Amortization of market value purchase adjustments	(30,480)	(33,980)
Deferred loan costs	(7,311)	(7,043)
Premises and equipment	(4,054)	(17,005)
Lease transaction adjustments, net	(226,012)	(167,025)
Unrealized gains	0	(493)
Other liabilities	(3,150)	(3,789)

Total deferred tax liabilities	(278,758)	(239,178)

Net deferred liability before valuation allowance	(62,809)	(5,035)
Valuation allowance	(1,027)	(4,755)

Net deferred tax liabilities	$(63,836)	$(9,790)

The deferred tax asset and deferred tax liability balances as of December 31 were included in the following Consolidated Balance Sheet line items:

	2013	2012
Deferred income tax assets	$6,472	$4,685
Deferred income tax liabilities	(70,308)	(14,475)

	$(63,836)	$(9,790)

As of December 31, 2013, Susquehanna has federal net operating losses remaining of $105,327 which begin to expire in 2030. As a result of the Abington ownership changes in 2011, Section 382 of the Internal Revenue Code places an annual limitation on the amount of federal net operating loss (“NOL”) carry-forwards which Susquehanna may utilize. Additionally, Section 382 of the Internal Revenue Code limits Susquehanna’s ability to utilize certain tax deductions due to the existence of a Net Unrealized Built-In Loss (“NUBIL”) at the time of the change in control. Consequently, $60,426 of Susquehanna’s NOL carry-forwards and the NUBIL acquired from the Abington acquisition are subject to annual limitations of $5,574.

There was no income tax benefit or expense recognized in the 2013 statement of operations for share-based award compensation due to the net operating loss position for the year. When Susquehanna is in a cash taxpaying position and the share-based compensation is realized, a benefit of $995 will be recorded to additional paid-in capital.

As of December 31, 2013, Susquehanna has state net operating losses remaining of $528,796 which begin to expire in 2014. The valuation allowance relates to state net operating loss carry-forwards and state tax credits for which future realization is uncertain. In assessing the future realization of the state net operating losses, management considers the scheduled reversal of deferred tax liabilities, projected future income and tax planning strategies.

As of December 31, 2013, Susquehanna has federal general business credits of $3,065 which begin to expire in 2031, and charitable contribution carry-forwards of $5,654 which begin to expire in 2015. Susquehanna also has alternative minimum tax credits of $7,168 with no expiration.

Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
Balance at January 1,	$831	$2,043	$3,598
Increase based on tax positions related to the current year	30	12	15
Increase for tax positions of prior years	0	804	0
Decrease for tax positions of prior years	0	0	(259)
Decrease related to settlements with taxing authorities	0	(1,270)	0
Decrease related to expiration of statute of limitations	0	(758)	(1,311)

Balance at December 31,	$861	$831	$2,043

Susquehanna has $861 of unrecognized tax benefits of which $560, if recognized, would affect the effective tax rate. Susquehanna does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Susquehanna recognizes interest accrued and penalties related to unrecognized tax benefits in the income tax expense. During the twelve months ended December 31, 2013, 2012 and 2011, respectively, Susquehanna recognized $90, ($39) and ($240), respectively, in interest and penalties and had accrued $187, $97 and $136, respectively, for the payment of interest and penalties.

Susquehanna and its subsidiaries file income tax returns in the U.S. federal jurisdictions and various state jurisdictions. With few exceptions, Susquehanna is no longer subject to U.S. federal examinations by tax authorities before 2010, or state and local examinations by tax authorities before 2009. As of December, 31, 2013, there are no federal or state examinations of Susquehanna’s tax returns in progress.

13.	Accumulated Other Comprehensive Loss

The balances and changes in balances by component of accumulated other comprehensive income (loss) are shown in the following tables:

			Unrealized		Accumulated
	Unrealized Gains (Losses) on		Gains (Losses)	Post-	Other
	Investment securities		on Cash Flow	retirement	Comprehensive
	With OTTI	All other	Hedges	Benefits	Loss
Balance, January 1, 2011	$(603)	$(12,516)	$(19,135)	$(25,881)	$(58,135)
AOCI before reclassifications, net of tax	(4,379)	38,361	(25,240)	(7,594)	1,148
Sale of securities for which other-than-temporary impairment was previously taken, net of tax	287	0	0	0	287
Amounts reclassified from AOCI:
Interest expense	0	0	16,880	0	16,880
Net realized gain on sales of securities	0	(3,878)	0	0	(3,878)
Net impairment losses recognized in earnings	3,364	0	0	0	3,364

Total before income taxes	3,364	(3,878)	16,880	0	16,366
Less: Income taxes	(1,233)	1,421	(5,908)	0	(5,720)

Net of income taxes	2,131	(2,457)	10,972	0	10,646

Net change in AOCI	(1,961)	35,904	(14,268)	(7,594)	12,081

Balance, December 31, 2011	(2,564)	23,388	(33,403)	(33,475)	(46,054)
AOCI before reclassifications, net of tax	(443)	15,193	(12,689)	(5,829)	(3,768)
Sale of securities for which other-than-temporary impairment was previously taken, net of tax	2,015	0	0	0	2,015
Amounts reclassified from AOCI:
Interest expense	0	0	17,624	0	17,624
Net realized gain on sales of securities	0	(1,674)	0	0	(1,674)
Net impairment losses recognized in earnings	241	0	0	0	241

Total before income taxes	241	(1,674)	17,624	0	16,191
Less: Income taxes	(88)	614	(6,168)	0	(5,642)

Net of income taxes	153	(1,060)	11,456	0	10,549

Net change in AOCI	1,725	14,133	(1,233)	(5,829)	8,796

Balance, December 31, 2012	(839)	37,521	(34,636)	(39,304)	(37,258)
AOCI before reclassifications, net of tax	(1,209)	(44,439)	219	16,895	(28,534)
Sale of securities for which other-than-temporary impairment was previously taken, net of tax	608	0	0	0	608
Amounts reclassified from AOCI:
Interest expense	0	0	19,591	0	19,591
Net realized loss (gain) on sales of securities	1,347	(438)	0	0	909
Net impairment losses recognized in earnings	485	0	0	0	485

Total before income taxes	1,832	(438)	19,591	0	20,985
Less: Income taxes	(671)	161	(6,857)	0	(7,367)

Net of income taxes	1,161	(277)	12,734	0	13,618

Net change in AOCI	560	(44,716)	12,953	16,895	(14,308)

Balance, December 31, 2013	$(279)	$(7,195)	$(21,683)	$(22,409)	$(51,566)

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

Financial instruments whose contractual amounts represent off-balance-sheet credit risk at December 31, 2013 and 2012 were as follows:

	2013	2012
Standby letters of credit	$331,235	$386,763
Real estate commitments - commercial	411,631	327,304
Real estate commitments - residential	240,729	181,850
Unused portion of home equity lines held by VIEs	24,729	85,524
Unused portion of home equity lines	1,239,048	1,058,661
Other commitments	45,292	43,835
All other commercial, financial, and agricultural commitments	1,121,917	1,005,229

15.	Contingent Liabilities

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

In May 2005, Susquehanna’s shareholders approved the 2005 Equity Compensation Plan, as amended, (“the 2005 Plan”) and approved an amendment and restatement of the plan in May 2009. Subject to adjustments in certain circumstances, the 2005 Plan authorized up to 3,500 shares of common stock for issuance. Incentives under the 2005 Plan consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock options, restricted stock grants, restricted stock unit grants, and dividend equivalents on restricted stock units. Options were granted upon approval of the Board of Directors and typically vested one-third at the end of years three, four, and five. The exercise prices associated with the options ranged from $8.28 per share to $24.34 per share. The 2005 Plan was terminated in 2013, and superseded by the 2013 Omnibus Equity Compensation Plan.

In 2013, Susquehanna’s Board of Directors approved the 2013 Omnibus Equity Compensation Plan (“the Plan”). The Plan authorizes up to 4,447 shares of common stock issuance. Incentives under the 2013 plan consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock options, restricted stock grants, restricted stock unit grants, performance stock units (“PSU”) and dividend equivalents on restricted stock units and performance stock units. The PSU grants provide key executives with long-term incentives based on Susquehanna’s performance relative to peers, service, and market conditions, as a motivation for future performance and as a retention tool for continued employment. The PSU’s are based on a plan which is a multi-year performance plan, with stock-based incentive award opportunities if certain performance targets are met. At December 31, 2013, approximately 374 shares have been allocated for PSU’s. At December 31, 2013, approximately 555 total shares were outstanding under the Plan.

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

For the twelve months ended December 31, 2013, 2012, and 2011, share-based compensation expense totaling $3,021, $1,921, and, $3,139, respectively, was included in salaries and employee benefits expense in the Consolidated Statements of Income. In addition, as of December 31, 2013, there was $7,228 of aggregate unrecognized compensation expense related to non-vested share-based compensation arrangements. That expense is expected to be recognized through 2018.

Stock Options

The following table presents the assumptions used to estimate the fair value of options granted in 2013, 2012, and 2011, and the resultant fair values. Expected volatilities are based upon the historical volatility of Susquehanna stock, using the monthly high stock price over the past ten years. The expected term is based upon historical exercise behavior of all employees and directors. The risk-free rate is based upon zero coupon treasury rates in effect on the grant date of the options.

	2013	2012	2011
Volatility	37.84%	37.61%	37.09%
Expected dividend yield	4.00%	4.00%	4.00%
Expected term (in years)	7.0	7.0	7.0
Risk-free rate	1.51%	1.09%	2.96%
Fair value	$2.92	$2.40	$2.60

Option Activity for the Year Ended December 31, 2013

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2013	4,927	$12.53
Granted	6	11.69
Forfeited	(52)	10.46
Expired	(284)	22.39
Exercised	(596)	6.47

Outstanding at December 31, 2013	4,001	$12.75	4.1	$14,238

Exercisable at December 31, 2013	3,467	$13.22	3.5	$12,575

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 1, 2012	5,010	$13.03
Replacement awards	566	8.02
Granted	327	9.92
Forfeited	(206)	18.03
Expired	(168)	23.09
Exercised	(602)	6.24

Outstanding at December 31, 2012	4,927	$12.53	4.8	$10,365

Exercisable at December 31, 2012	4,142	$12.68	4.2	$9,796

	2013	2012	2011
Intrinsic value of options exercised	$3,537	$2,397	$398

A summary of the status of Susquehanna’s non-vested options at December 31, 2013 and 2012, and changes during the years ended December 31, 2013 and 2012 are as follows:

	2013		2012
	Shares	Weighted- average Grant-date Fair Value	Shares	Weighted- average Grant-date Fair Value
Nonvested at January 1,	785	$2.30	934	$2.50
Granted	6	2.92	327	2.40
Vested	(171)	2.14	(376)	2.87
Forfeited	(86)	2.45	(100)	2.27

Nonvested at December 31,	534	2.33	785	2.30

Restricted Stock and Restricted Stock Units

A summary of activity related to restricted stock and restricted stock units for the year ended December 31, 2013 is as follows:

	2013		2012
	Restricted Stock and Stock Units	Weighted- average Fair Value	Restricted Stock and Stock Units	Weighted- average Fair Value
Outstanding at January 1,	347	$9.79	303	$9.53
Granted	240	12.16	290	9.83
Vested	(162)	9.80	(223)	9.53
Forfeited	(13)	9.89	(23)	9.41

Outstanding at December 31,	412	$11.16	347	$9.79

17.	Benefit Plans

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

Additional benefits were frozen effective December 31, 2013. Susquehanna will cease providing future pay-based increases to accounts for eligible employees. Eligible employees will continue to receive interest each year at a guaranteed minimum of 5.0%. Employees in this group will also receive an automatic contribution to the Susquehanna 401(k) plan equal to 2.0% of their eligible compensation. In conjunction with the plan freeze, Susquehanna revised the asset allocation strategy for the defined benefit pension plan. The strategy changes involved decreasing the duration of fixed income assets, adding multi-sector bond managers to diversify fixed income holdings, and a reduction of direct equity exposure.

Susquehanna also maintains a supplemental executive retirement plan (“SERP”) for selected participants. This plan provides for benefits lost under the defined benefit pension plan due to provisions in the Internal Revenue Code that limit the compensation and benefits under a qualified retirement plan. In addition, Susquehanna offers life insurance and certain medical benefits to its retirees.

Obligations and Funded Status

	Pension Benefits		SERP		Other Postretirement Benefits
At December 31	2013	2012	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$171,270	$151,676	$9,763	$6,423	$22,008	$18,159
Service cost	4,776	4,698	678	1,129	1,450	1,182
Interest cost	7,257	7,065	432	366	855	831
Plan participants’ contributions	0	0	0	0	329	380
Actuarial (gain) loss	(15,817)	12,326	(434)	931	(3,628)	2,101
Change in plan provisions	0	0	0	1,128	0	0
Benefits paid	(4,949)	(4,495)	(245)	(214)	(636)	(645)
Liability (gain) loss due to curtailment	(6,057)	0	0	0	0	0
Special termination benefits	0	0	574	0	0	0

Benefit obligation at end of year	156,480	171,270	10,768	9,763	20,378	22,008

Change in Plan Assets
Fair value of plan assets at beginning of year	146,398	137,361	0	0	0	0
Actual return on plan assets	4,978	13,533	0	0	0	0
Employer contributions (1)	0	0	245	214	307	265
Expenses	0	(1)	0	0	0	0
Plan participants’ contributions	0	0	0	0	329	380
Benefits paid	(4,949)	(4,495)	(245)	(214)	(636)	(645)

Fair value of plan assets at end of year	146,427	146,398	0	0	0	0

Funded Status at End of Year	$(10,053)	$(24,872)	$(10,768)	$(9,763)	$(20,378)	$(22,008)

(1)	Cash contributions made to providers, insurers, trusts, or participants for payment of claims.

Amounts recognized on the consolidated balance sheets consist of the following:

	Pension Benefits		SERP		Other Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Assets	$0	$0	$0	$0	$0	$0
Liabilities	(10,053)	(24,872)	(10,768)	(9,763)	(20,378)	(22,009)

Net asset/(liability) recognized	$(10,053)	$(24,872)	$(10,768)	$(9,763)	$(20,378)	$(22,009)

Amounts recognized in accumulated other comprehensive income (net of taxes at 35%) consist of the following:

	Pension Benefits		SERP		Other Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Net actuarial loss	$19,728	$33,233	$1,293	$1,759	$548	$3,000
Transition obligation	0	0	0	0	0	5
Prior service cost	0	62	544	686	295	369

	$19,728	$33,295	$1,837	$2,445	$843	$3,374

The accumulated benefit obligation for the defined benefit pension plan was $156,480 and $165,376 at December 31, 2013 and 2012, respectively. The accumulated benefit obligation for the SERP was $9,776 and $7,602 at December 31, 2013 and 2012, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net Periodic Benefit Cost

	Pension Benefits		SERP		Other Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Service cost	$4,776	$4,699	$678	$1,129	$1,450	$1,182
Interest cost	7,257	7,065	432	366	855	830
Expected return on plan assets	(9,358)	(9,055)	0	0	0	0
Amortization of prior service cost	25	25	218	256	114	114
Amortization of transition obligation	0	0	0	0	8	113
Amortization of net actuarial loss	3,283	2,684	282	97	144	88
Settlement/curtailment expense	70	0	0	0	0	0
Special termination benefits	0	0	574	0	0	0

Net periodic postretirement benefit cost	$6,053	$5,418	$2,184	$1,848	$2,571	$2,327

Other Changes in Plan Assets and Benefit Obligations

	Pension Benefits		SERP		Other Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Net actuarial (gain) loss for the period	$(17,494)	$7,847	$(434)	$931	$(3,628)	$2,145
Amortization of net loss	(3,283)	(2,684)	(282)	(97)	(144)	(88)
Amortization of prior service cost	(95)	(25)	(218)	(256)	(114)	(114)
Recognition of prior service cost	0	0	0	1,128	0	0
Amortization of transition obligation	0	0	0	0	(8)	(113)

Total recognized in other comprehensive income	(20,872)	5,138	(934)	1,706	(3,894)	1,830

Total recognized in net periodic benefit cost and other comprehensive income	$(14,819)	$10,556	$1,250	$3,554	$(1,323)	$4,157

Expected Amortizations

The estimated net loss, prior service cost, and transition obligation (asset) for the plans that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is as follows:

	Pension Benefits	SERP	Other Postretirement Benefits
Expected amortization of net loss	$481	$114	$0
Expected amortization of prior service cost	0	145	114

Additional Information

The weighted-average assumptions used in the actuarial computation of the plans’ benefit obligations were as follows:

	Pension Benefits		SERP		Other Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Discount rate	5.00%	4.25%	4.67%	4.25%	4.93%	4.00%
Rate of compensation increase	3.00%	3.00%	4.00%	4.00%	3.00%	3.00%
Assumed health care trend rates:
Health care cost trend rate assumed for next year (1)					8.85% / 7.45%	9.25% / 7.75%
Ultimate health care trend rate					5.00%	5.00%
Year that ultimate trend rate is attained					2022	2022

(1)	Initial trend is 8.85% for pre-65 benefits and 7.45% for post-65 benefits.

The weighted-average assumptions used in the actuarial computation of the plan’s net periodic cost were as follows:

	Pension Benefits		SERP		Other Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Discount rate	4.25%	4.75%	4.25%	4.75%	4.00%	4.50%
Expected return on plan assets	6.50%	6.70%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	4.00%	4.00%	3.00%	3.00%
Assumed health care trend rates:
Health care cost trend rate assumed for current year (1)					9.25% / 7.75%	9.00%
Ultimate health care trend rate					5.00%	5.00%
Year that ultimate trend rate is attained					2022	2016

(1)	Initial trend is 9.25% for pre-65 benefits and 7.75% for post-65 benefits.

The impact of one-percentage point change in assumed health care cost trend rates is as follows:

	Increase	Decrease
Effect on service cost plus interest cost components of net periodic postretirement benefit cost	$113	$(93)
Effect on accumulated benefit obligation as of December 31, 2013	782	(675)

Other accounting items that are required to be disclosed are as follows:

	Pension Benefits		SERP		Other Postretirement Benefits
	2013	2012	2013	2012	2013	2012
Alternative amortization methods used:
Prior service cost	Straight line	Straight line	Straight line	Straight line	Straight line	Straight line
Unrecognized net actuarial loss	Straight line	Straight line	Straight line	Straight line	Straight line	Straight line
Average future service (in years)	10.88	11.23	8.01	7.63	N/A	N/A
Average future service to assumed retirement age (in years)	N/A	N/A	N/A	N/A	10.70	8.99
Average future service to full benefit eligibility age (in years)	N/A	N/A	N/A	N/A	15.01	14.36
Measurement date used	12/31/2013	12/31/2012	12/31/2013	12/31/2012	12/31/2013	12/31/2012

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

For the plan-year ending December 31, 2014, expected employer contributions to the pension plan, SERP, and other benefit plans are $0, $559, and $375, respectively, and expected employee contributions are $0, $0, and $407, respectively. The 2014 plan assumptions used to determine net periodic cost will be a discount rate of 4.25% and an expected long-term return on plan assets of 6.50%. The assumed discount rate was determined by matching Susquehanna’s projected pension payments to high quality AA bonds of similar duration. The payment projections used a seventy-five year payout projection.

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

The target and actual allocations expressed as a percentage of the defined benefit pension plan’s assets are as follows:

	Target	Actual
For the year ended	2014	2013	2012
Equity securities	20-40%	33%	30%
Debt securities	60-80%	65%	66%
Temporary cash and other investments	0-10%	2%	4%

Total		100%	100%

Estimated aggregate future benefit payments for pension, SERP, and other benefits, which reflect expected future service, as appropriate, are as follows:

	Pension	SERP	Other Benefits
2014	$5,389	$559	$782
2015	5,888	699	855
2016	6,353	706	891
2017	6,865	699	1,021
2018	7,407	701	1,153
Years 2019-2023	44,922	3,878	7,360

Fair Value Measurement of Plan Assets

For information regarding Susquehanna’s fair value methodology and hierarchy, refer to “Note 22. Fair Value Disclosures”.

The following tables summarize the fair values of the plan’s investments at December 31, 2013 and 2012.

		Fair Value Measurements at Reporting Date
Description	12/31/2013	Level 1	Level 2	Level 3
Registered investment companies	$95,400	$95,400	$0	$0
U.S. Government agencies	6	0	6	0
Municipal bonds	124	0	124	0
Corporate bonds and notes	0	0	0	0
Common stocks	47,565	47,565	0	0
Dividends and interest receivable	371	0	0	371
Temporary cash and other investments	2,961	2,961	0	0

Total	$146,427	$145,926	$130	$371

		Fair Value Measurements at Reporting Date
Description	12/31/2012	Level 1	Level 2	Level 3
Registered investment companies	$95,970	$95,970	$0	$0
U.S. Government agencies	10	0	10	0
Municipal bonds	591	0	591	0
Corporate bonds and notes	365	0	365	0
Common stocks	43,483	43,483	0	0
Dividends and interest receivable	99	0	0	99
Temporary cash and other investments	5,880	5,880	0	0

Total	$146,398	$145,333	$966	$99

401(k) Plan

Susquehanna maintains a 401(k) savings plan which allows employees to invest a percentage of their earnings, matched up to a certain amount specified by Susquehanna. In addition, in conjunction with the changes to Susquehanna’s pension plan, certain employees are to receive non-discretionary contributions to their 401(k) accounts. Susquehanna’s match of employee contributions to the savings plan, which is included in salaries and benefits expense, totaled $6,197 in 2013, $5,903 in 2012, and $4,785 in 2011. Susquehanna’s non-discretionary contribution to the savings plan was $2,475 for 2013, $1,798 in 2012, and $1,567 in 2011.

18.	Earnings per Common Share (“EPS”)

Basic earnings per common share

	For the Year Ended December 31,
	2013	2012	2011
Net income applicable to common shareholders	$173,679	$141,172	$54,905
Average common shares outstanding	186,927	182,896	136,509
Basic earnings per common share	$0.93	$0.77	$0.40

Diluted earnings per common share

	For the Year Ended December 31,
	2013	2012	2011
Net income (loss) available to common shareholders	$173,679	$141,172	$54,905
Average common shares outstanding	186,927	182,896	136,509
Dilutive potential common shares	908	682	367

Total diluted average common shares outstanding	187,835	183,578	136,876

Diluted earnings per common share	$0.92	$0.77	$0.40

For the years ended December 31, 2013, 2012, and 2011, options to purchase 1,325, 1,611, and 5,010 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive. For the year ended December 31, 2011, warrants to purchase 3,028 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the warrants’ common stock equivalents were antidilutive.

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

The activity of loans to such persons whose balances exceeded a reportable threshold of $120 is as follows:

	2013	2012	2011
Balance - January 1	$69,046	$33,362	$45,595
Additions	27,745	32,250	2,566
Deductions:
Amounts collected	(21,167)	(30,047)	(13,665)
Other changes (1)	(6,919)	33,481	(1,134)

Balance - December 31	$68,705	$69,046	$33,362

(1)	Represents adjustment in beginning balance because of director relationship changes.

20.	Derivative Financial Instruments

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

Cash Flow Hedges of Interest Rate Risk

Susquehanna uses interest rate derivatives to manage its exposure to interest rate movements and add stability to interest income and expense. Susquehanna primarily uses interest rate swaps as part of its interest rate risk management strategy. For example, Susquehanna may issue variable rate debt and then enter into a receive-variable pay-fixed-rate interest rate swap with the same payment timing and notional amount to convert the interest payments to a net fixed-rate basis for all or a portion of the term of the long-term debt. As of December 31, 2013 and 2012, Susquehanna had 14 interest rate swaps, respectively for each period, with an aggregate notional amount of $1,146,437 and $1,154,363, respectively, that were designated as cash flow hedges of interest-rate risk.

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

Amounts recorded in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Susquehanna’s variable-rate liabilities. During the next 12 months, Susquehanna estimates that $21,485 will be reclassified as an expense to net interest income.

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

At December 31, 2013 and 2012, Susquehanna had 262 and 200 derivative transactions, respectively, related to these risk management activities with an aggregate notional amount of $1,696,865 and $1,071,616, respectively. For the years ended December 31, 2013 and 2012, Susquehanna recognized net gain (losses) of $3,142, and ($3,816), respectively, related to changes in fair value of the derivatives in this program.

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

At December 31, 2013 and 2012, the fair value of derivatives in a net liability position, which includes accrued interest and any credit valuation adjustments related to these agreements, was $50,247 and $72,126, respectively. At December 31, 2013 and 2012, Susquehanna had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $42,813 and $75,103, respectively. If Susquehanna had breached any of the above provisions at December 31, 2013, it would have been required to settle its obligations under the agreements at termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Fair Value of Derivative Instruments

	Fair Values of Derivative Instruments December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$1,419	Other liabilities	$31,662
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	22,897	Other liabilities	18,585

Total derivatives		$24,316		$50,247

	Fair Values of Derivative Instruments December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$878	Other liabilities	$51,172
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	25,037	Other liabilities	20,954

Total derivatives		$25,915		$72,126

The Effect of Derivative Instruments on Comprehensive Income

Year Ended December 31, 2013

				Location of Loss	Amount of Loss
		Location of Loss	Amount of Loss	Recognized in	Recognized in
	Amount of Gain	Reclassified from	Reclassified from	Income	Income
Derivatives in Cash Flow Hedging Relationships	Recognized	Accumulated OCI	Accumulated OCI	(Ineffective	(Ineffective
	in OCI	into Income	into Income	Portion)	Portion)
Interest rate contracts:	$12,953	Interest expense	$(19,591)	Other expense	$0

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts:	Other income	$3,143
	Other expense	(1)

Year Ended December 31, 2012

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)
Interest rate contracts:	$(1,233)	Interest expense	$(17,624)	Other expense	$0

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$(3,768)
	Other expense	(48)

NOTE 21. Balance Sheet Offsetting

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

Susquehanna is subject to the regulations of the Commodity Futures Trading Commission that require financial institutions to clear all eligible contracts beginning June 2013. Susquehanna fulfills this obligation by clearing its eligible contracts through a clearing member that faces a designated clearing house on Susquehanna’s behalf. Susquehanna reports amounts for interest rate contracts in a single clearing member account as of period end on a net basis in the Consolidated Balance Sheet, including the related unrealized contract gains and losses, accrued interest receivable/payable, and cash collateral posted as initial and variation margin. Derivatives originated prior to June 2013 continue to be presented on a gross basis in the Consolidated Balance Sheet.

The following table provides information about financial instruments that are eligible for offset at December 31, 2013 and 2012:

Balance Sheet Netting Disclosure about Offsetting Assets and Liabilities

			Net Amounts Presented in the	Gross Amounts Not Offset in the
	Gross		Consolidated	Consolidated Balance Sheet
	Amounts Recognized	Gross Amounts Offset	Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
December 31, 2013

Financial assets:
Derivatives	$24,316	$0	$24,316	$0	$(3,940)	$20,376

Financial liabilities:
Derivatives	$50,247	$0	$50,247	$0	$(42,813)	$7,434
Repurchase agreements	295,800	0	295,800	(295,800)	0	0

Total	$346,047	$0	$346,047	$(295,800)	$(42,813)	$7,434

December 31, 2012

Financial assets:
Derivatives	$25,922	$(7)	$25,915	$0	$0	$25,915

Financial liabilities:
Derivatives	$72,126	$0	$72,126	$0	$(75,103)	$(2,977)
Repurchase agreements	302,577	0	302,577	(302,577)	0	0

Total	$374,703	$0	$374,703	$(302,577)	$(75,103)	$(2,977)

The table below presents the offsetting of derivative assets and derivative liabilities as of December 31, 2013 and 2012.

	Derivative Assets and Collateral				Derivative Liabilities and Collateral
	Held by Counterparty				Pledged by Counterparty
	Net Amounts	Gross Amounts			Net Amounts	Gross Amounts
	Presented in	Not Offset			Presented in	Not Offset
	the	in the Consolidated			the	in the Consolidated
	Consolidated	Balance Sheet			Consolidated	Balance Sheet
	Balance	Financial	Cash	Net	Balance	Financial	Cash	Net
	Sheet	Instruments	Collateral	Amount	Sheet	Instruments	Collateral	Amount
December 31, 2013

Cleared Agreements:
Clearing member A	$19	$0	$0	$19	$1,077	$0	$(3,993)	$(2,916)

	19	0	0	19	1,077	0	(3,993)	(2,916)

Bilateral Agreements:
Counterparty:
Dealer A	2,836	0	0	2,836	3,840	0	(1,290)	2,550
Dealer B	2,412	0	0	2,412	3,306	0	(1,400)	1,906
Dealer C	359	0	0	359	684	0	(550)	134
Dealer D	5,571	0	(3,940)	1,631	688	0	0	688
Dealer E	0	0	0	0	21,251	0	(24,100)	(2,849)
Dealer F	0	0	0	0	5,081	0	(6,100)	(1,019)
Dealer G	0	0	0	0	3,966	0	(4,260)	(294)
Dealer H	0	0	0	0	770	0	(1,120)	(350)
Dealer I	0	0	0	0	121	0	0	121
Dealer J	0	0	0	0	18	0	0	18
End User	13,119	0	0	13,119	9,445	0	0	9,445

	24,297	0	(3,940)	20,357	49,170	0	(38,820)	10,350

Total	$24,316	$0	$(3,940)	$20,376	$50,247	$0	$(42,813)	$7,434

December 31, 2012

Counterparty:
Dealer A	$0	$0	$0	$0	$7,789	$0	$(7,820)	$(31)
Dealer B	873	0	0	873	6,104	0	(5,050)	1,054
Dealer C	5	0	0	5	3,460	0	(3,300)	160
Dealer D	0	0	0	0	3,239	0	(3,350)	(111)
Dealer E	0	0	0	0	33,598	0	(35,800)	(2,202)
Dealer F	0	0	0	0	9,105	0	(10,300)	(1,195)
Dealer G	0	0	0	0	6,623	0	(7,150)	(527)
Dealer H	0	0	0	0	1,816	0	(1,820)	(4)
End User	25,037	0	0	25,037	392	0	(513)	(121)

Total	$25,915	$0	$0	$25,915	$72,126	$0	$(75,103)	$(2,977)

22.	Fair Value Disclosures

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

Non-agency mortgage-backed securities: Refer to the description in “Note 4-Investment Securities”.

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

Other structured financial products: The significant unobservable inputs used in the fair value measurement of Susquehanna’s other structured financial products are conditional repayment rate, loss severity, and conditional default rate. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and directionally opposite change in the assumption used for repayment rate. In addition, refer to the description in “Note 4-Investment Securities”.

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

Restricted investments in bank stocks

Restricted investments in bank stocks consists of FRB stock, FHLB stock, and Atlantic Central Bankers Bank stock. Federal law requires a member institution of the district FRB and FHLB to hold stock according to predetermined formulas. Atlantic Central Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership.

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013 and 2012, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

For additional information regarding derivatives, refer to “Note 20 – Derivative Financial Instruments” above.

Off-balance-sheet items

The fair values of unused commitments to lend and standby letters of credit are considered to be the same as their contractual amounts.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at December 31, 2013 and 2012, on the consolidated balance sheets and by levels within the valuation hierarchy.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$110,148	$0	$110,148	$0
Obligations of states and political subdivisions	398,510	0	398,510	0
Agency residential mortgage-backed securities	1,778,192	0	1,778,192	0
Non-agency residential mortgage-backed securities	565	0	565	0
Commercial mortgage-backed securities	8,734	0	8,734	0
Other structured financial products	11,297	0	0	11,297
Other debt securities	44,086	0	44,086	0
Other equity securities	23,692	20,895	0	2,797
Derivatives: (1)
Designated as hedging instruments	1,419	0	1,419	0
Not designated as hedging instruments	22,897	0	22,897	0

Total	$2,399,540	$20,895	$2,364,551	$14,094

Liabilities
Derivatives: (2)
Designated as hedging instruments	$31,662	$0	$31,662	$0
Not designated as hedging instruments	18,585	0	18,585	0

Total	$50,247	$0	$50,247	$0

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$114,408	$0	$114,408	$0
Obligations of states and political subdivisions	435,777	0	435,777	0
Agency residential mortgage-backed securities	1,880,562	0	1,880,562	0
Non-agency residential mortgage-backed securities	27,450	0	650	26,800
Commercial mortgage-backed securities	40,380	0	40,380	0
Other structured financial products	9,550	0	0	9,550
Other debt securities	45,255	0	45,255	0
Other equity securities	24,519	21,266	97	3,156
Derivatives: (1)
Designated as hedging instruments	878	0	878	0
Not designated as hedging instruments	25,037	0	25,037	0

Total	$2,603,816	$21,266	$2,543,044	$39,506

Liabilities
Derivatives: (2)
Designated as hedging instruments	$51,172	$0	$51,172	$0
Not designated as hedging instruments	20,954	0	20,954	0

Total	$72,126	$0	$72,126	$0

(1)	Included in Other assets
(2)	Included in Other liabilities

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following tables present roll-forwards of the balance sheet amounts for the years ended December 31, 2013 and 2012, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Available-for-sale Securities
	Equity Securities	Other Structured Financial Products	Non- agency Residential Mortgage- backed Securities	Total
Balance at January 1, 2012	$3,430	$13,293	$0	$16,723
Total gains or losses (realized/unrealized):
Included in earnings:
Other-than-temporary impairment (1)	(144)	0	2,995	2,851
Included in other comprehensive income (before taxes)	(352)	(3,743)	172	(3,923)
Sales	0	0	(18,782)	(18,782)
Transfers into Level III	222	0	42,415	42,637

Balance at December 31, 2012	$3,156	$9,550	$26,800	$39,506
Total gains or losses (realized/unrealized):
Included in earnings:
Other-than-temporary impairment (1)	(97)	0	(388)	(485)
Included in other comprehensive income (before taxes)	(262)	1,747	(4,952)	(3,467)
Sales	0	0	(21,460)	(21,460)

Balance at December 31, 2013	$2,797	$11,297	$0	$14,094

(1)	Included in noninterest income, net impairment losses recognized in earnings.

Susquehanna’s policy is to recognize transfers in and transfers out of Levels 1, 2, and 3 as of the end of a reporting period.

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired collateral dependent loans and other loans where the carrying value is based on the fair value of the underlying collateral minus selling costs, such as residential mortgage loans charged off in accordance with regulatory guidance, are measured at fair value on a nonrecurring basis. The fair value of the underlying collateral is incorporated into the estimate of the impairment of a loan. Most of Susquehanna’s impaired collateral dependent loans are secured by real estate. The value of the real estate collateral is determined through appraisals performed by third-party, licensed appraisers. As part of Susquehanna’s overall valuation process, management evaluates these third-party appraisals to ensure that they are representative of the exit prices in Susquehanna’s principal markets. Susquehanna considers the appraisals used in its impairment analysis to be Level 3 inputs. When the value of the real estate, less estimated selling costs, is less than the principal balance of the loan, a specific reserve is established. Impaired loans are reviewed at least quarterly for additional impairment, and reserves are adjusted accordingly.

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

The following tables present assets measured at fair value on a nonrecurring basis at December 31, 2013 and 2012, on the consolidated balance sheets and by the valuation hierarchy.

Description	December 31, 2013	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$54,216	$0	$0	$54,216
Foreclosed assets	16,555	0	0	16,555

	$70,771	$0	$0	$70,771

Description	December 31, 2012	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$65,731	$0	$0	$65,731
Foreclosed assets	26,245	0	0	26,245

	$91,976	$0	$0	$91,976

The following table details the quantitative information about Level 3 fair value measurements:

Asset	Fair Value at December 31, 2013 (in thousands)	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Other structured financial products (1)	$11,297	Discounted Cash Flow	Credit default rates, call options and deferrals, waterfall structure, and covenants.	Varies by individual security, refer to Note 4

Other equity securities	2,797	Discounted Cash Flow	Cash flows from dividends and terminal value	0.2x - 1.5x
				(.8x)

Impaired loans	54,216	Discounted Cash Flow	Cash flows based upon current discount rates and terminal value	0.8% - 8.0%
				(3.9%)

Foreclosed assets	16,555	Discounted Cash Flow	Third party appraisals less estimated selling costs	0.0% - 100.0%
				(29.6%)

Asset	Fair Value at December 31, 2012 (in thousands)	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Non-agency residential mortgage-backed securities	$26,800	Discounted Cash Flow	Conditional repayment rate Loss severity Conditional default rate	10.4%
				43.8%
				3.6%

Other structured financial products(1)	9,550	Discounted Cash Flow	Credit default rates, call options and deferrals, waterfall structure, and covenants.	Varies by individual security, refer to Note 4

Other equity securities	3,156	Discounted Cash Flow	Cash flows from dividends and terminal value	0.2x - 1.5x
				(.9x)

Impaired loans	65,731	Discounted Cash Flow	Cash flows based upon current discount rates and terminal value	2.9% - 5.6%
				(4.2%)

Foreclosed assets	26,245	Discounted Cash Flow	Third party appraisals less estimated selling costs	0.0% - 100.0%
				(24.0%)

(1)	The significant unobservable inputs used in the fair value measurement of Susquehanna’s other structured financial products are conditional repayment rate, loss severity, and conditional default rate. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and directionally opposite change in the assumption used for repayment rate.

Additional Disclosures about Fair Value of Financial Instruments

The following table represents the carrying amounts and estimated fair values of Susquehanna’s financial instruments. The methods and assumptions used to estimate the fair value of each class of financial instruments are described above.

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$305,357	$305,357	$305,357	$0	$0
Short-term investments	83,227	83,227	0	83,227	0
Investment securities	2,375,224	2,375,224	20,895	2,340,235	14,094
Restricted investment in bank stocks	158,232	158,232	0	158,232	0
Loans and leases	13,576,086	13,463,676	0	0	13,463,676
Derivatives	24,316	24,316	0	24,316	0
Financial liabilities:
Deposits	12,869,372	11,901,099	0	11,901,099	0
Short-term borrowings	555,740	555,740	0	555,740	0
FHLB borrowings	1,531,282	1,531,606	0	1,531,606	0
Long-term debt	453,260	461,247	0	461,247	0
Derivatives	50,247	50,247	0	50,247	0

	December 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$277,042	$277,042	$277,042	$0	$0
Short-term investments	119,176	119,176	0	119,176	0
Investment securities	2,577,901	2,577,901	21,266	2,517,129	39,506
Restricted investment in bank stocks	152,434	152,434	0	152,434	0
Loans and leases	12,894,741	12,954,918	0	0	12,954,918
Derivatives	25,915	25,915	0	25,915	0
Financial liabilities:
Deposits	12,580,046	12,544,069	0	12,544,069	0
Short-term borrowings	817,577	817,577	0	817,577	0
FHLB borrowings	1,199,062	1,200,358	0	1,200,358	0
Long-term debt	513,401	512,632	0	512,632	0
Derivatives	72,126	72,126	0	72,126	0

23.	Regulatory Requirements and Other Restrictions

Susquehanna is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Susquehanna’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Susquehanna must meet specific capital guidelines that involve quantitative measures of Susquehanna’s assets, liabilities, and certain off-balance-sheet items calculated pursuant to regulatory directives. Susquehanna’s capital amounts and classifications also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Susquehanna is in full compliance with these requirements. At December 31, 2013 and 2012, Susquehanna and its wholly-owned subsidiary bank were classified as “well-capitalized”.

Quantitative measures established by regulation to ensure capital adequacy require Susquehanna to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average tangible assets (leverage ratio).

The following table presents summary information regarding Susquehanna and its wholly-owned subsidiary bank as of December 31, 2013 and 2012.

	December 31, 2013				December 31, 2012
	Actual Capital		Capital Requirements		Actual Capital		Capital Requirements
				Well				Well
	Ratio	Amount	Minimum	Capitalized	Ratio	Amount	Minimum	Capitalized
Tier I Capital
Consolidated	11.7%	$1,641,392	$560,680	$841,021	11.1%	$1,502,722	$542,575	$813,863
Bank	11.0	1,548,995	563,783	845,675	11.3	1,534,456	545,015	817,522
Total Capital
Consolidated	13.0	1,828,082	1,121,523	1,401,903	12.6	1,712,691	1,085,150	1,356,438
Bank	12.3	1,735,685	1,127,068	1,408,835	12.7	1,727,371	1,090,029	1,362,536
Leverage Capital
Consolidated	9.6	1,641,392	687,494	859,368	9.0	1,502,722	669,252	836,565
Bank	9.0	1,548,995	686,916	858,645	9.2	1,534,456	501,577	835,691

Susquehanna is limited by regulatory provisions in the amount it can receive in dividends from its banking subsidiary. Accordingly, at December 31, 2013, $7,915 was available for dividend distribution to Susquehanna in 2014 from its banking subsidiary.

Susquehanna Bank is required to maintain reserves against certain deposit liabilities which may be satisfied with vault cash and balances on deposit with the Federal Reserve Bank of Philadelphia. During the reserve maintenance periods that included December 31, 2013 and 2012, cash and due from banks included a daily average balance of $112,296 and $128,540, respectively, for such periods.

Under current Federal Reserve regulations, Susquehanna Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries. Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses. Loans from Susquehanna Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines. At December 31, 2013, there were no loans from the bank to any nonbank affiliate, including the parent company.

Valley Forge Asset Management Corp. is required to maintain minimum net worth capital and is governed by the FINRA and the SEC. As of December 31, 2013, this subsidiary met its minimum regulatory capital requirement.

24.	Condensed Financial Statements of Parent Company

Balance Sheets

	December 31,
	2013	2012
Assets
Cash in subsidiary banks	$22,361	$285
Investments in and receivables from consolidated subsidiaries	3,061,184	2,996,307
Other investment securities	31,201	6,181
Premises and equipment, net	6,965	3,837
Other assets	58,619	90,333

Total assets	$3,180,330	$3,096,943

Liabilities and Shareholders’ Equity
Long-term debt	$225,000	$225,000
Junior subordinated debentures	155,002	154,927
Other liabilities	82,741	121,107

Total liabilities	462,743	501,034
Shareholders’ equity	2,717,587	2,595,909

Total liabilities and shareholders’ equity	$3,180,330	$3,096,943

Statements of Income

	Years Ended December 31,
	2013	2012	2011
Income:
Dividends from bank subsidiary	$180,500	$185,500	$0
Dividends from nonbank subsidiaries	7,300	3,025	4,700
(Losses) gains on sales of investment securities	(23)	0	(39)
Interest and management fees from bank subsidiary	87,262	83,009	69,568
Interest and management fees from nonbank subsidiaries	5,109	5,742	2,162
Other	2,141	2,730	1,080

Total income	282,289	280,006	77,471

Expenses:
Interest	14,551	25,358	31,881
Other	107,993	121,073	95,906

Total expenses	122,544	146,431	127,787

Income before taxes and equity in undistributed income of subsidiaries	159,745	133,575	(50,316)
Benefit from income taxes	(943)	(2,154)	(5,320)
Equity in undistributed net income of subsidiaries	12,991	5,443	99,901

Net Income	$173,679	$141,172	$54,905

Statements of Comprehensive Income

	Years ended December 31,
	2013	2012	2011
Net Income	$173,679	$141,172	$54,905

Other comprehensive income (loss):

Change in unrealized (loss) gain on securities available for sale	(41)	2	60
Tax effect and reclassification adjustment	14	(1)	(21)

	(27)	1	39

Changes in postretirement benefit obligations	25,992	(8,967)	(11,684)
Tax effect	(9,097)	3,138	4,090

	16,895	(5,829)	(7,594)

Total other comprehensive income (loss)	16,868	(5,828)	(7,555)

Total comprehensive income	$190,547	$135,344	$47,350

Statements of Cash Flow

	Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$173,679	$141,172	$54,905
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,507	2,168	3,758
Realized loss on sale of available-for-sale securities	0	0	39
Equity in undistributed net income of subsidiaries	(12,991)	(5,443)	(99,901)
Other, net	3,755	14,956	6,738

Net cash provided by (used in) operating activities	168,950	152,853	(34,461)

Cash Flows from Investing Activities:
Purchase of investment securities	(25,125)	0	(1,500)
Proceeds from the sale/maturities of investment securities	0	0	1,461
Capital expenditures	(4,556)	(5,162)	(1,400)
Net investment in subsidiaries	(79,500)	60,364	48,873
Acquisitions	0	(45,005)	(4)

Net cash (used in) provided by investing activities	(109,181)	10,197	47,430

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	7,888	6,181	4,368
Redemption of warrant	0	0	(5,269)
Proceeds from issuance of long-term debt	0	149,025	0
Repayment of long-term debt	0	(266,088)	0
Purchase of treasury stock	(681)	(587)	(860)
Dividends paid	(44,900)	(51,393)	(11,212)

Net cash used in financing activities	(37,693)	(162,862)	(12,973)

Net change in cash and cash equivalents	22,076	188	(4)
Cash and cash equivalents at January 1,	285	97	101

Cash and cash equivalents at December 31,	$22,361	$285	$97

25.	Summary of Quarterly Financial Data (Unaudited)

	2013
Quarter Ended	March 31	June 30	September 30	December 31
Interest income	$175,400	$174,411	$171,077	$167,494
Interest expense	26,194	26,314	25,128	24,806

Net interest income	149,206	148,097	145,949	142,688
Provision for loan and lease losses	12,000	12,000	5,000	2,000

Net interest income after provision for loan and lease losses	137,206	136,097	140,949	140,688
Noninterest income	42,644	49,076	41,343	50,666
Noninterest expense	117,729	119,738	117,701	135,672

Income before income taxes	62,121	65,435	64,591	55,682
Provision for income taxes	19,722	19,787	20,300	14,341

Net income	$42,399	$45,648	$44,291	$41,341

Earnings per common share:
Basic	$0.23	$0.24	$0.24	$0.22
Diluted	$0.23	$0.24	$0.24	$0.22

	2012
Quarter Ended	March 31	June 30	September 30	December 31
Interest income	$165,936	$183,859	$181,069	$179,766
Interest expense	31,814	31,189	31,927	24,462

Net interest income	134,122	152,670	149,142	155,304
Provision for loan and lease losses	19,000	16,000	16,000	13,000

Net interest income after provision for loan and lease losses	115,122	136,670	133,142	142,304
Noninterest income	39,515	39,811	43,661	43,772
Noninterest expense	120,355	121,475	122,910	125,277

Income before income taxes	34,282	55,006	53,893	60,799
Provision for income taxes	10,809	17,213	17,161	17,625

Net income	$23,473	$37,793	$36,732	$43,174

Earnings per common share:
Basic	$0.14	$0.20	$0.20	$0.23
Diluted	$0.14	$0.20	$0.20	$0.23

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

Management of Susquehanna Bancshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), management concluded that our internal control over financial reporting was effective as of December 31, 2013. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Susquehanna

Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Susquehanna Bancshares, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 28, 2014

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operating effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Management’s Responsibility for Financial Statements and Report on Internal Control over Financial Reporting are included in Part II, Item 8, “Financial Statements and Supplementary Data,” and are incorporated by reference herein.

Changes in Internal Controls. There was no change in Susquehanna’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Susquehanna’s internal control over financial reporting. Additionally, there were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses in internal controls that would require corrective action.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain portions of the information required by this Item will be included in the Proxy Statement for the 2014 annual meeting in the Election of Directors section, the Corporate Governance section, the Director Compensation section, the Executive Officer Compensation section, and the Compliance with Section 16(a) of the Exchange Act section, each of which sections is incorporated herein by reference. The information concerning our executive officers required by this Item is provided under the caption “Executive Officers” in Item 1, Part I of this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item will be included in the Proxy Statement for the 2014 annual meeting in the Director Compensation section and the Executive Officer Compensation section, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item will be included in the Proxy Statement for the 2014 annual meeting in the Security Ownership of Certain Beneficial Owners and Holdings of Susquehanna’s Management section and the Executive Officer Compensation — Equity Compensation Plan Information section, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included in the Proxy Statement for the 2014 annual meeting in the Certain Relationships and Related Person Transactions section and the Corporate Governance — Board Independence section, each of which sections is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be included in the Proxy Statement for the 2014 annual meeting in the Annual Audit Information — Fees Billed by Independent Registered Public Accounting Firm to Susquehanna section, and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements. See Item 7 of this report for the consolidated financial statements of Susquehanna and its subsidiaries (including the index to financial statements).

Financial Statement Schedules. Not Applicable.

Exhibits 2.1-99.2. A list of the Exhibits to this Form 10-K is set forth in (b) below.

(b)	Exhibits.

	(3)	3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Quarterly Report on Form 10-Q, filed August 8, 2011.

		3.1.a	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Susquehanna, incorporated by reference to Exhibit 3.1 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

		3.2	Amended and Restated Bylaws, dated December 10, 2013, incorporated by reference to Exhibit 3.1 to Susquehanna’s Current Report on Form 8-K, filed December 13, 2013.

	(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

		4.1	Indenture, dated as of November 4, 2002, by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

		4.2	Indenture, dated as of August 13, 2012, between Susquehanna Bancshares, Inc. and The New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 in Susquehanna’s Current Report on Form 8-K, filed August 8, 2012.

		4.3	First Supplemental Indenture, dated as of August 13, 2012, between Susquehanna Bancshares, Inc. and The New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to Susquehanna’s Current Report on Form 8-K, filed August 8, 2012.

		4.4	Form of Note (included in Exhibit 4.3 above), incorporated by reference to Exhibit 4.2 to Susquehanna’s Current Report on Form 8-K, filed August 8, 2012.

	(10)	Material Contracts.

		10.1	Employment Agreement, as amended and restated effective December 28, 2012, between Susquehanna and William J. Reuter, incorporated by reference to Exhibit 10.1 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.**

		10.2	Employment Agreement, as amended and restated effective December 28, 2012, between Susquehanna and Drew K. Hostetter, incorporated by reference to Exhibit 10.2 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.**

		10.3	Employment Agreement, as amended and restated effective December 28, 2012, between Susquehanna and Gregory A. Duncan, incorporated by reference to Exhibit 10.3 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.**

10.4	Employment Agreement, as amended and restated effective December 21, 2012, between Susquehanna and Michael M. Quick, incorporated by reference to Exhibit 10.4 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.**

10.5	Employment Agreement, dated June 20, 2011, between Susquehanna and Andrew Samuel, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed February 21, 2012.*

10.6	Recoupment Policy with Respect to Incentive Awards, incorporated by reference to Exhibit 10.22 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.7	Susquehanna’s Executive Deferred Income Plan, effective January 1, 2009, incorporated by reference to Exhibit 10.21 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.8	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 2012, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed August 27, 2012.*

10.9	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement, incorporated by reference to Exhibit 10(v) to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.10	Community Banks, Inc. Survivor Income Agreement, including Split Dollar Addendum to Community Banks, Inc. Survivor Income Agreement, incorporated by reference to Exhibit 10.18 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.11	Susquehanna’s Key Employee Severance Pay Plan, amended and restated as of January 14, 2014, attached hereto as Exhibit 10.11. Filed herewith.

10.12	Susquehanna’s Amended and Restated 2005 Equity Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*

10.13	Form of Restricted Stock Unit Grant Agreement for Susquehanna’s senior executive officers, incorporated by reference to Exhibit 10.29 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.14	Form of Amended and Restated 2005 Equity Compensation Plan Amended and Restated Restricted Stock Agreement for Susquehanna’s executive officers, incorporated by reference to Exhibit 10.30 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.15	Form of Amended and Restated 2005 Equity Compensation Plan Restricted Stock Agreement for Susquehanna’s executives, incorporated by reference to Exhibit 10.31 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.16	Form of Amended and Restated 2005 Equity Compensation Plan Restricted Stock Agreement for Susquehanna’s directors, incorporated by reference to Exhibit 10.32 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.17	Form of Amended and Restated 2005 Equity Compensation Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.33 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.18	Susquehanna’s Equity Compensation Plan, incorporated by reference to Exhibit 10.17 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

10.19	Susquehanna’s Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.20	Form of Susquehanna’s Long Term Incentive Plan Restricted Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.2 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.21	Form of Susquehanna’s Long Term Incentive Plan Nonqualified Stock Option Grant Agreement, incorporated by reference to Exhibit 10.3 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.22	Susquehanna’s Short Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Susquehanna’s Current Report on Form 8-K, filed August 3, 2012.*

10.23	Restricted Stock Unit Agreement for awards granted to Messrs, Reuter, Hostetter, Duncan, and Quick, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed June 22, 2012.*

10.24	Community Banks, Inc. 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.1 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

10.25	Director Compensation Schedule, effective January 1, 2014. Filed herewith.*

10.26	Community Banks, Inc. Directors Stock Option Plan, incorporated by reference to Exhibit 99.2 to Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

10.27	The Farmers and Merchants National Bank of Hagerstown Executive Supplemental Income Plan, dated March 6, 1984, incorporated by reference to Exhibit 10.28 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.28	First Amendment to Employment Agreement, dated as of December 10, 2013, by and between Susquehanna and William J. Reuter, incorporated by reference to Exhibit 99.1 to Susquehanna’s Current Report on Form 8-K, filed December 13, 2013*

10.29	2010 Amended and Restated Servicing Agreement between and among Auto Lenders Liquidation Center, Inc., Boston Service Company, Inc., d/b/a Hann Financial Service Corp., Susquehanna Auto Lease Exchange, LLC and SALE NYC, LLC, dated December 22, 2010, incorporated by reference to Exhibit 10.41 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. First Amendment to the 2010 Amended and Restated Servicing Agreement, dated December 21, 2011, incorporated by reference to Exhibit 10.48 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Second Amendment to the 2010 Amended and Restated Servicing Agreement, effective as of December 31, 2012, incorporated by reference to Exhibit 10.29 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.30	Abington Bancorp, Inc. Amended and Restated 2005 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, filed October 13, 2011 (File No. 333-172626).*

10.31	Abington Bancorp, Inc. 2007 Stock Option Plan, incorporated by reference to Exhibit 99.2 to Susquehanna’s Post- Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, filed October 13, 2011 (File No. 333-172626).*

10.32	Form of Split Dollar Insurance Agreement between Abington Bank and each of Robert W. White, Thomas J. Wasekanes, Frank Kovalcheck, Jack J. Sandoski and Eric L. Golden, incorporated by reference to Exhibit 10.51 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.33	Tower Bancorp, Inc. Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 99.1 to Tower Bancorp, Inc.’s Registration Statement on Form S-8, filed November 20, 1997 (File No. 333-40661).*

10.34	Graystone Financial Corp. 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to Tower Bancorp, Inc.’s Current Report on Form 8-K, filed March 31, 2009.*

10.35	American Home Bank, National Association 2001 Stock Option Incentive Plan, incorporated by reference to Exhibit 10.37 to First Chester County Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.36	First Chester County Corporation Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.36 to Tower Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.37	Susquehanna Bancshares, Inc. Short-Term Incentive Plan (effective as of January 1, 2013), incorporated by reference to Exhibit 10.1 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.*

10.38	Employment Agreement, effective as of June 6, 2012, between Susquehanna and Michael W. Harrington, incorporated by reference to Exhibit 10.2 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.*

10.39	Susquehanna Bancshares, Inc. 2013 Omnibus Equity Compensation Plan, incorporated by reference to Annex A to Susquehanna’s Proxy Statement on Schedule 14-A, filed March 22, 2013.*

10.40	Form of Restricted Stock Unit Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan), incorporated by reference to Exhibit 10.2 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

10.41	Form of Performance Stock Unit Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan), incorporated by reference to Exhibit 10.3 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

10.42	Form of Nonqualified Stock Option Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan), incorporated by reference to Exhibit 10.4 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

10.43	Form of Restricted Stock Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan), incorporated by reference to Exhibit 10.5 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

10.44	Purchase Agreement dated December 23, 2013, by and among Susquehanna Bank and buyers named therein incorporated by reference to Exhibit 99.1 to Susquehanna’s Current Report on Form 8-K, filed December 26, 2013.**

10.45	Form of 15-Year Lease Agreement, dated as of December 23, 2013 by and between Susquehanna Landlord, LLC, as landlord, and Susquehanna Bank, as tenant, incorporated by reference to Exhibit 99.2 to Susquehanna’s Current Report on Form 8-K, filed December 26, 2013.***

10.46	Form of 26-Year Lease Agreement, dated as of December 23, 2013, by and between Susquehanna Landlord, LLC, as landlord, and Susquehanna Bank, as tenant, incorporated by reference to Exhibit 99.3 to Susquehanna’s Current Report on Form 8-K, filed December 26, 2013.***

	10.47	Employment Agreement, dated as of December 23, 2013, by and between Susquehanna and Carl D. Lundblad. Filed herewith.*

	10.48	Employment Agreement, dated as of December 20, 2013, effective as of January 6, 2014, by and between Susquehanna and Kevin J. Burns. Filed herewith.*

(14)	Code of Ethics

	14.1	A copy of Susquehanna’s Code of Ethics is available on Susquehanna’s website at www.susquehanna.net. Click on “Investor Relations,” then “Governance Documents,” then “Code of Ethics of Susquehanna Bancshares, Inc.”

(21)	Subsidiaries of the registrant. Incorporated by reference to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

(23)	Consent of PricewaterhouseCoopers, LLP. Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

	31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. Filed herewith.

	31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. Filed herewith.

(32)	Section 1350 Certifications. Filed herewith.

Additional Exhibits

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.
**	In accordance with Regulation S-K Item 6.01(b)(2), Susquehanna agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.
***	The lease agreements are identical except for property descriptions and location information. Accordingly, in accordance with Instruction 2 to Regulation S-K Item 6.01(a) Susquehanna has filed forms of the agreements.
❖	Pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. Susquehanna agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

(c) Financial Statement Schedule. None Required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

By:	/s/ WILLIAM J. REUTER
William J. Reuter, Chairman of the Board and Chief Executive Officer

Dated: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. REUTER (William J. Reuter)	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014

/s/ MICHAEL W. HARRINGTON (Michael W. Harrington)	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2014

/s/ ANTHONY J. AGNONE, SR. (Anthony J. Agnone, Sr.)	Director	February 27, 2014

/s/ WAYNE E. ALTER, JR. (Wayne E. Alter, Jr.)	Director	February 27, 2014

/s/ HENRY R. GIBBEL (Henry R. Gibbel)	Director	February 27, 2014

/s/ BRUCE A. HEPBURN (Bruce A. Hepburn)	Director	February 27, 2014

/s/ DONALD L. HOFFMAN (Donald L. Hoffman)	Director	February 27, 2014

/s/ SARA G. KIRKLAND (Sara G. Kirkland)	Director	February 27, 2014

/s/ JEFFREY F. LEHMAN. (Jeffrey F. Lehman.)	Director	February 27, 2014

/s/ MICHAEL A. MORELLO (Michael A. Morello)	Director	February 27, 2014

SECURITIES AND EXCHANGE COMMISSION

SUSQUEHANNA BANCSHARES, INC.

Form 10-K, December 31, 2013

[SIGNATURES CONTINUED]

/s/ SCOTT J. NEWKAM (Scott J. Newkam)	Director	February 27, 2014

/s/ ROBERT E. POOLE, JR. (Robert E. Poole, Jr.)	Director	February 27, 2014

/s/ ANDREW S. SAMUEL (Andrew S. Samuel)	Director	February 27, 2014

/s/ CHRISTINE SEARS (Christine Sears)	Director	February 27, 2014

/s/ JAMES A. ULSH (James A. Ulsh)	Director	February 27, 2014

Exhibit Index

Exhibits.

(3)	3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Quarterly Report on Form 10-Q, filed August 8, 2011.

	3.1.a	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Susquehanna, incorporated by reference to Exhibit 3.1 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

	3.2	Amended and Restated Bylaws, dated December 10, 2013, incorporated by reference to Exhibit 3.1 to Susquehanna’s Current Report on Form 8-K, filed December 13, 2013.

(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

	4.1	Indenture, dated as of November 4, 2002, by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

	4.2	Indenture, dated as of August 13, 2012, between Susquehanna Bancshares, Inc. and The New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 in Susquehanna’s Current Report on Form 8-K, filed August 8, 2012.

	4.3	First Supplemental Indenture, dated as of August 13, 2012, between Susquehanna Bancshares, Inc. and The New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to Susquehanna’s Current Report on Form 8-K, filed August 8, 2012.

	4.4	Form of Note (included in Exhibit 4.3 above), incorporated by reference to Exhibit 4.2 to Susquehanna’s Current Report on Form 8-K, filed August 8, 2012.

(10)	Material Contracts.

	10.1	Employment Agreement, as amended and restated effective December 28, 2012, between Susquehanna and William J. Reuter, incorporated by reference to Exhibit 10.1 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.**

	10.2	Employment Agreement, as amended and restated effective December 28, 2012, between Susquehanna and Drew K. Hostetter, incorporated by reference to Exhibit 10.2 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.**

	10.3	Employment Agreement, as amended and restated effective December 28, 2012, between Susquehanna and Gregory A. Duncan, incorporated by reference to Exhibit 10.3 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.**

	10.4	Employment Agreement, as amended and restated effective December 21, 2012, between Susquehanna and Michael M. Quick, incorporated by reference to Exhibit 10.4 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.**

	10.5	Employment Agreement, dated June 20, 2011, between Susquehanna and Andrew Samuel, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed February 21, 2012.*

	10.6	Recoupment Policy with Respect to Incentive Awards, incorporated by reference to Exhibit 10.22 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.7	Susquehanna’s Executive Deferred Income Plan, effective January 1, 2009, incorporated by reference to Exhibit 10.21 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.8	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 2012, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed August 27, 2012.*

10.9	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement, incorporated by reference to Exhibit 10(v) to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.10	Community Banks, Inc. Survivor Income Agreement, including Split Dollar Addendum to Community Banks, Inc. Survivor Income Agreement, incorporated by reference to Exhibit 10.18 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.11	Susquehanna’s Key Employee Severance Pay Plan, amended and restated as of January 14, 2014, attached hereto as Exhibit 10.11. Filed herewith.

10.12	Susquehanna’s Amended and Restated 2005 Equity Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*

10.13	Form of Restricted Stock Unit Grant Agreement for Susquehanna’s senior executive officers, incorporated by reference to Exhibit 10.29 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.14	Form of Amended and Restated 2005 Equity Compensation Plan Amended and Restated Restricted Stock Agreement for Susquehanna’s executive officers, incorporated by reference to Exhibit 10.30 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.15	Form of Amended and Restated 2005 Equity Compensation Plan Restricted Stock Agreement for Susquehanna’s executives, incorporated by reference to Exhibit 10.31 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.16	Form of Amended and Restated 2005 Equity Compensation Plan Restricted Stock Agreement for Susquehanna’s directors, incorporated by reference to Exhibit 10.32 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.17	Form of Amended and Restated 2005 Equity Compensation Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.33 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.18	Susquehanna’s Equity Compensation Plan, incorporated by reference to Exhibit 10.17 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

10.19	Susquehanna’s Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.20	Form of Susquehanna’s Long Term Incentive Plan Restricted Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.2 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.21	Form of Susquehanna’s Long Term Incentive Plan Nonqualified Stock Option Grant Agreement, incorporated by reference to Exhibit 10.3 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.22	Susquehanna’s Short Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Susquehanna’s Current Report on Form 8-K, filed August 3, 2012.*

10.23	Restricted Stock Unit Agreement for awards granted to Messrs, Reuter, Hostetter, Duncan, and Quick, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed June 22, 2012.*

10.24	Community Banks, Inc. 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.1 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

10.25	Director Compensation Schedule, effective January 1, 2014. Filed herewith.*

10.26	Community Banks, Inc. Directors Stock Option Plan, incorporated by reference to Exhibit 99.2 to Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

10.27	The Farmers and Merchants National Bank of Hagerstown Executive Supplemental Income Plan, dated March 6, 1984, incorporated by reference to Exhibit 10.28 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.28	First Amendment to Employment Agreement, dated as of December 10, 2013, by and between Susquehanna and William J. Reuter, incorporated by reference to Exhibit 99.1 to Susquehanna’s Current Report on Form 8-K, filed December 13, 2013.*

10.29	2010 Amended and Restated Servicing Agreement between and among Auto Lenders Liquidation Center, Inc., Boston Service Company, Inc., d/b/a Hann Financial Service Corp., Susquehanna Auto Lease Exchange, LLC and SALE NYC, LLC, dated December 22, 2010, incorporated by reference to Exhibit 10.41 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. First Amendment to the 2010 Amended and Restated Servicing Agreement, dated December 21, 2011, incorporated by reference to Exhibit 10.48 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Second Amendment to the 2010 Amended and Restated Servicing Agreement, effective as of December 31, 2012, incorporated by reference to Exhibit 10.29 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.30	Abington Bancorp, Inc. Amended and Restated 2005 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, filed October 13, 2011 (File No. 333-172626).*

10.31	Abington Bancorp, Inc. 2007 Stock Option Plan, incorporated by reference to Exhibit 99.2 to Susquehanna’s Post- Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, filed October 13, 2011 (File No. 333-172626).*

10.32	Form of Split Dollar Insurance Agreement between Abington Bank and each of Robert W. White, Thomas J. Wasekanes, Frank Kovalcheck, Jack J. Sandoski and Eric L. Golden, incorporated by reference to Exhibit 10.51 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.33	Tower Bancorp, Inc. Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 99.1 to Tower Bancorp, Inc.’s Registration Statement on Form S-8, filed November 20, 1997 (File No. 333-40661).*

10.34	Graystone Financial Corp. 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to Tower Bancorp, Inc.’s Current Report on Form 8-K, filed March 31, 2009.*

10.35	American Home Bank, National Association 2001 Stock Option Incentive Plan, incorporated by reference to Exhibit 10.37 to First Chester County Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

	10.36	First Chester County Corporation Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.36 to Tower Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

	10.37	Susquehanna Bancshares, Inc. Short-Term Incentive Plan (effective as of January 1, 2013), incorporated by reference to Exhibit 10.1 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.*

	10.38	Employment Agreement, effective as of June 6, 2012, between Susquehanna and Michael W. Harrington, incorporated by reference to Exhibit 10.2 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.*

	10.39	Susquehanna Bancshares, Inc. 2013 Omnibus Equity Compensation Plan, incorporated by reference to Annex A to Susquehanna’s Proxy Statement on Schedule 14-A, filed March 22, 2013.*

	10.40	Form of Restricted Stock Unit Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan), incorporated by reference to Exhibit 10.2 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

	10.41	Form of Performance Stock Unit Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan), incorporated by reference to Exhibit 10.3 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

	10.42	Form of Nonqualified Stock Option Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan), incorporated by reference to Exhibit 10.4 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

	10.43	Form of Restricted Stock Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan), incorporated by reference to Exhibit 10.5 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

	10.44	Purchase Agreement dated December 23, 2013, by and among Susquehanna Bank and buyers named therein, incorporated by reference to Exhibit 99.1 to Susquehanna’s Current Report on Form 8-K, filed December 26, 2013.**

	10.45	Form of 15-Year Lease Agreement, dated as of December 23, 2013 by and between Susquehanna Landlord, LLC, as landlord, and Susquehanna Bank, as tenant, incorporated by reference to Exhibit 99.2 to Susquehanna’s Current Report on Form 8-K, filed December 26, 2013.***

	10.46	Form of 26-Year Lease Agreement, dated as of December 23, 2013, by and between Susquehanna Landlord, LLC, as landlord, and Susquehanna Bank, as tenant, incorporated by reference to Exhibit 99.3 to Susquehanna’s Current Report on Form 8-K, filed December 26, 2013.***

	10.47	Employment Agreement, dated as of December 23, 2013, by and between Susquehanna and Carl D. Lundblad. Filed herewith.*

	10.48	Employment Agreement, dated as of December 20, 2013, effective as of January 6, 2014, by and between Susquehanna and Kevin J. Burns. Filed herewith.*

(14)	Code of Ethics

	14.1	A copy of Susquehanna’s Code of Ethics is available on Susquehanna’s website at www.susquehanna.net. Click on “Investor Relations,” then “Governance Documents,” then “Code of Ethics of Susquehanna Bancshares, Inc.”

(21)	Subsidiaries of the registrant. Incorporated by reference to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

(23)	Consent of PricewaterhouseCoopers, LLP. Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

	31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. Filed herewith.

	31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. Filed herewith.

(32)	Section 1350 Certifications. Filed herewith.

Additional Exhibits

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.
**	In accordance with Regulation S-K Item 6.01(b)(2), Susquehanna agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.
***	The lease agreements are identical except for property descriptions and location information. Accordingly, in accordance with

Instruction 2 to Regulation S-K Item 6.01(a) Susquehanna has filed forms of the agreements.

❖	Pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. Susquehanna agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.