Form 10-K/A
period 2013-12-31
SUSQUEHANNA BANCSHARES INC
filed 2014-03-03
CIK 700863

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $2,371,163,032 as of June 28, 2013, based upon the closing price quoted on the Nasdaq Global Select Market for such date. Shares of common stock held by each executive officer and director have been excluded because such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of shares issued and outstanding of the registrant’s common stock as of February 17, 2014, was 187,457,535.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 2, 2014 are incorporated by reference into Part III of this Annual Report.

Explanatory Note

On March 3, 2014, Susquehanna Bancshares, Inc. (“Susquehanna”) filed its Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2013. Due to a filing error, certain Notes to the Consolidated Financial Statements were omitted from the data contained in the XBRL Interactive Data exhibit to the Form 10-K although all such Notes to the Consolidated Financial Statements were included in the body of the Form 10-K. The sole purpose of this amendment is to file a corrected version of the XBRL Interactive Data contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

By:	/S/ WILLIAM J. REUTER
William J. Reuter, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ MICHAEL W. HARRINGTON
Michael W. Harrington, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: March 3, 2014

Exhibit Index

Exhibit Numbers Description and Method of Filing

(b)	Exhibits.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document