Form 10-Q
period 2014-03-31
SUSQUEHANNA BANCSHARES INC
filed 2014-05-08
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

or

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

Yes  ☐    No  ☒

As of April 25, 2014, there were 187,626,109 shares of the registrant’s common stock outstanding, par value $2.00 per share.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
	March 31,	December 31,
	2014	2013
	(in thousands, except share data)
Assets
Cash and due from banks	$389,793	$305,357
Unrestricted short-term investments	24,768	37,967
Cash and cash equivalents	414,561	343,324
Interest-bearing deposits held by consolidated variable interest entities that can be used only to
settle obligations of the consolidated variable interest entities	1,689	2,347
Restricted short-term investments	42,993	42,913
Securities available for sale	2,299,235	2,375,224
Restricted investment in bank stocks	146,087	158,232
Loans and leases, net of deferred costs and fees	13,505,746	13,503,392
Loans held by consolidated variable interest entities that can be used only to settle obligations of
the consolidated variable interest entities	69,549	72,694
Less: Allowance for loan and lease losses	154,150	157,608
Net loans and leases	13,421,145	13,418,478
Premises and equipment, net	170,349	173,542
Other real estate and foreclosed assets	12,943	17,573
Accrued interest receivable	41,594	41,690
Bank-owned life insurance	449,778	449,320
Goodwill	1,275,439	1,275,439
Intangible assets with finite lives	30,303	32,262
Deferred income tax assets	5,216	6,472
Other assets	128,350	136,673
Total Assets	$18,439,682	$18,473,489
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$1,880,284	$1,913,526
Interest-bearing	11,199,239	10,955,846
Total deposits	13,079,523	12,869,372
Federal Home Loan Bank short-term borrowings	1,150,000	1,450,000
Other short-term borrowings	584,664	555,740
Federal Home Loan Bank long-term borrowings	79,296	81,282
Other long-term debt	250,224	250,227
Junior subordinated debentures	155,022	155,002
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to
Susquehanna’s general credit	43,275	48,031
Accrued interest, taxes, and expenses payable	69,404	82,150
Deferred income tax liabilities	75,911	70,308
Other liabilities	197,164	193,790
Total Liabilities	15,684,483	15,755,902
Shareholders’ equity:
Common stock, $2.00 par value, 400,000,000 shares authorized; Issued: 187,922,762 at
March 31, 2014, and 187,676,711 at December 31, 2013	375,845	375,353
Treasury stock, at cost, 332,289 at March 31, 2014, and 313,568 at December 31, 2013	(2,735)	(2,531)
Additional paid-in capital	1,654,357	1,652,116
Retained earnings	766,381	744,215
Accumulated other comprehensive loss, net of taxes of $21,734 and $25,039, respectively	(38,649)	(51,566)
Total Shareholders’ Equity	2,755,199	2,717,587
Total Liabilities and Shareholders’ Equity	$18,439,682	$18,473,489

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
	Three Months Ended
	March 31,
	2014	2013
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$149,538	$160,344
Securities:
Taxable	9,648	10,260
Tax-exempt	3,501	3,594
Dividends	1,765	1,166
Short-term investments	19	36
Total interest income	164,471	175,400

Interest Expense:
Deposits:
Interest-bearing demand and savings	3,962	4,901
Time	9,628	11,232
Federal Home Loan Bank short-term borrowings	4,621	3,371
Other short-term borrowings	2,100	2,153
Federal Home Loan Bank long-term borrowings	245	301
Other long-term debt	3,851	4,236
Total interest expense	24,407	26,194
Net interest income	140,064	149,206
Provision for loan and lease losses	6,000	12,000
Net interest income, after provision for loan and lease losses	134,064	137,206

Noninterest Income:
Service charges on deposit accounts	9,000	8,672
Vehicle origination and servicing fees	2,968	3,354
Wealth management commissions and fees	12,719	12,390
Commissions on property and casualty insurance sales	5,666	4,542
Other commissions and fees	5,035	4,328
Income from bank-owned life insurance	1,637	1,508
Mortgage banking revenue	2,410	4,110
Capital markets revenue	1,240	902
Net realized gain (loss) on sales and impairment of securities	(8)	18
Other	1,422	2,820
Total noninterest income	42,089	42,644

Noninterest Expenses:
Salaries and employee benefits	65,581	62,614
Occupancy	13,847	11,215
Furniture and equipment	3,944	3,578
Professional and technology services	6,070	5,729
Advertising and marketing	3,576	3,300
FDIC insurance	5,121	3,798
Legal fees	1,527	1,870
Amortization of intangible assets	2,539	3,268
Vehicle lease disposal	2,251	1,290
Other	18,576	21,067
Total noninterest expenses	123,032	117,729

Income before income taxes	53,121	62,121
Provision for income taxes	15,959	19,722
Net Income	$37,162	$42,399
Earnings per common share:
Basic	$0.20	$0.23
Diluted	$0.20	$0.23
Cash dividends per common share	$0.08	$0.00
Average common shares outstanding:
Basic	187,455	186,607
Diluted	188,378	187,442
The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,

	2014	2013
	(in thousands)

Net Income	$37,162	$42,399

Other comprehensive income (loss):

Change in unrealized gain (loss) on securities available for sale	16,121	(6,171)
Tax effect and reclassification adjustment	(5,807)	2,179
	10,314	(3,992)

Non-credit related unrealized loss on other-than-temporarily impaired debt securities	0	(292)
Tax effect	0	107
	0	(185)

Change in unrealized gain on cash flow hedges	4,100	4,405
Tax effect	(1,497)	(1,608)
	2,603	2,797

Changes in postretirement benefit obligations	0	(26)
Tax effect	0	9
	0	(17)

Total other comprehensive income (loss)	12,917	(1,397)
Total comprehensive income	$50,079	$41,002

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Cash Flows from Operating Activities:
Net income	$37,162	$42,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	19,540	13,376
Provision for loan and lease losses	6,000	12,000
Stock compensation expense	1,569	804
Realized loss (gain) on available-for-sale securities, net	8	(18)
Deferred income tax (benefit) expense	(445)	13,618
Gain on sale of loans and leases	(1,933)	(4,878)
(Gain) loss on sale of foreclosed assets	(29)	225
(Gain) loss on sale of fixed assets	(53)	280
Mortgage loans originated for sale	(87,790)	(132,464)
Proceeds from sale of mortgage loans originated for sale	92,557	150,876
Increase in cash surrender value of bank-owned life insurance	(1,445)	(1,296)
Decrease (increase) in accrued interest receivable	96	(3,898)
Decrease in accrued interest payable	(1,126)	(1,246)
Decrease in accrued expenses and taxes payable	(11,620)	(19,297)
Other, net	14,996	9,977
Net cash provided by operating activities	67,487	80,458
Cash Flows from Investing Activities:
Net decrease in restricted short-term investments	578	7,302
Activity in available-for-sale securities:
Sales	42	12,770
Maturities, repayments, and calls	87,667	154,037
Purchases	0	(24,139)
Net decrease in restricted investment in bank stock	12,145	460
Net increase in loans and leases	(23,403)	(139,389)
Purchase of bank-owned life insurance	0	(2,694)
Proceeds from bank-owned life insurance	987	3,909
Proceeds from sale of foreclosed assets	6,727	5,733
Additions to premises and equipment, net	(955)	(878)
Net cash (used in) provided by investing activities	83,788	17,111
Cash Flows from Financing Activities:
Net increase in deposits	211,355	111,386
Net increase (decrease) in other short-term borrowings	28,924	(31,326)
Net decrease in short-term FHLB borrowings	(300,000)	(150,000)
Repayment of long-term FHLB borrowings	(1,522)	(4,038)
Repayment of long-term debt	(4,759)	(11,861)
Proceeds from issuance of common stock	1,164	1,795
Purchase of treasury stock	(204)	(21)
Cash dividends paid	(14,996)	0
Net cash provided by (used in) financing activities	(80,038)	(84,065)
Net change in cash and cash equivalents	71,237	13,504
Cash and cash equivalents at January 1	343,324	316,592
Cash and cash equivalents at March 31	$414,561	$330,096
Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$25,532	$27,441
Income tax payments (refunds)	2,384	(24,441)
Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	$3,549	$3,511
Securities sold not settled	0	22,320
The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements Of Changes In Shareholders’ Equity (Unaudited)
(In thousands, except share data)

						Accumulated
	Shares of			Additional		Other
	Common	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total
Balance at January 1, 2013	186,811,642	$373,623	$(1,850)	$1,645,958	$615,436	$(37,258)	$2,595,909
Total comprehensive income					42,399	(1,397)	41,002
Issuance of common stock and share-based awards under employee
benefit plans	247,379	495		2,104			2,599
Treasury stock purchased			(21)				(21)
Balance at March 31, 2013	187,059,021	$374,118	$(1,871)	$1,648,062	$657,835	$(38,655)	$2,639,489

Balance at January 1, 2014	187,676,711	$375,353	$(2,531)	$1,652,116	$744,215	$(51,566)	$2,717,587
Total comprehensive income					37,162	12,917	50,079
Issuance of common stock and share-based awards under employee
benefit plans	246,051	492		2,241			2,733
Treasury stock purchased			(204)				(204)
Cash dividends paid on common stock ($0.08 per share)					(14,996)		(14,996)
Balance at March 31, 2014	187,922,762	$375,845	$(2,735)	$1,654,357	$766,381	$(38,649)	$2,755,199

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 1. Summary of Significant Accounting Policies

The information contained in this report is unaudited.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information.  Certain prior-year amounts have been reclassified to conform to current period.  In the opinion of management, the information reflects all normal recurring adjustments necessary for a fair statement of results for the three months ended March 31, 2014 and 2013. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries ("Susquehanna"), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 78 through 85 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported and contingent amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses; the fair value of financial instruments, such as loans, investment securities, and derivatives; measurement and assessment of goodwill, intangible assets, and other purchase accounting related adjustments; and income tax assets, liabilities and expenses.

Recently Adopted Accounting Guidance

In February 2013, FASB issued ASU 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This ASU requires entities to disclose information regarding reclassification adjustments from accumulated other comprehensive income in their financial statements in a single note or on the face of the financial statements.  ASU 2013-02 is effective for interim and annual reporting periods beginning after December 15, 2012.  The adoption of this guidance, in the first quarter of 2013, did not have a material impact on results of operations or financial condition, however did result in additional disclosures.  For more information about these disclosures, refer to Note 8.  Accumulated Other Comprehensive Income.

In July 2013, FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.  This ASU permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to U.S. Treasury interest rates and the London Interbank Offered Rate.  The amendment also removes the restriction on using different benchmark rates for similar hedges.  The adoption of this guidance, in the third quarter of 2013, did not have a material impact on results of operations, financial condition, or disclosures.  For more information, refer to Note 14.  Fair Value Disclosures.

In July 2013, FASB issued ASU 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This ASU provides clarifying guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  ASU 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013.  The adoption of this amendment, in the first quarter of 2014, did not have a material impact on results of operations or financial condition.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Recently Issued Accounting Guidance

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323) – Accounting for Investments in Qualified Affordable Housing Projects.  This ASU provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  ASU 2014-01 is effective for interim and annual reporting periods beginning after December 15, 2014.  The adoption of this amendment is not expected to have a material impact on the financial condition or results of operations.

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

NOTE 2.  Investment Securities

The amortized cost and fair values of investment securities at March 31, 2014 and December 31, 2013 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At March 31, 2014	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Government agencies	$110,176	$388	$332	$110,232
Obligations of states and political subdivisions	385,404	17,158	2,536	400,026
Agency residential mortgage-backed securities	1,700,182	15,086	13,671	1,701,597
Non-agency residential mortgage-backed securities	567	1	3	565
Commercial mortgage-backed securities	6,187	133	0	6,320
Other structured financial products	25,038	0	13,619	11,419
Other debt securities	43,176	2,219	569	44,826
	2,270,730	34,985	30,730	2,274,985
Other equity securities	24,370	947	1,067	24,250
Total available-for-sale securities	$2,295,100	$35,932	$31,797	$2,299,235

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At December 31, 2013	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Government agencies	$110,227	$343	$422	$110,148
Obligations of states and political subdivisions	389,199	13,386	4,075	398,510
Agency residential mortgage-backed securities	1,786,133	12,163	20,104	1,778,192
Non-agency residential mortgage-backed securities	572	1	8	565
Commercial mortgage-backed securities	8,568	166	0	8,734
Other structured financial products	25,038	0	13,741	11,297
Other debt securities	43,156	1,487	557	44,086
	2,362,893	27,546	38,907	2,351,532
Other equity securities	24,318	557	1,183	23,692
Total available-for-sale securities	$2,387,211	$28,103	$40,090	$2,375,224

At March 31, 2014 and December 31, 2013, investment securities with carrying values of $1,420,413 and $1,512,824, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, agency and non-agency residential mortgage-backed securities, commercial mortgage-backed securities, other structured financial products, other debt

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

securities, and residential and commercial mortgage-backed securities, at March 31, 2014 and December 31, 2013, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
Within one year	$26,301	$26,701	$8,870	$9,005
After one year but within five years	109,683	110,293	129,176	130,091
After five years but within ten years	907,313	912,610	945,637	946,754
After ten years	1,227,433	1,225,381	1,279,210	1,265,682
Total	$2,270,730	$2,274,985	$2,362,893	$2,351,532

Gross realized gains and gross realized losses on investment securities transactions are summarized below. These gains and losses were recognized using the specific identification method and were included in noninterest income.

	Available-for-sale Securities
	Three Months Ended March 31,
	2014	2013
Gross gains	$25	$407
Gross losses	(33)	(1)
Other-than-temporary impairment	0	(388)
Net gains	$(8)	$18

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2014	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$68,200	$332	$0	$0	$68,200	$332
Obligations of states and political subdivisions	62,254	2,289	9,638	247	71,892	2,536
Agency residential mortgage-backed securities	825,040	13,335	8,439	336	833,479	13,671
Non-agency residential mortgage-backed securities	534	3	0	0	534	3
Other structured financial products	0	0	11,419	13,619	11,419	13,619
Other debt securities	0	0	6,477	569	6,477	569
Other equity securities	19,322	178	1,577	889	20,899	1,067
	$975,350	$16,137	$37,550	$15,660	$1,012,900	$31,797

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$68,111	$422	$0	$0	$68,111	$422
Obligations of states and political subdivisions	73,895	3,910	7,025	165	80,920	4,075
Agency residential mortgage-backed securities	1,030,987	20,104	0	0	1,030,987	20,104
Non-agency residential mortgage-backed securities	530	8	0	0	530	8
Other structured financial products	0	0	11,297	13,741	11,297	13,741
Other debt securities	0	0	6,476	557	6,476	557
Other equity securities	19,111	286	1,619	897	20,730	1,183
	$1,192,634	$24,730	$26,417	$15,360	$1,219,051	$40,090

Non-agency residential mortgage-backed securities. At March 31, 2014, Susquehanna held one security that had unrealized losses, but was not rated below investment grade. None of Susquehanna’s non-agency residential mortgage-backed securities were backed by loans identified by the issuer as subprime or Alt-A collateral. Management has analyzed the collateral underlying these securities with respect to defaults, loan to collateral value ratios, current levels of subordination, and geographic concentrations and concluded that none of these securities are other-than-temporarily impaired.

Susquehanna recorded other-than-temporary impairment losses as presented in the following table:

Credit Losses on Non-agency Residential Mortgage-backed and Other Equity Securities for which a
Portion of an Other-than-temporary Impairment was Recognized in Other Comprehensive Income

	Three Months Ended
	March 31,
	2014	2013
Balance - beginning of period	$609	$1,280
Additions:
Amount related to credit losses for which an other-than-temporary
impairment was not previously recognized	0	325
Additional amount related to credit losses for which an other-than-
temporary impairment was previously recognized	0	63
Deletions:
Realized losses	0	34
Balance - end of period	$609	$1,634

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The balance at March 31, 2014 and 2013 includes other-than-temporary impairment of $609 and $512, respectively, for Other Equity Securities.

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

Based on the expected cash flows derived from the model, Susquehanna expects to recover the unrealized loss in accumulated other comprehensive income ($0 and $745 at March 31, 2014 and 2013, respectively). Significant assumptions used in the valuation of these other-than-temporarily impaired securities were as follows:

		Weighted-average (%)
		March 31,
		2014 (1)	2013
	Conditional repayment rate (2)	N/A	10.3%
	Loss severity (3)	N/A	43.0%
	Conditional default rate (4)	N/A	3.8%

(1)	Not applicable as the related securities were sold during 2013.
(2)	Conditional repayment rate represents a rate equal to the proportion of principal balance paid off voluntarily over a certain period of time on an annualized basis.

(3)	Loss severity rates are projected by considering collateral characteristics such as current loan-to-value, original creditworthiness of borrowers (FICO score) and geographic concentration.

(4)

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

Other structured financial products. Susquehanna’s structured financial product investments are comprised of four pooled trust preferred securities which have an aggregate unrealized loss of $13,619 and $15,072 at March 31, 2014 and 2013, respectively. All of these securities are below investment grade but are of a more senior tranche of the specific issue. Susquehanna has contracted with a third party financial advisory firm (“third party firm”) to assist in its valuation and other-than-temporary impairment analysis of its structured financial product investments. In addition to the valuation work performed by a third party firm which Susquehanna utilizes to support its valuation and other-than-temporary-impairment analysis, management of Susquehanna considered Section 619 of the Dodd-Frank Act (commonly referred to as the “Volcker Rule”). Specifically, Susquehanna considered the interim final rule published by federal regulatory agencies on January 14, 2014, which indicated Susquehanna’s trust preferred securities will remain permissible holdings under the Volcker Rule.

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

As of March 31, 2014	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Recorded investment	$3,000	$7,177	$8,111	$6,750
Fair value	1,104	3,793	4,142	2,380
Unrealized loss	(1,896)	(3,384)	(3,969)	(4,370)
Class	B	B	B	A2L
Class face value	$35,000	$59,724	$89,652	$45,500
Present value of expected cash flows
for class noted above and all
subordinated classes (1)	$190,364	$200,462	$327,975	$160,914
Lowest credit rating assigned	D	Ca	Caa2	Ca
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	393,342	318,814	476,546	255,600
Actual defaults	47,400	51,580	44,000	73,500
Actual deferrals	28,500	79,430	77,650	93,080
Projected future defaults	24,970	42,179	41,438	34,065
Actual defaults as a % of original
collateral	7.6%	10.3%	6.3%	15.1%
Actual deferrals as a % of original
collateral (2)	4.6%	15.8%	11.1%	19.1%
Actual defaults and deferrals as a % of
original collateral	12.2%	26.1%	17.4%	34.2%
Projected future defaults as a % of
original collateral (3)	4.0%	8.4%	5.9%	7.0%
Actual institutions deferring and
defaulted as a % of total institutions	16.9%	31.5%	21.9%	40.6%
Projected future defaults as a % of
performing collateral plus
deferrals	5.9%	10.6%	7.5%	9.8%

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

As of March 31, 2013	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Recorded investment	$3,000	$7,183	$8,116	$6,750
Fair value	1,245	3,068	3,444	2,220
Unrealized loss	(1,755)	(4,115)	(4,672)	(4,530)
Class	B	B	B	A2L
Class face value	$35,000	$58,922	$88,670	$45,500
Present value of expected cash flows
for class noted above and all
subordinated classes (1)	$150,775	$178,443	$308,449	$147,139
Lowest credit rating assigned	D	Ca	Ca	Ca
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	361,842	295,080	484,731	281,600
Actual defaults	30,000	51,580	44,000	77,100
Actual deferrals	77,400	125,810	96,150	93,080
Projected future defaults	61,045	53,910	47,105	42,053
Actual defaults as a % of original
collateral	4.8%	10.3%	6.3%	15.8%
Actual deferrals as a % of original
collateral (2)	12.4%	25.1%	13.7%	19.1%
Actual defaults and deferrals as a % of
original collateral	17.2%	35.4%	20.0%	34.9%
Projected future defaults as a % of
original collateral (3)	9.8%	10.8%	6.7%	8.6%
Actual institutions deferring and
defaulted as a % of total institutions	18.5%	37.5%	25.4%	41.8%
Projected future defaults as a % of
performing collateral plus
deferrals	13.9%	12.8%	8.1%	11.2%

(1)

Susquehanna determines whether it expects to recover the entire amortized cost basis by comparing the present value of the expected cash flows to be collected with the amortized cost basis. As of March 31, 2014 and 2013, the present value of the current estimated cash flows is equal to or greater than the book value of the trust preferred securities held. Consequently, there is no credit-related other-than-temporary impairment required to be recognized.

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

Loans and Leases, Net of Deferred Costs and Fees
	March 31,	December 31,
	2014	2013
Commercial, financial, and agricultural	$2,411,851	$2,394,847
Real estate - construction	714,291	735,877
Real estate secured - residential	4,178,505	4,204,430
Real estate secured - commercial	4,041,989	4,068,816
Consumer	955,577	953,000
Leases	1,273,082	1,219,116
Total loans and leases	$13,575,295	$13,576,086

Originated loans and leases	$11,994,018	$11,930,946
Purchased loans and leases	1,581,277	1,645,140
Total loans and leases	$13,575,295	$13,576,086

Nonaccrual loans and leases	$108,408	$100,815
Loans and leases contractually past due 90 days
and still accruing	9,328	9,757
Troubled debt restructurings	39,555	72,133
Deferred origination costs, net of fees	23,099	21,216
All overdrawn deposit accounts, reclassified
as loans and evaluated for collectability	2,992	2,918

A summary of our net investment in direct lease financing is presented below.

Net Investment in Direct Financing Leases
	March 31,	December 31,
	2014	2013
Minimum lease payments receivable	$672,605	$667,365
Estimated residual value of leases	684,024	634,875
Unearned income under lease contracts	(83,547)	(83,124)
Total leases	$1,273,082	$1,219,116

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables present Susquehanna's credit quality indicators by internally assigned grading and by payment activity at
March 31, 2014 and December 31, 2013.

Credit Quality Indicators, at March 31, 2014

Commercial Credit Exposure
Credit-risk Profile by Internally Assigned Grade

			Real Estate -	Total
		Real Estate -	Secured -	Commercial
	Commercial	Construction (1)	Commercial (2)	Credit Exposure
Originated loans and leases
Grade:
Pass (3)	$2,135,322	$487,431	$3,611,171	$6,233,924
Special mention (4)	76,982	20,625	162,210	259,817
Substandard (5)	79,490	37,585	208,667	325,742
Total	$2,291,794	$545,641	$3,982,048	$6,819,483
Purchased loans and leases
Grade:
Pass (3)	$107,856	$27,075	$724,392	$859,323
Special mention (4)	4,529	20,391	56,434	81,354
Substandard (5)	7,672	14,647	131,921	154,240
Total	$120,057	$62,113	$912,747	$1,094,917
Total loans and leases
Grade:
Pass (3)	$2,243,178	$514,506	$4,335,563	$7,093,247
Special mention (4)	81,511	41,016	218,644	341,171
Substandard (5)	87,162	52,232	340,588	479,982
Total	$2,411,851	$607,754	$4,894,795	$7,914,400

Other Credit Exposure
Credit-risk Profile based on Payment Activity

	Real Estate -
	Secured -			Total Other
	Residential	Consumer	Leases	Credit Exposure
Originated loans and leases
Performing	$2,935,157	$948,378	$1,271,858	$5,155,393
Nonperforming (6)	17,163	755	1,224	19,142
Total	$2,952,320	$949,133	$1,273,082	$5,174,535

Purchased loans and leases
Performing	$471,387	$6,444	$0	$477,831
Nonperforming (6)	8,529	0	0	8,529
Total	$479,916	$6,444	$0	$486,360

Total loans and leases
Performing	$3,406,544	$954,822	$1,271,858	$5,633,224
Nonperforming (6)	25,692	755	1,224	27,671
Total	$3,432,236	$955,577	$1,273,082	$5,660,895

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables detail the age analysis of Susquehanna's past due financing receivables as of March 31, 2014 and December 31, 2013.

Age Analysis of Past Due Financing Receivables, as of March 31, 2014

Financing Receivables that are Accruing

						Total
	30-59 Days	60-89 Days	90 Days	Total		Financing
	Past Due	Past Due	and Greater	Past Due	Current	Receivables
Commercial	$6,951	$1,246	$39	$8,236	$2,379,086	$2,387,322
Real estate - construction	2,983	84	183	3,250	699,346	702,596
Real estate secured - residential	18,720	4,689	7,116	30,525	4,124,791	4,155,316
Real estate secured - commercial	3,982	4,007	1,055	9,044	3,984,995	3,994,039
Consumer	8,921	770	710	10,401	945,130	955,531
Leases	4,474	235	225	4,934	1,267,149	1,272,083
Total	$46,031	$11,031	$9,328	$66,390	$13,400,497	$13,466,887

Originated loans and leases	$40,442	$10,823	$6,566	$57,831	$11,847,446	$11,905,277
Purchased loans and leases	5,589	208	2,762	8,559	1,553,051	1,561,610
Total	$46,031	$11,031	$9,328	$66,390	$13,400,497	$13,466,887

Financing Receivables that are Nonaccruing

						Total
	30-59 Days	60-89 Days	90 Days	Total		Financing
	Past Due	Past Due	and Greater	Past Due	Current	Receivables
Commercial	$394	$135	$10,094	$10,623	$13,906	$24,529
Real estate - construction	836	0	4,492	5,328	6,367	11,695
Real estate secured - residential	1,974	202	15,794	17,970	5,219	23,189
Real estate secured - commercial	1,176	5,777	23,649	30,602	17,348	47,950
Consumer	0	11	0	11	35	46
Leases	0	87	291	378	621	999
Total	$4,380	$6,212	$54,320	$64,912	$43,496	$108,408

Originated loans and leases	$4,209	$2,023	$43,875	$50,107	$38,634	$88,741
Purchased loans and leases	171	4,189	10,445	14,805	4,862	19,667
Total	$4,380	$6,212	$54,320	$64,912	$43,496	$108,408

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

Impaired Loans at March 31, 2014

						Average
		Recorded				Recorded
	Unpaid	Investment				Investment	Interest
	Principal	in Impaired		Related	Related	in Impaired	Income
	Balance	Loans		Charge-offs	Allowance	Loans (2)	Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$24,237	$21,076		$3,161		$24,653	$331
Real estate - construction	17,642	14,005		3,637		14,105	121
Real estate secured - residential	25,256	24,593		663		26,881	284
Real estate secured - commercial	124,145	105,620		18,525		117,643	1,898
Consumer	0	0		0		0	0
Total impaired loans without a
related reserve	191,280	165,294	(1)	25,986		183,282	2,634
Impaired loans with a related reserve:
Commercial, financial, and agricultural	12,496	11,511		985	$10,382	5,893	154
Real estate - construction	11,031	3,117		7,914	875	5,831	228
Real estate secured - residential	22,208	19,862		2,346	2,679	35,273	554
Real estate secured - commercial	21,383	11,674		9,709	2,098	16,546	325
Consumer	1,122	1,122		0	121	2,042	56
Total impaired loans with a
related reserve	68,240	47,286		20,954	16,155	65,585	1,317
Total impaired loans:
Commercial, financial, and agricultural	36,733	32,587		4,146	10,382	30,546	485
Real estate - construction	28,673	17,122		11,551	875	19,936	349
Real estate secured - residential	47,464	44,455		3,009	2,679	62,154	838
Real estate secured - commercial	145,528	117,294		28,234	2,098	134,189	2,223
Consumer	1,122	1,122		0	121	2,042	56
Total impaired loans	$259,520	$212,580		$46,940	$16,155	$248,867	$3,951

Impaired loans without a related reserve:
Originated loans and leases	$80,827	$58,013		$22,814		$65,341	$749
Purchased loans and leases	110,453	107,281		3,172		117,941	1,885
Total impaired loans without a
related reserve	191,280	165,294		25,986		183,282	2,634
Impaired loans with a related reserve:
Originated loans and leases	57,168	37,496		19,672	$14,428	55,735	1,171
Purchased loans and leases	11,072	9,790		1,282	1,727	9,850	146
Total impaired loans with a
related reserve	68,240	47,286		20,954	16,155	65,585	1,317
Total impaired loans:
Originated loans and leases	137,995	95,509		42,486	14,428	121,076	1,920
Purchased loans and leases (3)	121,525	117,071		4,454	1,727	127,791	2,031
Total impaired loans	$259,520	$212,580		$46,940	$16,155	$248,867	$3,951

(1)

$64,606 of the $165,294 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral adjusted for selling costs through direct charge-offs of $25,986.

(2)	Average recorded investment in impaired loans is calculated on a quarterly basis using daily balances.
(3)	$9,790 of the $117,071 purchased impaired loans were subsequently impaired after being acquired.

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

(1)

$43,363 of the $195,033 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral adjusted for selling costs through direct charge-offs of $25,986.

(2)	Average recorded investment in impaired loans is calculated on a quarterly basis using daily balances.
(3)	$9,498 of the $138,445 purchased impaired loans were subsequently impaired after being acquired.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	The following table presents Troubled Debt Restructurings (TDR's), by class segment:

		March 31,	December 31,
		2014	2013
	Commercial, financial, and agricultural	$5,264	$6,885
	Real estate - construction	325	615
	Real estate secured - residential	16,168	31,623
	Real estate secured - commercial	16,681	31,295
	Consumer	1,117	1,715
	Total performing TDRs	39,555	72,133
	Non-performing TDRs (1)	20,884	22,676
	Total TDRs	$60,439	$94,809

	Performing TDRs	65%	76%
	Non-performing TDRs	35%	24%

(1)	These loans are included in the 90 day past due and non-accrual categories.

The following table provides detail of TDR balance and activity for the periods presented:

	Three months ended
	March 31,
	2014	2013
Performing TDRs, beginning of period	$72,133	$67,775
New restructurings as TDRs	870	17,882
Repayments and payoffs	(439)	(2,237)
Charge-offs after restructuring	(415)	(121)
Transfer to nonaccrual, past due 90 days or greater, non-performing TDRs	(4,440)	(4,830)
Transfer out of TDR status (1)	(28,155)	(12,341)
Other, net (2)	1	(355)
Performing TDRs, end of period	$39,555	$65,773

Non-performing TDRs (3), end of period	$20,884	$25,808

Performing TDRs	65%	72%
Non-performing TDRs	35%	28%

(1)

Loans that have performed in accordance with the renegotiated terms for a minimum of six consecutive months with payments and at the time of renegotiation the loan's interest rate represented a then current market interest rate for a loan of similar risk.

(2)	Includes $203 transferred to OREO in 2013.
(3)	Included in Age Analysis of Past Due Financing Receivables.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables present Susquehanna’s loan modification activities that were considered troubled debt restructurings for the three month periods ended March 31, 2014 and 2013.

	Recorded Investment
			Post-	Financial Effect of
		Pre-Modification	Modification	Modification
	Number of	Recorded	Recorded	Recorded
Three months ended March 31, 2014	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Bankruptcies and maturity date extensions	6	$102	$102	$0	$0
Combination of modification types	0	0	0	0	0
Real estate - construction
Bankruptcies and maturity date extensions	0	0	0	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Bankruptcies and maturity date extensions	6	450	450	0	0
Combination of modification types	3	307	307	0	(16)
Real estate secured - commercial
Bankruptcies and maturity date extensions	0	0	0	0	0
Combination of modification types	0	0	0	0	0
Consumer
Bankruptcies and maturity date extensions	2	11	11	0	0
Combination of modification types	0	0	0	0	0
Total	17	$870	$870	$0	$(16)

Originated loans and leases	16	$804	$804	$0	$(16)
Purchased loans and leases	1	66	66	0	0
Total	17	$870	$870	$0	$(16)

(1)		Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)		Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

		Number of	Recorded
		Loans	Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
Commercial, financial, and agricultural		8	$1,029
Real estate - construction		0	0
Real estate secured - residential		6	218
Real estate secured - commercial		4	2,599
Consumer		15	123
Total		33	$3,969

Originated loans and leases		30	$1,443
Purchased loans and leases		3	2,526
Total		33	$3,969

	Recorded Investment
			Post-	Financial Effect of
		Pre-Modification	Modification	Modification
	Number of	Recorded	Recorded	Recorded
Three months ended March 31, 2013	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Bankruptcies and maturity date extensions	16	$7,493	$7,493	$0	$0
Combination of modification types	0	0	0	0	0
Real estate - construction
Bankruptcies and maturity date extensions	1	20	20	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Bankruptcies and maturity date extensions	59	5,412	5,412	0	0
Combination of modification types	7	1,316	1,316	0	(128)
Real estate secured - commercial
Bankruptcies and maturity date extensions	7	1,549	1,549	0	0
Combination of modification types	1	1,436	1,436	0	(196)
Consumer
Bankruptcies and maturity date extensions	87	656	656	0	0
Combination of modification types	0	0	0	0	0
Total	178	$17,882	$17,882	$0	$(324)

Originated loans and leases	170	$16,149	$16,149	$0	$(281)
Purchased loans and leases	8	1,733	1,733	0	(43)
Total	178	$17,882	$17,882	$0	$(324)

(1)		Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)		Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

		Number of	Recorded
		Loans	Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
Commercial, financial, and agricultural		5	$653
Real estate - construction		1	20
Real estate secured - residential		5	404
Real estate secured - commercial		2	341
Consumer		18	139
Total		31	$1,557

Originated loans and leases		28	$1,357
Purchased loans and leases		3	200
Total		31	$1,557

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The unpaid principal balance and the related carrying amount of acquired loans are as follows:

	March 31,	December 31,
	2014	2013
Credit impaired purchased loans evaluated individually for
incurred credit losses
Unpaid principal balance	$146,884	$176,351
Carrying amount	117,071	138,445

Other purchased loans evaluated collectively for incurred credit losses
Unpaid principal balance	1,464,884	1,509,870
Carrying amount	1,464,206	1,506,695

Total purchased loans
Unpaid principal balance	1,611,768	1,686,221
Carrying amount	1,581,277	1,645,140

The changes in the accretable discount related to the purchased credit impaired loans are as follows:

	Three Months Ended
	March 31,
	2014	2013
Balance - beginning of period	$46,219	$62,868
Accretion recognized during the period	(3,161)	(6,570)
Net reclassification from non-accretable to accretable	0	2,519
Balance - end of period	$43,058	$58,817

NOTE 4. Allowance for Loan and Lease Losses

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

An analysis of the allowance for loan and lease losses for the three months ended March 31, 2014 and 2013 are presented in the following tables:

	Three Months Ended March 31, 2014
			Real Estate	Real Estate
		Real Estate -	Secured -	Secured -
	Commercial	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2014	$40,590	$26,189	$24,076	$48,261	$2,266	$15,259	$967	$157,608
Charge-offs	(4,514)	(291)	(3,830)	(2,607)	(1,238)	(920)	0	(13,400)
Recoveries	1,332	382	1,034	473	383	338	0	3,942
Provision	10,608	(4,562)	798	(1,641)	686	111	0	6,000
Balance at March 31, 2014	$48,016	$21,718	$22,078	$44,486	$2,097	$14,788	$967	$154,150

Balance at March 31, 2014
Individually evaluated for impairment:
Originated loans and leases	$10,356	$875	$2,284	$793	$120	$0		$14,428
Purchased loans and leases	26	0	395	1,305	1	0		1,727
Total	$10,382	$875	$2,679	$2,098	$121	$0		$16,155

Collectively evaluated for impairment:
Originated loans and leases	$37,634	$20,843	$19,399	$42,388	$1,976	$14,788	$967	$137,995
Purchased loans and leases	0	0	0	0	0	0	0	0
Total	$37,634	$20,843	$19,399	$42,388	$1,976	$14,788	$967	$137,995

Financing receivables:
Balance at March 31, 2014	$2,411,851	$714,291	$4,178,505	$4,041,989	$955,577	$1,273,082		$13,575,295

Balance at March 31, 2014
Individually evaluated for impairment:
Originated loans and leases	$22,192	$6,301	$23,669	$42,239	$1,108	$0		$95,509
Purchased loans and leases	10,395	10,821	20,786	75,055	14	0		117,071
Total	$32,587	$17,122	$44,455	$117,294	$1,122	$0		$212,580

Collectively evaluated for impairment:
Originated loans and leases	$2,244,677	$645,380	$3,535,917	$3,251,428	$948,025	$1,273,082		$11,898,509
Purchased loans and leases	134,587	51,789	598,133	673,267	6,430	0		1,464,206
Total	$2,379,264	$697,169	$4,134,050	$3,924,695	$954,455	$1,273,082		$13,362,715

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

Susquehanna will perform its 2014 annual goodwill impairment assessments during  the second quarter of 2014.

Bank Reporting Unit

Goodwill assigned to the bank reporting unit at the annual assessment date of May 31, 2013 was $1,165,200. Fair value of the bank reporting unit was determined using a market approach, which uses prices and other relevant information reported for market transactions involving recent non-distressed sales of comparable financial institutions in the United States, with particular consideration given to transactions within Susquehanna’s market, to value the bank reporting unit. In 2013, Susquehanna increased the number of key ratios in measuring the fair value of the bank reporting unit from two to three, adding a price to earnings ratio. The addition of the price to earnings ratio, and its corresponding use in valuations, is appropriate given the return to more normalized profitability of the banking industry, as a whole, from the economic downturn experienced during the past several years.  The following table shows the ratios used at May 31, 2013.

Annual
Ratio	May 31, 2013
Price to book	1.57x
Price to tangible book	1.80x
Price to earnings (1)	22.1x

(1)	Last twelve months earnings.

Fair value of the bank reporting unit exceeded carrying value by 44.6% at May 31, 2013. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is unnecessary.

Wealth Management Reporting Unit

Goodwill assigned to the wealth management reporting unit at the annual assessment date of May 31, 2013 was $82,746. Fair value of the wealth management reporting unit was determined utilizing the market approach and the income approach. The market approach measures the fair value of the reporting unit using transaction multiples reported for market transactions involving comparable wealth management business. The income approach measures the fair value of the reporting unit by converting the reporting unit’s future earnings over ten years, assuming a weighted increase in the reporting unit’s revenues and a weighted increase in the reporting unit’s expenses, to a single present (discounted) amount, based on a discount rate. In keeping with a market participant’s current valuations of wealth management institutions, Susquehanna predominantly uses the income approach. The following table shows the factors used in the income approach at May 31, 2013.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Annual
Factors	May 31, 2013
Discount rate	18.4%
Weighted-average increase in revenues	5.0%
Weighted-average increase in expenses	3.0%

Fair value of the wealth management reporting unit exceeded carrying value by 45.9% at May 31, 2013. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is unnecessary.

Property and Casualty Insurance Reporting Unit

Goodwill assigned to the property and casualty insurance reporting unit at the annual assessment date of May 31, 2013 was $17,177. Fair value of the property and casualty insurance reporting unit was determined using the market approach, which measures the fair value of the reporting unit using recent sales of comparable property and casualty insurance companies in Susquehanna’s market. Susquehanna uses two key ratios to measure the fair value of the property and casualty insurance reporting unit: average price to book and median price to earnings. The following table shows the ratios used at May 31, 2013.

Annual
Ratio	May 31, 2013
Average price to book	1.15X
Median price to earnings	18.1X

Fair value of the property and casualty insurance reporting unit exceeded carrying value by 21.7% at May 31, 2013. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is not required.

NOTE 6. Deposits

Deposits consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Noninterest-bearing:
Demand	$1,880,284	$1,913,526
Interest-bearing:
Interest-bearing demand	2,908,507	2,909,376
Money market	3,184,719	3,144,106
Savings	1,132,850	1,077,923
Time	2,166,207	2,113,209
Time of $100 or more	1,806,956	1,711,232
Total deposits	$13,079,523	$12,869,372

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 7.  Income Taxes

Our effective tax rate for the three months ended March 31, 2014 and 2013 was 30.0% and 31.7%, respectively.  The decrease in tax rate was due to an increase in the proportion of the amount of tax-advantaged income relative to total income for the first three months of 2014, as compared to the first three months of 2013.  Adjustments for tax expense (benefit) from discrete items recorded for the three months ended March 31, 2014 and 3013 impacted the effective tax rate by (0.4%) and 0.6%, respectively.  The estimated annual effective rates for the reporting periods ended March 31, 2014 and 2013 were impacted by the level of permanent differences, including tax-advantaged income, Low Income Housing, and other credits, resulting in an effective rate below statutory rates for the interim reporting periods.

NOTE 8. Accumulated Other Comprehensive Loss

The balances and changes in balances by component of accumulated other comprehensive income (loss) are shown in the following tables:

			Unrealized		Accumulated
	Unrealized Gains (Losses) on		Gains (Losses)	Post-	Other
	Investment securities		on Cash Flow	retirement	Comprehensive
	With OTTI	All other	Hedges	Benefits	Loss
Balance, January 1, 2014	$(279)	$(7,195)	$(21,683)	$(22,409)	$(51,566)
AOCI before reclassifications, net of tax	0	10,309	(903)	0	9,406
Amounts reclassified from AOCI:
Interest expense	0	0	5,394	0	5,394
Net realized loss (gain) on sales of securities	0	8	0	0	8
Total before income taxes	0	8	5,394	0	5,402
Less: Income taxes	0	(3)	(1,888)	0	(1,891)
Net of income taxes	0	5	3,506	0	3,511
Net change in AOCI	0	10,314	2,603	0	12,917
Balance, March 31, 2014	$(279)	$3,119	$(19,080)	$(22,409)	$(38,649)

Balance, January 1, 2013	$(839)	$37,521	$(34,636)	$(39,304)	$(37,258)
AOCI before reclassifications, net of tax	(437)	(3,728)	(150)	(17)	(4,332)
Amounts reclassified from AOCI:
Interest expense	0	0	4,534	0	4,534
Net realized loss (gain) on sales of securities	388	(406)	0	0	(18)
Total before income taxes	388	(406)	4,534	0	4,516
Less: Income taxes	(136)	142	(1,587)	0	(1,581)
Net of income taxes	252	(264)	2,947	0	2,935
Net change in AOCI	(185)	(3,992)	2,797	(17)	(1,397)
Balance, March 31, 2013	$(1,024)	$33,529	$(31,839)	$(39,321)	$(38,655)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 9. Share-based Compensation

During the three month period ended March 31, 2014, Susquehanna’s Board of Directors approved a Performance Stock Unit (“PSU”) grant.  The PSU grant provides key executives with long-term incentives based on Susquehanna’s performance relative to peers, service, and market conditions, as a motivation for future performance and as a retention tool for continued employment.  The PSU’s are based on a plan which is a multi-year performance plan, with stock-based incentive award opportunities if certain performance targets are met.  At March 31, 2014, approximately 434 shares have been allocated for this grant.

NOTE 10. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
					Other Postretirement
	Pension Benefits		SERP		Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$0	$1,333	$72	$313	$317	$337
Interest cost	1,923	1,794	123	102	246	217
Expected return on plan assets	(2,336)	(2,412)	0	0	0	0
Amortization of prior service cost	0	6	36	55	29	29
Amortization of transition obligation	0	0	0	0	0	2
Amortization of net actuarial loss	120	757	28	56	0	42
Net periodic postretirement benefit cost	$(293)	$1,478	$259	$526	$592	$627

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2013, that it expected to contribute $559 to its pension plans and $782 to its other postretirement benefit plan in 2014. As of March 31, 2014, $140 of contributions had been made to its pension plans, and $196 of contributions had been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $419 to fund its pension plans in 2014, for a total of $559, and an additional $586 to it other postretirement benefit plan, for a total of $782.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 11. Earnings per Common Share ("EPS")

The following tables set forth the calculation of basic and diluted EPS for the three-month periods ended March 31, 2014 and 2013.

Basic earnings per common share
	Three Months Ended March 31,
	2014	2013
Net income applicable to common shareholders	$37,162	$42,399
Average common shares outstanding	187,455	186,607
Basic earnings per common share	$0.20	$0.23

Diluted earnings per common share
	Three Months Ended March 31,
	2014	2013
Net income available to common shareholders	$37,162	$42,399
Average common shares outstanding	187,455	186,607
Dilutive potential common shares	923	835
Total diluted average common shares outstanding	188,378	187,442
Diluted earnings per common share	$0.20	$0.23

For the three months ended March 31, 2014 and 2013, average options to purchase 1,233 and 1,586 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive.

NOTE 12. Derivative Financial Instruments

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

Cash Flow Hedges of Interest Rate Risk

Susquehanna uses interest rate derivatives to manage its exposure to interest rate movements and add stability to interest income and expense. Susquehanna primarily uses interest rate swaps as part of its interest rate risk management strategy. For example, Susquehanna may issue variable-rate debt and then enter into a receive-variable pay-fixed-rate interest rate swap with the same payment timing and notional amount to convert the interest payments to a net fixed-rate basis for all or a portion of the term of the long-term debt. As of March 31, 2014, December 31, 2013, and March 31, 2013, Susquehanna had 13, 14, and 14 interest rate swaps, respectively for each period, with an aggregate notional amount of $1,119,613, $1,146,437, and $1,152,298, respectively that were designated as cash flow hedges of interest-rate risk.

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

Amounts recorded in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Susquehanna’s variable-rate liabilities. During the next 12 months, Susquehanna estimates that $21,884 will be reclassified as an expense to net interest income.

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

At March 31, 2014 and 2013, Susquehanna had 276 and 231 derivative transactions, respectively, related to these risk management activities with an aggregate notional amount of $1,783,804 and $1,392,430, respectively. For the three-month periods ended March 31, 2014 and 2013, Susquehanna recognized a net loss of $803 and $233, respectively, related to changes in fair value of the derivatives in this program.

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

At March 31, 2014 and December 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest and any credit valuation adjustments related to these agreements, was $45,472 and $50,247, respectively. At March 31, 2014 and December 31, 2013, Susquehanna had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $42,893 and $42,813, respectively. If Susquehanna had breached any of the above provisions at March 31, 2014, it would have been required to settle its obligations under the agreements at termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Fair Value of Derivative Instruments

	Fair Values of Derivative Instruments
	March 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$1,175	Other liabilities	$27,435
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	22,083	Other liabilities	18,037
Total derivatives		$23,258		$45,472

	Fair Values of Derivative Instruments
	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$1,419	Other liabilities	$31,662
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	22,897	Other liabilities	18,585
Total derivatives		$24,316		$50,247

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The Effect of Derivative Instruments on Comprehensive Income

Three Months Ended March 31, 2014

				Location of Loss	Amount of Loss
		Location of Loss	Amount of Loss	Recognized in	Recognized in
	Amount of Gain	Reclassified from	Reclassified from	Income	Income
Derivatives in Cash Flow	Recognized	Accumulated OCI	Accumulated OCI	(Ineffective	(Ineffective
Hedging Relationships	in OCI	into Income	into Income	Portion)	Portion)
Interest rate contracts:	$2,604	Interest expense	$(5,394)	Other expense	$0

	Location of Loss	Amount of Loss
	Recognized	Recognized
Derivatives Not Designated	in Income	in Income
as Hedging Instruments	on Derivatives	on Derivatives
Interest rate contracts:	Other income	$(803)
	Other expense	0

Three Months Ended March 31, 2013

				Location of Loss	Amount of Loss
		Location of Loss	Amount of Loss	Recognized in	Recognized in
	Amount of Gain	Reclassified from	Reclassified from	Income	Income
Derivatives in Cash Flow	Recognized	Accumulated OCI	Accumulated OCI	(Ineffective	(Ineffective
Hedging Relationships	in OCI	into Income	into Income	Portion)	Portion)
Interest rate contracts:	$2,796	Interest expense	$(4,534)	Other expense	$0

	Location of Loss	Amount of Loss
	Recognized	Recognized
Derivatives Not Designated	in Income	in Income
as Hedging Instruments	on Derivatives	on Derivatives
Interest rate contracts:	Other income	$(232)
	Other expense	(1)

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following table provides information about financial instruments that are eligible for offset at March 31, 2014 and December
31, 2013.

Balance Sheet Netting Disclosure about Offsetting Assets and Liabilities

			Net Amounts
			Presented in
			the	Gross Amounts Not Offset in the
	Gross		Consolidated	Consolidated Balance Sheet
	Amounts	Gross Amounts	Balance	Financial	Cash
	Recognized	Offset	Sheet	Instruments	Collateral	Net Amount

March 31, 2014

Financial assets:
Derivatives	$23,434	$(176)	$23,258	$0	$(3,390)	$19,868

Financial liabilities:
Derivatives	$45,472	$0	$45,472	$0	$(42,893)	$2,579
Repurchase agreements	274,274	0	274,274	(274,274)	0	0
Total	$319,746	$0	$319,746	$(274,274)	$(42,893)	$2,579

December 31, 2013

Financial assets:
Derivatives	$24,316	$0	$24,316	$0	$(3,940)	$20,376

Financial liabilities:
Derivatives	$50,247	$0	$50,247	$0	$(42,813)	$7,434
Repurchase agreements	295,800	0	295,800	(295,800)	0	0
Total	$346,047	$0	$346,047	$(295,800)	$(42,813)	$7,434

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The table below presents the offsetting of derivative assets and derivative liabilities as of March 31, 2014 and December 31,
2013.

	Derivative Assets and Collateral				Derivative Liabilities and Collateral
	Held by Counterparty				Pledged by Counterparty
	Net Amounts	Gross Amounts			Net Amounts	Gross Amounts
	Presented in	Not Offset			Presented in	Not Offset
	the	in the Consolidated			the	in the Consolidated
	Consolidated	Balance Sheet			Consolidated	Balance Sheet
	Balance	Financial	Cash	Net	Balance	Financial	Cash	Net
March 31, 2014	Sheet	Instruments	Collateral	Amount	Sheet	Instruments	Collateral	Amount

Cleared Agreements:
Clearing member A	$0	$0	$0	$0	$3,563	$0	$(7,209)	$(3,646)
	0	0	0	0	3,563	0	(7,209)	(3,646)
Bilateral Agreements:
Counterparty:
Dealer A	1,836	0	0	1,836	3,808	0	(2,220)	1,588
Dealer B	1,874	0	0	1,874	3,062	0	(1,230)	1,832
Dealer C	207	0	0	207	904	0	(950)	(46)
Dealer D	4,068	0	(3,390)	678	826	0	0	826
Dealer E	0	0	0	0	18,657	0	(21,300)	(2,643)
Dealer F	0	0	0	0	4,135	0	(5,100)	(965)
Dealer G	0	0	0	0	3,329	0	(3,570)	(241)
Dealer H	0	0	0	0	791	0	(1,060)	(269)
Dealer I	0	0	0	0	207	0	0	207
Dealer J	0	0	0	0	0	0	0	0
End User	15,273	0	0	15,273	6,190	0	(254)	5,936
	23,258	0	(3,390)	19,868	41,909	0	(35,684)	6,225
Total	$23,258	$0	$(3,390)	$19,868	$45,472	$0	$(42,893)	$2,579

December 31, 2013

Cleared Agreements:
Clearing member A	$19	$0	$0	$19	$1,077	$0	$(3,993)	$(2,916)
	19	0	0	19	1,077	0	(3,993)	(2,916)
Bilateral Agreements:
Counterparty:
Dealer A	2,836	0	0	2,836	3,840	0	(1,290)	2,550
Dealer B	2,412	0	0	2,412	3,306	0	(1,400)	1,906
Dealer C	359	0	0	359	684	0	(550)	134
Dealer D	5,571	0	(3,940)	1,631	688	0	0	688
Dealer E	0	0	0	0	21,251	0	(24,100)	(2,849)
Dealer F	0	0	0	0	5,081	0	(6,100)	(1,019)
Dealer G	0	0	0	0	3,966	0	(4,260)	(294)
Dealer H	0	0	0	0	770	0	(1,120)	(350)
Dealer I	0	0	0	0	121	0	0	121
Dealer J	0	0	0	0	18	0	0	18
End User	13,119	0	0	13,119	9,445	0	0	9,445
	24,297	0	(3,940)	20,357	49,170	0	(38,820)	10,350
Total	$24,316	$0	$(3,940)	$20,376	$50,247	$0	$(42,813)	$7,434

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

Non-agency mortgage-backed securities: Refer to the description in “Note 2-Investment Securities”.

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

Other structured financial products: The significant unobservable inputs used in the fair value measurement of Susquehanna’s other structured financial products are conditional repayment rate, loss severity, and conditional default rate. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and directionally opposite change in the assumption used for repayment rate. In addition, refer to the description in “Note 2-Investment Securities.”

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2014 and 2013, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

For additional information regarding derivatives, refer to “Note 12 – Derivative Financial Instruments” above.

Off-balance-sheet items

The fair values of unused commitments to lend and standby letters of credit are considered to be the same as their contractual amounts.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at March 31, 2014 and December 31, 2013, on the consolidated balance sheets and by levels within the valuation hierarchy.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
Description	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$110,232	$0	$110,232	$0
Obligations of states and political
subdivisions	400,026	0	400,026	0
Agency residential mortgage-backed
securities	1,701,597	0	1,701,597	0
Non-agency residential mortgage-
backed securities	565	0	565	0
Commercial mortgage-backed
securities	6,320	0	6,320	0
Other structured financial products	11,419	0	0	11,419
Other debt securities	44,826	0	44,826	0
Other equity securities	24,250	21,434	0	2,816
Derivatives: (1)
Designated as hedging instruments	1,175	0	1,175	0
Not designated as hedging
instruments	22,083	0	22,083	0
Total	$2,322,493	$21,434	$2,286,824	$14,235
Liabilities
Derivatives: (2)
Designated as hedging instruments	$27,435	$0	$27,435	$0
Not designated as hedging
instruments	18,037	0	18,037	0
Total	$45,472	$0	$45,472	$0

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$110,148	$0	$110,148	$0
Obligations of states and political
subdivisions	398,510	0	398,510	0
Agency residential mortgage-
backed securities	1,778,192	0	1,778,192	0
Non-agency residential mortgage-
backed securities	565	0	565	0
Commercial mortgage-backed
securities	8,734	0	8,734	0
Other structured financial products	11,297	0	0	11,297
Other debt securities	44,086	0	44,086	0
Other equity securities	23,692	20,895	0	2,797
Derivatives: (1)
Designated as hedging instruments	1,419	0	1,419	0
Not designated as hedging
instruments	22,897	0	22,897	0
Total	$2,399,540	$20,895	$2,364,551	$14,094
Liabilities
Derivatives: (2)
Designated as hedging instruments	$31,662	$0	$31,662	$0
Not designated as hedging
instruments	18,585	0	18,585	0
Total	$50,247	$0	$50,247	$0

(1)	Included in Other assets
(2)	Included in Other liabilities

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following tables present roll-forwards of the balance sheet amounts for the three months ended March 31, 2014 and 2013, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Available-for-sale Securities
			Non-
			agency
		Other	Residential
		Structured	Mortgage-
	Equity	Financial	backed
	Securities	Products	Securities	Total
Balance at January 1, 2014	$2,797	$11,297	$0	$14,094
Total gains or losses (realized/unrealized):
Included in other comprehensive income (before taxes)	19	122	0	141
Balance at March 31, 2014	$2,816	$11,419	$0	$14,235

Balance at January 1, 2013	$3,156	$9,550	$26,800	$39,506
Total gains or losses (realized/unrealized):
Included in earnings:
Other-than-temporary impairment (1)	0	0	(388)	(388)
Included in other comprehensive income (before taxes)	1	427	(820)	(392)
Balance at March 31, 2013	$3,157	$9,977	$25,592	$38,726

(1)	Included in noninterest income, net impairment losses recognized in earnings.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables present assets measured at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013, on the consolidated balance sheets and by the valuation hierarchy.

		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
Description	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$31,131	$0	$0	$31,131
Foreclosed assets	11,980	0	0	11,980
	$43,111	$0	$0	$43,111

		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$54,216	$0	$0	$54,216
Foreclosed assets	16,555	0	0	16,555
	$70,771	$0	$0	$70,771

The following table details the quantitative information about Level 3 fair value measurements:

	Fair Value at	Valuation		Range
Asset	March 31, 2014	Technique(s)	Unobservable Input	(Weighted Average)

Other structured financial products (1)	$11,419	Discounted Cash Flow	Credit default rates, call options and deferrals, waterfall structure, and covenants.	Varies by individual security, refer to Note 2

Other equity securities	2,816	Discounted Cash Flow	Cash flows from dividends and terminal value	0.2x - 1.5x
				(.8x)

Impaired loans	31,131	Discounted Cash Flow	Cash flows based upon current discount rates and terminal value	0.8% - 8.0%
				(4.1%)

Foreclosed assets	11,980	Discounted Cash Flow	Third party appraisals less estimated selling costs	0.0% - 100.0%
				(31.7%)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Fair Value at	Valuation		Range
Asset	December 31, 2013	Technique(s)	Unobservable Input	(Weighted Average)

Other structured financial products (1)	$11,297	Discounted Cash Flow	Credit default rates, call options and deferrals, waterfall structure, and covenants.	Varies by individual security, refer to Note 2

Other equity securities	2,797	Discounted Cash Flow	Cash flows from dividends and terminal value	0.2x - 1.5x
				(0.8x)

Impaired loans	54,216	Discounted Cash Flow	Cash flows based upon current discount rates and terminal value	0.8% - 8.0%
				(3.9%)

Foreclosed assets	16,555	Discounted Cash Flow	Third party appraisals less estimated selling costs	0.0% - 100.0%
				(29.6%)

(1)

The significant unobservable inputs used in the fair value measurement of Susquehanna's other structured financial products are conditional repayment rate, loss severity, and conditional default rate. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and directionally opposite change in the assumption used for repayment rate.

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

	March 31, 2014
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$389,793	$389,793	$389,793	$0	$0
Short-term investments	69,450	69,450	0	69,450	0
Investment securities	2,299,235	2,299,235	21,434	2,263,566	14,235
Restricted investment in bank stocks	146,087	146,087	0	146,087	0
Loans and leases	13,575,295	13,473,666	0	0	13,473,666
Derivatives	23,258	23,258	0	23,258	0
Financial liabilities:
Deposits	13,079,523	12,164,191	0	12,164,191	0
Short-term borrowings	584,664	584,664	0	584,664	0
FHLB borrowings	1,229,296	1,229,549	0	1,229,549	0
Long-term debt	448,521	447,063	0	447,063	0
Derivatives	45,472	45,472	0	45,472	0

	December 31, 2013
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$305,357	$305,357	$305,357	$0	$0
Short-term investments	83,227	83,227	0	83,227	0
Investment securities	2,375,224	2,375,224	20,895	2,340,235	14,094
Restricted investment in bank stocks	158,232	158,232	0	158,232	0
Loans and leases	13,576,086	13,463,676	0	0	13,463,676
Derivatives	24,316	24,316	0	24,316	0
Financial liabilities:
Deposits	12,869,372	11,901,099	0	11,901,099	0
Short-term borrowings	555,740	555,740	0	555,740	0
FHLB borrowings	1,531,282	1,531,606	0	1,531,606	0
Long-term debt	453,260	461,247	0	461,247	0
Derivatives	50,247	50,247	0	50,247	0

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the terms “Susquehanna,” “we,” “us,” and “our” refer to Susquehanna Bancshares, Inc. and its subsidiaries.

Forward-Looking Statements.

We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations.  Some of these communications, including this Quarterly Report on Form 10-Q, contain “forward-looking statements,” for which we claim the protection of the safe harbor provisions of  the U.S. Private Securities Litigation Reform Act of 1995. These include statements pertaining to our future business plans; regulatory capital and capital resources generally; management; general economic conditions; the impact of new regulations on our business; accounting policies and estimates; our potential exposures to various types of market risks, such as interest rate risk and credit risk; expectations regarding future acquisitions; whether our allowance for loan and lease losses is appropriate to meet probable loan and lease losses; our ability to evaluate loan collateral and guarantors; our ability to achieve loan growth; our ability to maintain sufficient liquidity; our ability to manage credit quality; and our ability to achieve our 2014 operating and financial goals.  Forward-looking statements are often accompanied by, and identified with, terms such as “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market-risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from estimates. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

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

•         impairment of our goodwill or other assets;

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

•         our ability to effectively fund our growth in earning assets with a managed blend of funding sources that provide an appropriate level of liquidity;

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

•         operational risks, such as the risk of loss resulting from human error, inadequate or failed internal processes and systems, outsourcing arrangements, compliance and legal risk, and external events;

•         the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board;

•         the effects of and changes in the rate of FDIC premiums; and

•         our success in managing the risks involved in the foregoing.

We encourage readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Forward-looking statements speak only as of the date they are made. We do not intend to update publicly any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events except as required by law.  A more detailed description of the factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this filing is included in Item 1A of Annual Report on Form 10-K for the year ended December 31, 2013, available at www.sec.gov.

The following discussion and analysis, the purpose of which is to provide investors and others with information that we believe to be necessary for an understanding of our financial condition, changes in financial condition, and results of operations, should be read in conjunction with the financial statements, notes, and other information contained in this report.

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

Critical Accounting Policies

Susquehanna’s significant accounting policies are defined in Note 1 to the Consolidated Financial Statements included in its 2013  Form 10-K, and in Note 1 to the Consolidated Financial Statements included in this report. The preparation of the Consolidated Financial Statements is in accordance with accounting principles generally accepted in the United States (“GAAP”).  Management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.  Management has identified accounting for: (i) the allowance for loan and lease losses; (ii) fair value measurements for valuation of financial instruments; (iii) valuation of goodwill; and, (iv) income taxes, as Susquehanna’s most critical accounting policies and estimates in that they are important to the portrayal of Susquehanna’s financial condition and results.  These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout the Consolidated Financial Statements, accompanying footnotes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Legislation

In July 2013, the Federal Reserve Board, Office of the Comptroller of the Currency and FDIC approved final rules to implement the Basel III capital framework. The rules were effective on January 1, 2014 and will be phased-in over a multiple year period, becoming fully effective on January 1, 2019. The new capital rules call for higher quality capital with higher minimum capital level requirements. Consistent with the international Basel framework, the rules include a new minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5 percent, and a Common Equity Tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets.  The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent, establish a minimum leverage ratio of 4.0 percent, and a minimum total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8.0 percent  The rules also revise the definition of capital by expanding the conditions for the inclusion of equity capital instruments and minority interests in Tier 1 capital, and will impose limitations on capital distributions and certain discretionary bonus payments if additional specified amounts or “buffers” of Common Equity Tier 1 capital are not met.  Management has evaluated these new rules and believes that Susquehanna, and Susquehanna Bank would have had sufficient capital at March 31, 2014 to meet the fully phased in increased requirements had they been in effect on that date.

Recent Developments

During the fourth quarter of 2013, Susquehanna completed a branch consolidation plan in which 14 branch locations were consolidated with other Susquehanna branches. The total expense incurred, and recognized in the fourth quarter, in connection with the consolidation process was $6.6 million, with $2.7 million incurred to shorten the useful life of premises and equipment, and $3.9 million incurred for contract termination and other related costs.

On December 23, 2013, Susquehanna sold a portfolio of 30 of its owned branch bank properties, and simultaneously entered into lease agreements of either 15 years or 26 years, for each property sold with the buyer of the properties. The sale of the properties resulted in an aggregate pretax gain of approximately $38.2 million, net of transaction expenses of $2.8 million. Of the total gain, approximately $33.3 million was recorded as deferred revenue and will be recognized over the terms of the leases. The remaining pretax gain of $4.9 million was recognized in Susquehanna’s consolidated financial statements for the period ended December 31, 2013. The monthly base rents in the lease agreements will be recognized as expense evenly over the lease terms at an annual average rate of $1.8 million for the 15 year leases and $2.5 million for the 26 year leases. Susquehanna anticipates that these monthly base rents, as noted, will be substantially offset by the deferred gain on the sale of the properties and the elimination of depreciation on the properties. Additionally, the transaction allowed Susquehanna to realize $4.0 million of deferred tax assets, which were previously subject to a valuation allowance. The proceeds from the transaction will be used for general corporate purposes, which may include supporting lending, investing activities, or repayment of short-term borrowings.

Executive Overview

Consolidated net income available to common shareholders was $37.2 million, or $0.20  per diluted share, for the three months ended March 31, 2014, a decrease of $5.2 million when compared to $42.4 million, or $0.23  per diluted share, for the three months ended March 31, 2013.  Return on average assets for the three months ended March 31, 2014 was 0.82% compared to 0.95% for the same period in 2013.  The non-GAAP ratio of return on average tangible equity was 11.08% compared to 13.87% in 2013.  For additional information on non-GAAP ratios, refer to “Table 3, Reconciliation of Non-GAAP Measures”.

The following tables present a summary of our results of operations and key financial measures for the periods ended March 31, 2014 and 2013.

Table 1
Summary of First Quarter 2014 Compared to First Quarter 2013

	Three Months Ended
	March 31,
	2014	2013	% Change
Net income	$37,162	$42,399	-12.35%
Net interest income	140,064	149,206	-6.13
Provision for loan and lease losses	6,000	12,000	-50.00
Non-interest income	42,089	42,644	-1.30
Non-interest expense	123,032	117,729	4.50

Table 2
Key Susquehanna Financial Measures

		Three Months Ended
		March 31,
		2014	2013
	Diluted Earnings per Common Share	$0.20	$0.23
	Return on Average Assets	0.82%	0.95%
	Return on Average Shareholders' Equity	5.53%	6.58%
	Return on Average Tangible Shareholders' Equity (1)	11.08%	13.87%
	Efficiency Ratio (1)	66.18%	60.17%
	Net Interest Margin	3.61%	3.97%

(1)	For information regarding Supplemental Reporting of Non-GAAP-based Financial Measurements, refer to Table 3 - Reconciliation of Non-GAAP Measures.

Table 3
Reconciliation of Non-GAAP Measures
(Dollars in thousands, except per share)

	Three Months Ended
	March 31,
	2014	2013
Tangible Book Value per Common Share
End of period balance sheet data
Shareholders' equity	$2,755,199	$2,639,489
Goodwill and other intangible assets	(1,305,742)	(1,313,648)
Tangible common equity (numerator)	$1,449,457	$1,325,841

Common shares outstanding (denominator)	187,590	186,800
Tangible book value per common share	$7.73	$7.10

Tangible book value per share is a non-GAAP based financial measure calculated using non-GAAP based amounts. The most directly comparable GAAP based measure is book value per share. In order to calculate tangible book value per share, we divide tangible common equity, which is a non-GAAP based measure calculated as common shareholders' equity less intangible assets, by the number of shares of common stock outstanding. In contrast, book value per share is calculated by dividing total common shareholders' equity by the number of shares of common stock outstanding. Management uses tangible book value per share to assess our capital position and ratios.

	Three Months Ended
	March 31,
	2014	2013
Return on Average Tangible Shareholders; Equity
Return on average shareholders' equity (GAAP basis)	5.53%	6.58%
Effect of excluding average intangible assets and related amortization	5.55%	7.29%
Return on average tangible shareholders' equity	11.08%	13.87%

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

Efficiency Ratio
Noninterest operating expense (numerator)	$123,032	$117,729

Taxable-equivalent net interest income	143,813	153,021
Other income	42,089	42,644
Denominator	185,902	195,665
Efficiency Ratio	66.18%	60.17%

The efficiency ratio is a non-GAAP based financial measure. Management excludes merger-related expenses and certain other selected items when calculating this ratio, which is used to measure the relationship of operating expenses to revenues.

Net Interest Margin (excluding purchase accounting)
Reported net interest margin (GAAP basis)	3.61%	3.97%
Adjustments for purchase accounting:
Loans and leases	(0.17)%	(0.27)%
Deposits	(0.03)%	(0.07)%
Borrowings	(0.01)%	(0.01)%
Net Interest Margin (excluding purchase accounting)	3.40%	3.62%

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

Table 4
Distribution of Assets, Liabilities and Shareholders' Equity

Interest Rates and Interest Differential - Tax Equivalent Basis

	For the Three Month Period Ended			For the Three Month Period Ended
	March 31, 2014			March 31, 2013
	Average			Average
	Balance	Interest	Rate (%)	Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$81,747	$19	0.09	$109,349	$36	0.13
Investment securities:
Taxable	2,117,969	11,413	2.19	2,202,136	11,426	2.10
Tax-advantaged	387,968	5,388	5.63	401,459	5,529	5.59
Total investment securities	2,505,937	16,801	2.72	2,603,595	16,955	2.64
Loans and leases, (net):
Taxable	13,136,268	146,080	4.51	12,501,991	156,853	5.09
Tax-advantaged	438,258	5,320	4.92	427,374	5,371	5.10
Total loans and leases	13,574,526	151,400	4.52	12,929,365	162,224	5.09
Total interest-earning assets	16,162,210	168,220	4.22	15,642,309	179,215	4.65
Allowance for loan and lease losses	(157,444)			(184,909)
Other noninterest-earning assets	2,407,107			2,573,727
Total assets	$18,411,873			$18,031,127

Liabilities
Deposits:
Interest-bearing demand
Interest-bearing demand	$6,032,537	$3,674	0.25	$5,895,120	$4,622	0.32
Savings	1,099,944	287	0.11	1,048,881	279	0.11
Time	3,910,698	9,630	1.00	3,778,086	11,232	1.21
Short-term borrowings	671,653	2,101	1.27	817,816	2,153	1.07
FHLB borrowings	1,387,124	4,866	1.42	1,155,637	3,672	1.29
Long-term debt	451,267	3,849	3.46	508,541	4,236	3.38
Total interest-bearing liabilities	13,553,223	24,407	0.73	13,204,081	26,194	0.80
Demand deposits	1,830,861			1,918,463
Other liabilities	301,324			294,264
Total liabilities	15,685,408			15,416,808
Equity	2,726,465			2,614,319
Total liabilities & shareholders' equity	$18,411,873			$18,031,127
Net interest income / yield on
average earning assets		143,813	3.61		153,021	3.97
Taxable equivalent adjustment		(3,749)			(3,815)
Net interest income - as reported		$140,064			$149,206

Table 5
Changes in Net Interest Income - Tax Equivalent Basis

	Three months ended March 31, 2014
	versus March 31, 2013
	Increase (Decrease)
	Due to Change in (1)
	Average	Average
	Volume	Rate	Total
	(Dollars in thousands)
Interest Income
Other short-term investments	$(8)	$(9)	$(17)
Investment securities:
Taxable	(445)	432	(13)
Tax-advantaged	(187)	46	(141)
Total investment securities	(632)	478	(154)
Loans (net of unearned income):
Taxable	7,679	(18,452)	(10,773)
Tax-advantaged	135	(186)	(51)
Total loans	7,814	(18,638)	(10,824)
Total interest-earning assets	$7,174	$(18,169)	$(10,995)
Interest Expense
Deposits:
Interest-bearing demand	$106	$(1,054)	$(948)
Savings	13	(5)	8
Time	384	(2,016)	(1,632)
Short-term borrowings	(420)	368	(52)
FHLB borrowings	786	408	1,194
Long-term debt	(487)	100	(387)
Total interest-bearing liabilities	382	(2,199)	(1,817)
Net Interest Income	$6,792	$(15,970)	$(9,178)

(1)	Changes that are due in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes directly to volume and rate.

Net Interest Income-Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which is the income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the cost of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities, and short-term investments. The amount of interest income is dependent upon many factors, including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, the levels of non-performing loans, and accretion of fair value adjustments on purchased loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, the rates paid on borrowed funds, amortization of core deposit intangibles, accretion of fair value adjustments on acquired deposits, and the levels of noninterest-bearing demand deposits, and equity capital.

Table 4 presents average balances, taxable equivalent interest income and expense, and yields earned or paid on these assets and liabilities. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates.

Net interest income on a fully taxable-equivalent basis totaled $143.8 million for the three-month period ended March 31, 2014 compared to $153.0 million for the same period in 2013.  The decrease of $9.2 million in our taxable equivalent net interest income was the result of the decline in interest earned on earning assets exceeding the decline in interest paid on rate related liabilities.

The net interest margin for the three month period ended March 31, 2014 was 3.61%, a 36 basis point decline from 3.97% for the same period in 2013.  The decline in the net interest margin results primarily from the runoff of higher yielding earning assets, replaced by lower yields on loans, and partially offset by lower funding costs of deposits and borrowings.  The net interest margin is also positively affected by the recognition of purchase accounting benefit from the loan portfolio, which decreased by 10 basis points, from 27 basis points in the first quarter of 2013 to 17 basis points in the same period in 2014.  Net interest margin (excluding purchase accounting), which eliminates the effect of purchase accounting amounts, declined 22 basis points from 3.62% in the first quarter of 2013 to 3.40% for the same period in 2014.  For additional information related to our net interest margin (excluding purchase accounting), refer to “Table 3, Reconciliation of Non-GAAP Measures”.

We expect the purchase accounting benefit from the loan portfolio to continue in 2014, but would note that the timing of this benefit is not certain due to the behavior of customers in the current interest rate environment.

Variances do occur in the net interest margin, as an exact repricing of assets and liabilities is not possible.  A further explanation of the impact of asset and liability repricing is found in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses is the expense necessary to maintain the allowance for loan and lease losses as of the balance sheet date at a level appropriate to absorb management’s estimate of probable incurred losses in the loan and lease portfolio. A quarterly review of the allowance for loan and lease losses is performed for the purpose of assessing loan quality, identifying impaired loans and leases, analyzing delinquencies, ascertaining loan and lease growth, evaluating potential charge-offs and recoveries, and assessing general economic conditions in the markets we serve.

Net charge-offs for the first quarter of 2014 decreased to $9.5 million, or 0.28% of average loans and leases, when compared to net charge-offs for the first quarter of 2013 of $19.6 million, or 0.62% of average loans and leases. Nonaccrual loans increased during this period, from $103.4 million at March 31, 2013 to $108.4 million at March 31, 2014. However, non-performing assets comprised of non-accrual loans plus foreclosed real estate, declined from $125.9 million, or 0.97% of total loans and leases at March 31, 2013, to $120.4 million, or 0.89% of total loans and leases at March 31, 2014. Table 6 – Provision and Allowance for Loan and Lease Losses provides detail of charge-offs and recoveries by loan category.

The allowance for loan and lease losses was 1.14% of period-end loans and leases, or $154.2 million, at March 31, 2014; 1.16% of period-end loans and leases, or $157.6 million, at December 31, 2013; and 1.36% of period-end loans and leases, or $176.4 million, at March 31, 2013. The allowance for loan and lease losses for Originated loans was 1.12% of period-end loans and leases, or $152.4 million, at March 31, 2014; 1.15% of period-end loans and leases, or $155.6 million, at December 31, 2013; and 1.35% of period-end loans and leases, or $175.0 million, at March 31, 2013.

The most significant driver of the allowance for loan and lease loss model is charge-off history, with the most recent periods receiving a more significant weighting.  Our charge-offs have declined during recent quarters which results in the need for a lower allowance for loan loss.  Also contributing to the need for a lower allowance for loan loss in the first quarter of 2014 was the loan portfolio remained relatively flat with a shift in composition to categories with historically lower loss factors.  The need for a smaller allowance for loan loss resulted in a lower provision expense compared to the first quarter of 2013.

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is appropriate to meet probable incurred loan and lease losses at March 31, 2014. There can be no assurance, however, that we will not sustain loan and lease losses in future periods greater than the size of the allowance at March 31, 2014.

Table 6
Provision and Allowance for Loan and Lease Losses

	Three Months Ended
	March 31
	2014	2013
	(Dollars in thousands)
Balance - beginning of period	$157,608	$184,020
Additions	6,000	12,000
Charge-offs:
Commercial, financial, and agricultural	(4,514)	(10,037)
Real estate - construction	(291)	(4,763)
Real estate secured - residential	(3,830)	(3,013)
Real estate secured - commercial	(2,607)	(4,603)
Consumer	(1,238)	(558)
Leases	(920)	(1,119)
Total charge-offs	(13,400)	(24,093)
Recoveries:
Commercial, financial, and agricultural	1,332	1,996
Real estate - construction	382	462
Real estate secured - residential	1,034	651
Real estate secured - commercial	473	722
Consumer	383	322
Leases	338	297
Total recoveries	3,942	4,450
Net charge-offs	(9,458)	(19,643)
Balance - end of period	$154,150	$176,377

Average loans and leases outstanding	$13,574,526	$12,929,365
Period-end loans and leases	13,575,295	12,999,703
Net charge-offs as a percentage of average loans
and leases (annualized)	0.28%	0.62%
Allowance as a percentage of period-end loans
and leases	1.14%	1.36%

Noninterest Income

Noninterest income represents a significant portion of our revenue.  Noninterest income includes service charges on deposit accounts, vehicle origination and servicing fees, wealth management commissions and fees, insurance income, mortgage banking income, capital markets income, gains and losses on securities transactions, and commissions and fees from other business activities.  The following table presents a breakdown of our noninterest income.

Table 7
Noninterest Income

			% Change
	Three Months		2014
	Ended March 31,		vs.
	2014	2013	2013
	Dollars in thousands
Service charges on deposit accounts	$9,000	$8,672	3.8%
Vehicle origination and servicing fees	2,968	3,354	(11.5)
Wealth management commissions and fees	12,719	12,390	2.7
Commissions on property and casualty insurance sales	5,666	4,542	24.7
Other commissions and fees	5,035	4,328	16.3
Income from bank-owned life insurance	1,637	1,508	8.6
Mortgage banking revenue	2,410	4,110	(41.4)
Capital markets revenue	1,240	902	37.5
Net realized gain (loss) on sales of securities	(8)	18	(144.4)
Other	1,422	2,820	(49.6)
Total noninterest income	$42,089	$42,644	(1.3)

First Quarter 2014 Compared to First Quarter 2013

Noninterest income totaled $42.1 million for the three month period ended March 31, 2014 compared to $42.6 million for the same period in 2013.  Noninterest income as a percentage of total revenue (net interest income plus noninterest income) was 23% in 2014 compared to 22% in 2013.

Vehicle origination and servicing fees totaled $3.0 million, a decrease of $0.4 million, or 11.5% compared to 2013. The decline is primarily due to lower vehicle leasing originations at our Hann subsidiary resulting from the inclement winter weather experienced by the Mid-Atlantic region in 2014, plus pricing adjustments made to balance origination volume with profitability.

Commissions on property and casualty insurance sales increased $1.1 million, or 24.7%, to $5.7 million in 2014, compared to $4.5 million in 2013.  The main contributor to this increase is an additional $0.9 million of insurance carrier incentives paid in the first quarter of 2014.

Other commissions and fees totaled $5.0 million, an increase of $0.7 million, or 16.3%, compared to $4.3 million in 2013.  The increase is primarily due to increased commissions and fees associated with debit/credit card activity.

Mortgage banking revenue declined $1.7 million, or 41.4%, to $2.4 million for the first quarter of 2014, compared to $4.1 million during the same period in 2013.  The volume of mortgages sold declined 49.2% from the first quarter of 2013 due to the inclement weather the Mid-Atlantic region experienced in 2014, combined with an increase in mortgage interest rates during the first quarter of 2014.

Capital markets revenue totaled $1.2 million, an increase of $0.3 million, or 37.5%, compared to 2013.  The increase is due to the growth of trade letters of credit and foreign currency-related contracts that begun in mid-2013.

Other income decreased $1.4 million, or 49.6%, to $1.4 million in 2014, compared to $2.8 million in 2013.  Primary contributors to the 2014 decrease were: $0.7 million decline in insurance proceeds; $0.6 million decline in gain on sale of Small Business Loans; $0.1 million decline in rental income; and, $0.2 million decline in miscellaneous income.  Partially offsetting these decreases are increased gains on sales of Other Real Estate Owned and other assets of $0.2 million.

The remaining noninterest income increased $0.8 million, or 3.4%, compared to 2013.  Refer to Table 7 for detail of fluctuations in other categories of noninterest income.

Noninterest Expense

The following table presents a breakdown of Susquehanna's noninterest expense.

Table 8
Noninterest Expense

			% Change
			2014
	Three Months Ended March 31,		vs.
	2014	2013	2013
	Dollars in thousands
Salaries and employee benefits	$65,581	$62,614	4.7%
Occupancy	13,847	11,215	23.5
Furniture and equipment	3,944	3,578	10.2
Professional and technology services	6,070	5,729	6.0
Advertising and marketing	3,576	3,300	8.4
FDIC insurance	5,121	3,798	34.8
Legal fees	1,527	1,870	(18.3)
Amortization of intangible assets	2,539	3,268	(22.3)
Vehicle lease disposal	2,251	1,290	74.5
Other	18,576	21,067	(11.8)
Total noninterest expenses	$123,032	$117,729	4.5

First Quarter 2014 Compared to First Quarter 2013

Noninterest expenses totaled $123.0 million for the three month period ended March 31, 2014 compared to $117.7 million for the same period in 2013.

Salaries and benefits are our largest single noninterest expense and include salaries, wages, commissions, stock-based compensation, incentives, pension, and other employee benefit costs.  Total salaries and benefits expenses increased $3.0 million, or 4.7%, in 2014 compared to 2013.  This increase is due to normal salary increases, and additional personnel to ensure our compliance with the increased governmental regulations issued as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act and strategic corporate initiatives. Partially offsetting this increase are decreases in statutory and non-statutory benefits.

Occupancy expense increased 23.5%, or $2.6 million, to $13.8 million in 2014 compared to $11.2 million in 2013.  The primary drivers were increased grounds maintenance of $1.2 million due to winter weather, and additional rent expense of $0.8 million, resulting from the sale / leaseback transaction executed in the fourth quarter of 2013.

FDIC insurance costs increased $1.3 million, or 34.8%, to $5.1 million in 2014, due to the FDIC’s change in methodology for reporting various quantitative factors included in the assessment calculation.

Vehicle lease disposal expenses increased $1.0 million, or 74.5%, as a result of a 23% increase in the value of terminated leases, and a new quarterly contract amount with Auto Lenders Liquidation Center, Inc. to effectively transfer substantially all residual value risk.

Other expenses in 2014 totaled $18.6 million, a decrease of $2.5 million, or 11.8% from 2013’s amount of $21.1 million.  This decrease is the result of lower operating risk losses partially offset by increased insurance expenses.

The remaining noninterest expenses decreased $89 thousand compared to 2013.  Refer to Table 8 for detail of fluctuations in other categories of noninterest expense.

Income Taxes

Our effective tax rate for the three months ended March 31, 2014 and 2013 was 30.0% and 31.7%, respectively.  The decrease in tax rate was due to an increase in the proportion of the amount of tax-advantaged income relative to total income for the first three months of 2014, as compared to the first three months of 2013.  Adjustments for tax expense (benefit) from discrete items recorded for the three months ended March 31, 2014 and 2013 impacted the effective tax rate by (0.4%) and 0.6%, respectively.  The estimated annual effective rates for the reporting periods ended March 31, 2014 and 2013 were impacted by the level of permanent differences, including tax-advantaged income, Low Income Housing, and other credits, resulting in an effective rate below statutory rates for the interim reporting periods.

Financial Condition
Table 9
Summary of March 31, 2014 Compared to December 31, 2013

	March 31,	December 31,
	2014	2013	% Change
Total assets	$18,439,682	$18,473,489	(0.2)%
Investment securities available for sale	2,299,235	2,375,224	(3.2)
Loans and leases	13,575,295	13,576,086	(0.0)
Deposits	13,079,523	12,869,372	1.6
Shareholders' equity	2,755,199	2,717,587	1.4
Book value per common share	14.69	14.50	1.3
Tangible book value per common share	7.73	7.52	2.8

Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

At March 31, 2014, we had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. In addition, non-financial assets and non-financial liabilities have not been measured at fair value because we have made the determination that the impact on our financial statements would be minimal.  For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 14. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

Securities Available for Sale

Securities available for sale decreased 3.2%, or $76.0 million from December 31, 2013 resulting from a strategic decision, in early 2014, not to purchase securities due to the current low interest rate environment.  For additional information about our investment securities portfolio, refer to “Note 2. Investment Securities” and “Note 14. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

Loans and Leases

Loans and leases totaled $13.6 billion at each of March 31, 2014 and December 31, 2013.  For additional information about our loan portfolio, refer to “Note 3. Loans and Leases” to the financial statements appearing in Part I, Item 1, of this report.

Risk Assets

Table 10
Risk Assets

	March 31,	December 31,
	2014	2013	% Change
	(Dollars in thousands)
Non-performing assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$24,529	$16,827	45.8%
Real estate - construction	11,695	13,230	(11.6)
Real estate secured - residential	23,189	23,365	(0.8)
Real estate secured - commercial	47,950	46,147	3.9
Consumer	46	47	(2.1)
Leases	999	1,199	(16.7)
Total nonaccrual loans and leases	108,408	100,815	7.5
Foreclosed real estate	11,980	16,555	(27.6)
Total non-performing assets	$120,388	$117,370	2.6

Total non-performing assets as a percentage of period-end
loans and leases and foreclosed real estate	0.89%	0.86%	3.5
Allowance for loan and lease losses as a percentage of
nonaccrual loans and leases	142%	156%	(9.0)

Loans contractually past due 90 days and still accruing	$9,328	$9,757	(4.4)
Troubled debt restructurings	39,555	72,133	(45.2)

Nonperforming assets increased from $117.4 million at December 31, 2013, to $120.4 million at March 31, 2014. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate increased from 0.86% at December 31, 2013 to 0.89% at March 31, 2014.  Troubled debt restructurings decreased $32.5 million, from $72.1 million at December 31, 2013 to $39.6 million at March 31, 2014, resulting from our curing evaluation process.

Of the $212.6 million of impaired loans (nonaccrual, non-consumer loan relationships greater than $1.0 million plus accruing restructured loans) at March 31, 2014,  $165.3 million, or 77.8%, had no related reserve (refer to “Note 3. Loans and Leases – Impaired Loans” to the financial statements appearing in Part I, Item 1, of this report.) The determination that no related reserve for collateral-dependent loans was required was based on the net realizable value of the underlying collateral less costs to sell.

At March 31, 2014, real estate – construction loans comprised only 5.3% of our total loan and lease portfolio, but accounted for 10.8% of nonaccrual loans and leases and 14.1% of our allowance for loan and lease losses.  As a result, we consider real estate - construction loans to be higher-risk loans. Additional information about our real estate – construction loan portfolio is presented in Tables 11, 12, and 13. Categories within these tables are defined as follows:

•         Construction loans – loans used to fund vertical construction for residential and non-residential structures;

•         Land development loans – loans secured by land for which the approvals for site improvements have been obtained, the site improvements are in progress, or the site improvements have been completed; and

•         Raw land – loans secured by land for which there are neither approvals nor site improvements.

Table 11
Construction, Land Development, and Other Land Loans - Portfolio Status

	Balance at		Past Due	Past Due		Other		Net
	March 31,	% of Total	30-89	90 Days and	Non	Internally		Charge-
Category	2014	Construction	Days	Still Accruing	Accrual	Monitored	(1)	Offs	(2)	Reserve	(3)
	(Dollars in thousands)
1-4 Family:
Construction	$139,906	19.6%	0.7%	0.0%	3.0%	4.4%		(1.5)%		3.3%
Land development	163,798	22.9	0.5	0.1	0.5	12.4		(1.1)		3.2
Raw land	1,221	0.2	0.0	0.0	0.0	2.6		33.8		3.9
	304,925	42.7	0.6	0.1	1.7	8.7		(1.0)		3.3
All Other:
Construction:
Investor	260,132	36.4	0.0	0.0	1.5	5.3		0.9		2.8
Owner-occupied	22,235	3.1	0.0	0.0	0.8	0.0		0.0		1.9
Land development:
Investor	102,424	14.3	1.0	0.0	1.6	26.2		3.3		3.4
Owner-occupied	4,762	0.7	0.0	0.0	17.5	7.3		5.7		2.2
Raw land:
Investor	19,313	2.7	1.8	0.0	0.0	4.7		(2.9)		1.9
Owner-occupied	500	0.1	0.0	0.0	0.0	0.0		0.0		2.9
	409,366	57.3	0.3	0.0	1.6	10.2		1.4		2.9
Total	$714,291	100.0	0.4	0.0	1.6	9.6		0.4		3.0

(1)

Represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list, excluding non-accrual and past-due loans reflected in the prior three columns.

(2)	Represents the amount of net charge-offs in each category for the last nine months divided by the category loan balance at March 31, 2014 plus the net charge-offs.

(3)	Represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at March 31, 2014.

Table 12
Construction, Land Development, and Other Land Loans - Collateral Locations

	Balance at	Geographical Location by %
Category	March 31, 2014	Maryland	New Jersey	Pennsylvania	Other
	(Dollars in thousands)
1-4 Family:
Construction	$139,906	57.9%	3.3%	34.7%	4.1%
Land development	163,798	43.8	4.4	38.4	13.4
Raw land	1,221	0.0	18.6	81.4	0.0
	304,925	50.1	4.0	36.8	9.1
All Other:
Construction:
Investor	260,132	51.2	18.4	29.7	0.7
Owner-occupied	22,235	2.4	16.0	81.6	0.0
Land development:
Investor	102,424	31.0	5.6	45.8	17.6
Owner-occupied	4,762	66.7	0.0	33.3	0.0
Raw land:
Investor	19,313	25.2	2.0	70.6	2.2
Owner-occupied	500	100.0	0.0	0.0	0.0
	409,366	42.5	14.0	38.5	5.0
Total	$714,291	45.8	9.7	37.8	6.7

Table 13
Construction, Land Development, and Other Land Loans - Portfolio Characteristics

			Global Debt
		Balance at	Coverage Ratio	Average Loan to
	Category	March 31, 2014	Less than 1.1 Times (1)	Value (current)
		(Dollars in thousands)
	1-4 Family:
	Construction	$139,906	6.6%	97.8%
	Land development	163,798	13.1	70.6
	Raw land	1,221	0.0	68.6
		304,925	10.5	88.2
	All Other:
	Construction:
	Investor	260,132	6.9	86.6
	Owner-occupied	22,235	0.0	59.4
	Land development:
	Investor	102,424	10.1	88.7
	Owner-occupied	4,762	30.6	47.4
	Raw land:
	Investor	19,313	21.9	67.1
	Owner-occupied	500	72.5	73.3
		409,366	9.1	83.3
		$714,291	9.8	85.7

(1)

Global debt coverage ratio is calculated by analyzing the combined cash flows of the borrower, its related entities, and the guarantors (if any).  The final global cash flow is divided by the global debt service for the same entities to determine the coverage ratio.

We conduct continuous portfolio reviews of real estate – construction loan relationships in excess of $0.75 million in order to identify potential problem loans. For those loan relationships under $0.75 million, the evaluation of risk is based upon delinquency. The review of loans in excess of $0.75 million consists of:

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

Charge-offs are taken in the quarter that we determine that the loan is impaired and there is a probable incurred loss. We exercise our full legal rights to pursue all assets of the borrower and guarantors.

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

We continue to aggressively review our portfolio, contact customers to evaluate their financial situation and where necessary, to work with them to find proactive solutions to help limit the number of loans that become delinquent or go into default. We believe that the remainder of 2014 will be challenging, with the volatility of key commodity prices continuing to impact the commercial and industrial, commercial real estate, and consumer credit segments. However, we also believe that we have the proper monitoring systems in place to recognize issues in an appropriate time frame and to minimize the effect on our financial results.

Goodwill

For information about goodwill, refer to “Note 5. Goodwill” to the financial statements appearing in Part I, Item 1, of this report.

Deposits

Total deposits increased 1.6%, or $210.2 million, from December 31, 2013 to March 31, 2014. Within this category, core deposits such as demand, interest-bearing demand, and savings increased 0.7%.

Time deposits less than $0.1 million increased 2.5%, or $53.0 million, from December 31, 2013 to March 31, 2014.  Time deposits greater than $0.1 million increased 5.6%, or $95.7 million, from December 31, 2013 to March 31, 2014.  For additional information about deposits, refer to “Note 6. Deposits” to the financial statements appearing in Part I, Item I, of this report.

Borrowings

Total short-term borrowings and long-term debt decreased $273.0 million, or 11.0%, from December 31, 2013 to March 31, 2014.  The decline is due to a $300.0 million decrease in Federal Home Loan Bank short-term borrowings made possible by the $210.2 million increase in deposits and not reinvesting the cash flows from the paydowns in the investment securities portfolio.

Shareholders’ Equity

Total shareholders’ equity increased $37.6 million, or 1.4%, during the first three months of 2014.  The primary components of the change were net income of $37.2 million, offset by dividends paid to shareholders of $15.0 million, or $.08 per share, and a $12.9 million positive adjustment to accumulated other comprehensive income resulting from increased fair values of available for sale securities.

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

On July 2, 2013, the Federal Reserve Board, Office of the Comptroller of the Currency, and FDIC approved New Capital Rules that are applicable to bank holding companies and state member banks, relating to the implementation of revised capital standards to reflect the requirements of the Dodd-Frank Act as well as the Basel III international capital standards. The New Capital Rules were effective as of January 1, 2014 but will be phased in over a period of years beginning in 2015 for Susquehanna and ending on January 1, 2019.

Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5 percent and a Common Equity Tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets that will apply to all supervised financial institutions. The New Capital Rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent, establish a minimum leverage ratio of 4.0 percent, and a minimum total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8.0 percent.

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

Based on an analysis of the New Capital Rules, management believes that we would be fully compliant with the revised standards as of March 31, 2014 if they had been effective on that date.

We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements.  The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management.  At March 31, 2014, the capital ratios of Susquehanna exceed the “well-capitalized” thresholds under current capital requirements as shown below.

Table 14
Susquehanna Capital Ratios

		Well-capitalized
	At March 31, 2014	Threshold
Tier 1 Common Ratio	10.84%	N/A
Leverage Ratio	9.72%	5.0%
Tier 1 Capital Ratio	11.95%	6.0%
Total Risk-based Capital Ratio	13.23%	10.0%

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

The Risk Management Committee of the Board formally convenes no less than quarterly to discuss with management the status of our current and prospective risk profile as measured by risk attributes within each of our key risk categories (credit, market, operational, legal and regulatory compliance, reputation, strategic).  Matters of material risk identified by the first, second, or third line of defense would be escalated to the Board more frequently than the quarterly discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risks

The types of market risk exposures generally faced by us include:

•         equity market price risk;

•         liquidity risk; and

•         interest rate risk.

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

Liquidity Risk

Company Liquidity

Our primary sources of liquidity at the parent holding company level are dividends from Susquehanna Bank, dividends from non-bank subsidiaries, investment income, proceeds from the sale of investments, and net proceeds from borrowings and capital offerings.  During the three month periods ended March 31, 2014 and 2013, our primary uses of liquidity at the parent holding company level were the payment of interest to holders of notes and capital securities, the payment of dividends to common shareholders, the repurchase of our common stock, and operating expenses of the parent holding company. During the three month periods ended March 31, 2014 and 2013, a total of 18,700 and 1,800 shares of common stock were repurchased at a cost of $204,000 and $21,000, respectively.  There are certain restrictions on the payment of dividends by Susquehanna Bank.  At March 31, 2014, $22.4 million was available for dividend distribution to the parent holding company from its banking subsidiary.  During the three month periods ended March 31, 2014 and 2013, Susquehanna Bank paid dividends to the parent holding company of $26.4 million per period, respectively.  Additional liquidity is available to us through equity or debt offerings.  The ability to execute these transactions could be affected by adverse credit ratings or market conditions.

Management is not aware of any events that are reasonably likely to have a material adverse effect on the parent holding company’s liquidity.

Bank Liquidity

Management believes the sources of liquidity at the Bank are sufficient to support our banking operations.

Susquehanna Bank’s primary sources of liquidity are deposit accounts, purchased funds, repurchase agreements, borrowings, and the sale, maturity, or call of investment securities. Susquehanna’s primary use of liquidity is the origination and purchase of loans; extension of credit; purchase of investment securities; management of working capital; and funding debt and capital service.  Deposits represented 85.3% and 83.5% of total bank funding as of March 31, 2014 and December 31, 2013, respectively.  Brokered deposits at March 31, 2014 and December 31, 2013 were $550.6 million and $566.8 million representing 4.2% and 4.4% of total deposits, respectively.  At March 31, 2014 and December 31, 2013, Susquehanna Bank had approximately $4.1 billion and $4.1 billion, respectively, available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and $2.9 billion and $2.5 billion, respectively, of additional borrowing capacity subject to the pledge of additional collateral.  Susquehanna Bank pledged certain auto leases, certain auto loans, certain commercial finance leases, and certain investment securities to the Federal Reserve’s Discount Window to obtain collateralized borrowing availability.  At March 31, 2014 and December 31, 2013, Susquehanna Bank had unused collateralized borrowing availability at the Federal Reserve’s Discount Window of $1.6 and $1.5 billion, respectively.

Susquehanna Bank had unrestricted investment securities with a market value of $1.0 billion for the periods ended March 31, 2014 and December 31, 2013.

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

Interest Rate Risk

We define interest rate risk as the risk to earnings and equity arising from the behavior of interest rates.  These behaviors include increases and decreases in interest rates as well as continuation of the current interest rate environment.  The Asset Liability & Interest Rate Risk Management Policy (the “ALM Policy”) provides a comprehensive management process for identifying, measuring, monitoring, and managing interest rate risk.  The ALM Policy is commensurate with the complexity, risk profile, and scope of operations and reflects the risk appetite, interest rate risk tolerances, and key risk indicators of the Company.  The Board has designated ALCO, through the treasury group, to implement the ALM Policy and to develop strategies to manage interest rate risk.

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

Table 15 summarizes the results of the Core Scenarios for equity at risk and earnings at risk assuming instantaneous, parallel, and sustained upward interest rate shocks of 100 and 200 basis points at March 31, 2014 and December 31, 2013 and 2012.  The results for equity at risk assuming a 200 basis point increase in interest rates produces a negative 1.6% change in equity while the results for earnings at risk assuming a 200 basis point increase in interest rates produces a positive 4.9% change in net interest income over a one-year time horizon.  Equity at risk and earnings at risk may not produce highly correlated results due to the fundamental nature of the two simulation techniques.  Equity at risk measures cash flows over time horizons that capture the interest rate characteristics of assets and liabilities that may change within one year and beyond one year.  In contrast, the calculation of earnings at risk is focused on the interest rate characteristics of assets and liabilities that may alter earnings within a one-year time horizon.

Table 15
Susquehanna Rate Shock Analysis

	Net Interest Income		Economic Value of Equity
	+100bp	+200bp	+100bp	+200bp
March 31, 2014	1.9%	4.9%	-0.7%	-1.6%
December 31, 2013	1.0%	3.7%	-1.5%	-2.7%
Risk-tolerance	-7.5%	-10.0%	-15.0%	-25.0%

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

For additional information about our derivative financial instruments, refer to “Note 12. Derivative

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

The aggregate settlement amount did not have a material adverse effect on our results of operation, financial position, or cash flows.

Final approval of the settlement and a judgment dismissing the case was entered by court order dated April 1, 2014. Distributions to class members will be made in accordance with the terms of the approved settlement and no further material legal proceedings are anticipated.

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

This legal proceeding is in its early stages of discovery; thus it is not yet possible for us to estimate potential loss, if any. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of this proceeding will have a material adverse effect on our financial position, or cash flows; although, at the present time, management is not in a position to determine whether such proceeding will have a material effect on our results of operations in any future quarterly reporting period.

Other Legal Proceedings and Investigations

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

In addition, from time to time, Susquehanna receives subpoenas and other requests for information from various federal and state governmental and regulatory authorities in connection with certain industry-wide, company-specific or other investigations or proceedings.  Susquehanna’s policy is to be fully cooperative with such inquiries.  Any of these matters may result in material adverse consequences to Susquehanna and/or its directors, officers and other personnel, including: adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions; amendments and/or restatements of Susquehanna’s filings with the Securities and Exchange Commission and/or its financial statements, as applicable; and determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement authorities such as the Department of Justice or a United States Attorney.  Among other matters, Susquehanna has received a subpoena from the Department of Justice requiring the production of documents in connection with a civil investigation focused on, among other things, return deposit rates for payment processor and certain merchant customers of Susquehanna Bank.  Susquehanna has responded to the subpoena and continues to cooperate with the government’s investigation, which is ongoing. In the event that the Department of Justice were to bring any proceeding, demand or claim against Susquehanna as a result of the investigation, such action could include the Department of Justice seeking injunctive and monetary relief against Susquehanna under the Financial Institutions Reform, Recovery and Enforcement Act of 1989.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.†

The Exhibits filed as part of this report are as follows:

3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Quarterly Report on Form 10-Q, filed August 8, 2011.

3.2	Amended and Restated By-Laws, dated December 10, 2013, incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed December 13, 2013.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications are filed herewith as Exhibit 32.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

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

                                                                                            SUSQUEHANNA BANCSHARES, INC.

May 8, 2014                                                                     /s/ William J. Reuter                                                                                                                                                                                                                      William J. Reuter

                                                                                            Chairman and Chief Executive Officer

May 8, 2014                                                                     /s/ Michael W. Harrington

                                                                                          Michael W. Harrington

                                                                                    Executive Vice President and Chief

                                                                                            Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Quarterly Report on Form 10-Q, filed August 8, 2011.

3.2	Amended and Restated By-Laws, dated December 10, 2013, incorporated by reference to Exhibit 3.1 of Susquehanna’s Current Report on Form 8-K, filed December 13, 2013.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer is filed herewith as Exhibit 31.1.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer is filed herewith as Exhibit 31.2.

32	Section 1350 Certifications are filed herewith as Exhibit 32.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document