Form 10-Q
period 2014-06-30
SUSQUEHANNA BANCSHARES INC
filed 2014-08-07
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

or

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

Yes  ☐    No  ☒

As of July 28, 2014, there were 187,705,957 shares of the registrant’s common stock outstanding, par value $2.00 per share.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
	2014	2013
	(in thousands, except share data)
Assets
Cash and due from banks	$456,917	$305,357
Unrestricted short-term investments	33,369	37,967
Cash and cash equivalents	490,286	343,324
Interest-bearing deposits held by consolidated variable interest entities that can be used only to
settle obligations of the consolidated variable interest entities	1,554	2,347
Restricted short-term investments	43,926	42,913
Securities available for sale	2,183,093	2,375,224
Restricted investment in bank stocks	141,689	158,232
Loans and leases, net of deferred costs and fees	13,600,254	13,503,392
Loans held by consolidated variable interest entities that can be used only to settle obligations of
the consolidated variable interest entities	66,899	72,694
Less: Allowance for loan and lease losses	144,483	157,608
Net loans and leases	13,522,670	13,418,478
Premises and equipment, net	169,975	173,542
Other real estate and foreclosed assets	11,102	17,573
Accrued interest receivable	38,878	41,690
Bank-owned life insurance	450,318	449,320
Goodwill	1,275,439	1,275,439
Intangible assets with finite lives	28,579	32,262
Deferred income tax assets	7,357	6,472
Other assets	141,760	136,673
Total Assets	$18,506,626	$18,473,489
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$1,935,635	$1,913,526
Interest-bearing	11,379,359	10,955,846
Total deposits	13,314,994	12,869,372
Federal Home Loan Bank short-term borrowings	1,050,000	1,450,000
Other short-term borrowings	527,079	555,740
Federal Home Loan Bank long-term borrowings	77,302	81,282
Other long-term debt	175,222	250,227
Junior subordinated debentures	146,002	155,002
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to
Susquehanna’s general credit	38,809	48,031
Accrued interest, taxes, and expenses payable	72,664	82,150
Deferred income tax liabilities	114,119	70,308
Other liabilities	194,043	193,790
Total Liabilities	15,710,234	15,755,902
Shareholders’ equity:
Common stock, $2.00 par value, 400,000,000 shares authorized; Issued: 188,072,946 at
June 30, 2014, and 187,676,711 at December 31, 2013	376,146	375,353
Treasury stock, at cost, 366,587 at June 30, 2014, and 313,568 at December 31, 2013	(3,075)	(2,531)
Additional paid-in capital	1,657,699	1,652,116
Retained earnings	794,864	744,215
Accumulated other comprehensive loss, net of taxes of $16,427 and $25,039, respectively	(29,242)	(51,566)
Total Shareholders’ Equity	2,796,392	2,717,587
Total Liabilities and Shareholders’ Equity	$18,506,626	$18,473,489

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$148,002	$159,986	$297,540	$320,330
Securities:
Taxable	9,104	9,683	18,752	19,943
Tax-exempt	3,439	3,561	6,940	7,155
Dividends	2,134	1,146	3,899	2,312
Short-term investments	23	35	42	71
Total interest income	162,702	174,411	327,173	349,811
Interest Expense:
Deposits:
Interest-bearing demand and savings	4,031	4,513	7,993	9,414
Time	10,246	11,654	19,874	22,886
Federal Home Loan Bank short-term borrowings	4,597	3,452	9,218	6,823
Other short-term borrowings	2,031	2,153	4,131	4,306
Federal Home Loan Bank long-term borrowings	243	303	488	604
Other long-term debt	(140)	4,239	3,711	8,475
Total interest expense	21,008	26,314	45,415	52,508
Net interest income	141,694	148,097	281,758	297,303
Provision for loan and lease losses	3,000	12,000	9,000	24,000
Net interest income, after provision for loan and lease losses	138,694	136,097	272,758	273,303
Noninterest Income:
Service charges on deposit accounts	9,294	9,347	18,294	18,019
Vehicle origination and servicing fees	2,915	2,407	5,883	5,761
Wealth management commissions and fees	12,669	13,289	25,388	25,679
Commissions on property and casualty insurance sales	4,214	4,360	9,880	8,902
Other commissions and fees	5,401	4,727	10,436	9,055
Income from bank-owned life insurance	1,672	1,520	3,309	3,028
Mortgage banking revenue	3,004	3,998	5,414	8,108
Capital markets revenue	877	3,256	2,117	4,158
Net realized gain (loss) on sales of securities	3,293	(71)	3,285	(53)
Other	2,010	6,243	3,432	9,063
Total noninterest income	45,349	49,076	87,438	91,720
Noninterest Expenses:
Salaries and employee benefits	68,325	66,888	133,906	129,502
Occupancy	11,914	11,154	25,761	22,369
Furniture and equipment	4,058	3,747	8,002	7,325
Professional and technology services	7,189	5,831	13,259	11,560
Advertising and marketing	3,567	2,465	7,143	5,765
FDIC insurance	4,925	4,541	10,046	8,339
Legal fees	1,656	1,810	3,183	3,680
Amortization of intangible assets	2,367	3,053	4,906	6,321
Vehicle lease disposal	2,215	1,313	4,466	2,603
Other	19,009	18,936	37,585	40,003
Total noninterest expenses	125,225	119,738	248,257	237,467
Income before income taxes	58,818	65,435	111,939	127,556
Provision for income taxes	15,324	19,787	31,283	39,509
Net Income	$43,494	$45,648	$80,656	$88,047
Earnings per common share:
Basic	$0.23	$0.24	$0.43	$0.47
Diluted	$0.23	$0.24	$0.43	$0.47
Cash dividends per common share	$0.08	$0.08	$0.16	$0.08
Average common shares outstanding:
Basic	187,637	186,812	187,547	186,710
Diluted	188,295	187,723	188,296	187,612
The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net Income	$43,494	$45,648	$80,656	$88,047

Other comprehensive income (loss):

Change in unrealized gain (loss) on securities available for sale	11,241	(53,120)	27,362	(59,291)
Tax effect and reclassification adjustment	(4,040)	19,177	(9,847)	21,356
	7,201	(33,943)	17,515	(37,935)

Non-credit related unrealized gain on other-than-temporarily
impaired debt securities	0	433	0	141
Tax effect	0	(159)	0	(52)
	0	274	0	89

Change in unrealized gain on cash flow hedges	3,473	10,081	7,573	14,486
Tax effect	(1,267)	(3,679)	(2,764)	(5,287)
	2,206	6,402	4,809	9,199

Changes in postretirement benefit obligations	0	0	0	(26)
Tax effect	0	0	0	9
	0	0	0	(17)

Total other comprehensive income (loss)	9,407	(27,267)	22,324	(28,664)
Total comprehensive income	$52,901	$18,381	$102,980	$59,383

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Cash Flows from Operating Activities:
Net income	$80,656	$88,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	31,184	30,051
Provision for loan and lease losses	9,000	24,000
Stock compensation expense	2,821	1,473
Realized (gain) loss on available-for-sale securities, net	(3,285)	53
Deferred income tax expense	30,315	30,552
Gain on sale of loans and leases	(4,728)	(9,256)
Gain on sale of foreclosed assets	(95)	(470)
(Gain) loss on sale of fixed assets	(69)	285
Mortgage loans originated for sale	(215,753)	(272,513)
Proceeds from sale of mortgage loans originated for sale	196,500	287,009
Increase in cash surrender value of bank-owned life insurance	(3,690)	(2,843)
Decrease (increase) in accrued interest receivable	2,812	(2,361)
Increase in accrued interest payable	1,549	1,627
Decrease in accrued expenses and taxes payable	(11,035)	(5,224)
Other, net	(1,659)	8,301
Net cash provided by operating activities	114,523	178,731
Cash Flows from Investing Activities:
Net (increase) decrease in restricted short-term investments	(220)	28,929
Activity in available-for-sale securities:
Sales	42	33,763
Maturities, repayments, and calls	216,865	354,445
Purchases	0	(224,074)
Net decrease in restricted investment in bank stock	16,543	1,685
Net increase in loans and leases	(108,859)	(301,026)
Purchase of bank-owned life insurance	0	(4,843)
Proceeds from bank-owned life insurance	2,692	6,678
Proceeds from sale of foreclosed assets	10,724	12,661
Additions to premises and equipment, net	(4,919)	(6,761)
Net cash provided by (used in) investing activities	132,868	(98,543)
Cash Flows from Financing Activities:
Net increase in deposits	447,842	184,186
Net increase (decrease) in other short-term borrowings	(28,661)	(111,512)
Net decrease in short-term FHLB borrowings	(400,000)	(28,000)
Repayment of long-term FHLB borrowings	(3,057)	(8,005)
Repayment of long-term debt	(89,557)	(24,436)
Proceeds from issuance of common stock	3,555	4,621
Purchase of treasury stock	(544)	(25)
Cash dividends paid	(30,007)	(14,948)
Net cash (used in) provided by financing activities	(100,429)	1,881
Net change in cash and cash equivalents	146,962	82,069
Cash and cash equivalents at January 1	343,324	316,592
Cash and cash equivalents at June 30	$490,286	$398,661
Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$43,866	$50,880
Income tax payments (refunds)	(1,958)	(21,006)
Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	$6,687	$6,987
Securities purchased not settled	2,729	0
The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements Of Changes In Shareholders’ Equity (Unaudited)
(In thousands, except share data)

						Accumulated
	Shares of			Additional		Other
	Common	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total
Balance at January 1, 2013	186,811,642	$373,623	$(1,850)	$1,645,958	$615,436	$(37,258)	$2,595,909
Total comprehensive income					88,047	(28,664)	59,383
Issuance of common stock and share-based awards under employee
benefit plans	471,555	943		3,678			4,621
Treasury stock purchased			(25)				(25)
Cash dividends paid on common stock ($0.08 per share)					(14,948)		(14,948)
Balance at June 30, 2013	187,283,197	$374,566	$(1,875)	$1,649,636	$688,535	$(65,922)	$2,644,940

Balance at January 1, 2014	187,676,711	$375,353	$(2,531)	$1,652,116	$744,215	$(51,566)	$2,717,587
Total comprehensive income					80,656	22,324	102,980
Issuance of common stock and share-based awards under employee
benefit plans	396,235	793		5,583			6,376
Treasury stock purchased			(544)				(544)
Cash dividends paid on common stock ($0.16 per share)					(30,007)		(30,007)
Balance at June 30, 2014	188,072,946	$376,146	$(3,075)	$1,657,699	$794,864	$(29,242)	$2,796,392

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 1. Summary of Significant Accounting Policies

The information contained in this report is unaudited.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information.  Certain prior-year amounts have been reclassified to conform to current period.  In the opinion of management, the information reflects all normal recurring adjustments necessary for a fair statement of results for the three and six months ended June 30, 2014 and 2013. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries ("Susquehanna"), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 78 through 85 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported and contingent amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses; the fair value of financial instruments, such as loans, investment securities, and derivatives; measurement and assessment of goodwill and intangible assets: and, income tax assets, liabilities and expenses.

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

In July 2013, FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815) – Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.  This ASU permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to U.S. Treasury interest rates and the London Interbank Offered Rate.  The amendment also removes the restriction on using different benchmark rates for similar hedges.  The adoption of this guidance, in the third quarter of 2013, did not have a material impact on results of operations, financial condition, or disclosures.  For more information, refer to Note 13.  Fair Value Disclosures.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Accounting Standards Codification. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016.  Susquehanna is currently evaluating this amendment to determine the impact on financial condition and results of operations.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 2.  Investment Securities

The amortized cost and fair values of investment securities at June 30, 2014 and December 31, 2013 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At June 30, 2014	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Government agencies	$95,701	$276	$100	$95,877
Obligations of states and political subdivisions	379,616	20,922	1,275	399,263
Agency residential mortgage-backed securities	1,612,979	18,363	10,567	1,620,775
Non-agency residential mortgage-backed securities	385	1	5	381
Commercial mortgage-backed securities	5,758	124	0	5,882
Other structured financial products	24,741	0	12,746	11,995
Other debt securities	24,064	847	273	24,638
	2,143,244	40,533	24,966	2,158,811
Other equity securities	24,472	699	889	24,282
Total available-for-sale securities	$2,167,716	$41,232	$25,855	$2,183,093

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At December 31, 2013	Cost	Gains	Losses	Value
Available-for-Sale:
U.S. Government agencies	$110,227	$343	$422	$110,148
Obligations of states and political subdivisions	389,199	13,386	4,075	398,510
Agency residential mortgage-backed securities	1,786,133	12,163	20,104	1,778,192
Non-agency residential mortgage-backed securities	572	1	8	565
Commercial mortgage-backed securities	8,568	166	0	8,734
Other structured financial products	25,038	0	13,741	11,297
Other debt securities	43,156	1,487	557	44,086
	2,362,893	27,546	38,907	2,351,532
Other equity securities	24,318	557	1,183	23,692
Total available-for-sale securities	$2,387,211	$28,103	$40,090	$2,375,224

At June 30, 2014 and December 31, 2013, investment securities with carrying values of $1,340,493 and $1,512,824, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, agency and non-agency residential mortgage-backed securities, commercial mortgage-backed securities, other structured financial products, other debt securities, and residential and commercial mortgage-backed securities, at June 30, 2014 and December 31, 2013, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
Within one year	$24,902	$25,188	$8,870	$9,005
After one year but within five years	99,490	100,391	129,176	130,091
After five years but within ten years	875,681	887,302	945,637	946,754
After ten years	1,143,171	1,145,930	1,279,210	1,265,682
Total	$2,143,244	$2,158,811	$2,362,893	$2,351,532

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Gross realized gains and gross realized losses on investment securities transactions are summarized below. These gains and losses were recognized using the specific identification method and were included in noninterest income.

	Available-for-sale Securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross gains	$3,339	$26	$3,364	$433
Gross losses	(46)	0	(79)	(1)
Other-than-temporary impairment	0	(97)	0	(485)
Net gains	$3,293	$(71)	$3,285	$(53)

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2014	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$24,953	$47	$1,947	$53	$26,900	$100
Obligations of states and political subdivisions	0	0	59,429	1,275	59,429	1,275
Agency residential mortgage-backed securities	258,383	1,763	331,792	8,804	590,175	10,567
Non-agency residential mortgage-backed securities	0	0	352	5	352	5
Other structured financial products	0	0	11,995	12,746	11,995	12,746
Other debt securities	0	0	6,786	273	6,786	273
Other equity securities	0	0	1,577	889	1,577	889
	$283,336	$1,810	$413,878	$24,045	$697,214	$25,855

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$68,111	$422	$0	$0	$68,111	$422
Obligations of states and political subdivisions	73,895	3,910	7,025	165	80,920	4,075
Agency residential mortgage-backed securities	1,030,987	20,104	0	0	1,030,987	20,104
Non-agency residential mortgage-backed securities	530	8	0	0	530	8
Other structured financial products	0	0	11,297	13,741	11,297	13,741
Other debt securities	0	0	6,476	557	6,476	557
Other equity securities	19,111	286	1,619	897	20,730	1,183
	$1,192,634	$24,730	$26,417	$15,360	$1,219,051	$40,090

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Non-agency residential mortgage-backed securities. At June 30, 2014, Susquehanna held one security that had unrealized losses, but was not rated below investment grade. None of Susquehanna’s non-agency residential mortgage-backed securities were backed by loans identified by the issuer as subprime or Alt-A collateral. Management has analyzed the collateral underlying these securities with respect to defaults, loan to collateral value ratios, current levels of subordination, and geographic concentrations and concluded that none of these securities are other-than-temporarily impaired.

Susquehanna recorded other-than-temporary impairment losses as presented in the following table:

Credit Losses on Non-agency Residential Mortgage-backed and Other Equity Securities for which a Portion of an
Other-than-temporary Impairment was Recognized in Other Comprehensive Income

	Three Months Ended
	June 30,
	2014		2013
		Equity		Equity
	RMBS	Securities	RMBS	Securities
Balance - beginning of period	$0	$609	$1,122	$512
Additions:
Amount related to credit losses for which an other-than-
temporary impairment was not previously recognized	0	0	0	0
Additional amount related to credit losses for which an other-than-
temporary impairment was previously recognized	0	0	0	97
Deductions:
Realized losses	0	0	96	0
Balance - end of period	$0	$609	$1,026	$609

	Six Months Ended
	June 30,
	2014		2013
		Equity		Equity
	RMBS	Securities	RMBS	Securities
Balance - beginning of period	$0	$609	$768	$512
Additions:
Amount related to credit losses for which an other-than-
temporary impairment was not previously recognized	0	0	325	0
Additional amount related to credit losses for which an other-than-
temporary impairment was previously recognized	0	0	63	97
Deductions:
Realized losses	0	0	130	0
Balance - end of period	$0	$609	$1,026	$609

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Based on the expected cash flows derived from the model, Susquehanna expects to recover the unrealized loss in accumulated other comprehensive income ($0 and $471 at June 30, 2014 and 2013, respectively). Significant assumptions used in the valuation of these other-than-temporarily impaired securities were as follows:

		Weighted-average (%)
		June 30,
		2014 (1)	2013
	Conditional repayment rate (2)	N/A	10.4%
	Loss severity (3)	N/A	42.0%
	Conditional default rate (4)	N/A	3.6%

(1)	Not applicable as the related securities were sold during 2013.
(2)	Conditional repayment rate represents a rate equal to the proportion of principal balance paid off voluntarily over a certain period of time on an annualized basis.

(3)	Loss severity rates are projected by considering collateral characteristics such as current loan-to-value, original creditworthiness of borrowers (FICO score) and geographic concentration.

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

Other structured financial products. Susquehanna’s structured financial product investments are comprised of four pooled trust preferred securities which have an aggregate unrealized loss of $12,746 and $14,543 at June 30, 2014 and 2013, respectively. All of these securities are below investment grade but are of a more senior tranche of the specific issue. Susquehanna has contracted with a third party financial advisory firm (“third party firm”) to assist in its valuation and other-than-temporary impairment analysis of its structured financial product investments. In addition to the valuation work performed by a third party firm which Susquehanna utilizes to support its valuation and other-than-temporary-impairment analysis, management of Susquehanna considered Section 619 of the Dodd-Frank Act (commonly referred to as the “Volcker Rule”). Specifically, Susquehanna considered the interim final rule published by federal regulatory agencies on January 14, 2014, which indicated Susquehanna’s trust preferred securities will remain permissible holdings under the Volcker Rule.

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

As of June 30, 2014	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Recorded investment	$3,000	$7,160	$7,831	$6,750
Fair value	1,222	3,988	4,372	2,413
Unrealized loss	(1,778)	(3,172)	(3,459)	(4,337)
Class	B	B	B	A2L
Class face value	$35,000	$59,724	$89,651	$45,500
Present value of expected cash flows
for class noted above and all
subordinated classes (1)	$170,046	$199,081	$326,512	$159,410
Lowest credit rating assigned	D	Ca	Caa2	Ca
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	377,342	318,814	486,061	273,100
Actual defaults	47,400	55,580	49,000	83,500
Actual deferrals	28,500	75,430	67,650	65,580
Projected future defaults	38,438	42,129	44,490	27,172
Actual defaults as a % of original
collateral	7.6%	11.1%	7.0%	17.1%
Actual deferrals as a % of original
collateral (2)	4.6%	15.0%	9.7%	13.5%
Actual defaults and deferrals as a % of
original collateral	12.2%	26.1%	16.7%	30.6%
Projected future defaults as a % of
original collateral (3)	6.2%	8.4%	6.4%	5.6%
Actual institutions deferring and
defaulted as a % of total institutions	17.2%	31.5%	20.6%	36.5%
Projected future defaults as a % of
performing collateral plus
deferrals	9.5%	10.7%	8.0%	8.0%

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

As of June 30, 2013	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Recorded investment	$3,000	$7,183	$8,115	$6,750
Fair value	1,272	3,231	3,798	2,204
Unrealized loss	(1,728)	(3,952)	(4,317)	(4,546)
Class	B	B	B	A2L
Class face value	$35,000	$59,248	$89,071	$45,500
Present value of expected cash flows
for class noted above and all
subordinated classes (1)	$162,483	$190,163	$305,257	$150,521
Lowest credit rating assigned	D	Ca	Ca	Ca
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	358,342	279,934	470,731	281,488
Actual defaults	30,000	51,580	44,000	77,212
Actual deferrals	80,900	125,810	96,150	93,080
Projected future defaults	54,168	45,809	49,876	39,479
Actual defaults as a % of original
collateral	4.8%	10.3%	6.3%	15.8%
Actual deferrals as a % of original
collateral (2)	13.0%	25.1%	13.7%	19.1%
Actual defaults and deferrals as a % of
original collateral	17.8%	35.4%	20.0%	34.9%
Projected future defaults as a % of
original collateral (3)	8.7%	9.1%	7.1%	8.1%
Actual institutions deferring and
defaulted as a % of total institutions	20.0%	38.2%	26.2%	40.9%
Projected future defaults as a % of
performing collateral plus
deferrals	12.3%	11.3%	8.8%	10.5%

(1)

Susquehanna determines whether it expects to recover the entire amortized cost basis by comparing the present value of the expected cash flows to be collected with the amortized cost basis. As of June 30, 2014 and 2013, the present value of the current estimated cash flows is equal to or greater than the book value of the trust preferred securities held. Consequently, there is no credit-related other-than-temporary impairment required to be recognized.

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

At June 30, 2014, Susquehanna reclassified approximately $265 million of indirect auto loans from held for investment to held for sale (“HFS loans”).  The loans were transferred to held for sale at their amortized cost basis on the date of transfer and will be measured at the lower of their amortized cost or fair value on an ongoing basis.  Amortized cost was lower than fair value as of June 30, 2014.

In conjunction with transferring the loans to held for sale, Susquehanna reclassified $1,236 from the allowance for loan loss and reflected this as a reduction in the cost basis of the reclassified loans, which is evident in the allowance roll-forward in Note 4. Allowance for Loan and Lease Losses.  Additionally, all held for sale loans are included in the consumer category in the loan note tables and were current and accruing at June 30, 2014.

Loans and Leases, Net of Deferred Costs and Fees
	June 30,	December 31,
	2014	2013
Commercial, financial, and agricultural	$2,422,931	$2,394,847
Real estate - construction	748,181	735,877
Real estate secured - residential	4,178,842	4,204,430
Real estate secured - commercial	4,053,990	4,068,816
Consumer	962,618	953,000
Leases	1,300,591	1,219,116
Total loans and leases	$13,667,153	$13,576,086

Originated loans and leases	$12,159,274	$11,930,946
Purchased loans and leases	1,507,879	1,645,140
Total loans and leases	$13,667,153	$13,576,086

Nonaccrual loans and leases	$105,609	$100,815
Loans and leases contractually past due 90 days
and still accruing	9,190	9,757
Troubled debt restructurings	40,938	72,133
Deferred origination costs, net of fees	24,441	21,216
All overdrawn deposit accounts, reclassified
as loans and evaluated for collectability	6,477	2,918

A summary of our net investment in direct lease financing is presented below.

Net Investment in Direct Financing Leases
	June 30,	December 31,
	2014	2013
Minimum lease payments receivable	$671,443	$667,365
Estimated residual value of leases	712,442	634,875
Unearned income under lease contracts	(83,294)	(83,124)
Total leases	$1,300,591	$1,219,116

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Susquehanna reviews the loan gradings on an annual basis or at any time management becomes aware of the potential for not collecting all contractual cash flows. Significant credits with ratings of special mention or substandard, and associated with a relationship greater than $5.0 million, are reviewed quarterly by management.

Susquehanna monitors the credit quality of its retail loan portfolio based primarily on delinquency status, which is the primary factor considered in determining whether a retail loan should be classified as nonaccrual.

The following tables present Susquehanna's credit quality indicators by internally assigned grading and by payment activity at
June 30, 2014 and December 31, 2013.

Credit Quality Indicators, at June 30, 2014

Commercial Credit Exposure
Credit-risk Profile by Internally Assigned Grade

			Real Estate -	Total
		Real Estate -	Secured -	Commercial
	Commercial	Construction (1)	Commercial (2)	Credit Exposure
Originated loans and leases
Grade:
Pass (3)	$2,168,434	$517,720	$3,669,176	$6,355,330
Special mention (4)	62,990	20,374	164,431	247,795
Substandard (5)	71,531	31,753	193,258	296,542
Total	$2,302,955	$569,847	$4,026,865	$6,899,667
Purchased loans and leases
Grade:
Pass (3)	$107,421	$24,172	$693,000	$824,593
Special mention (4)	5,325	19,312	64,620	89,257
Substandard (5)	7,230	14,295	104,933	126,458
Total	$119,976	$57,779	$862,553	$1,040,308
Total loans and leases
Grade:
Pass (3)	$2,275,855	$541,892	$4,362,176	$7,179,923
Special mention (4)	68,315	39,686	229,051	337,052
Substandard (5)	78,761	46,048	298,191	423,000
Total	$2,422,931	$627,626	$4,889,418	$7,939,975

Other Credit Exposure
Credit-risk Profile based on Payment Activity

	Real Estate -
	Secured -			Total Other
	Residential	Consumer	Leases	Credit Exposure
Originated loans and leases
Performing	$2,985,504	$956,065	$1,299,403	$5,240,972
Nonperforming (6)	17,113	334	1,188	18,635
Total	$3,002,617	$956,399	$1,300,591	$5,259,607

Purchased loans and leases
Performing	$452,350	$6,219	$0	$458,569
Nonperforming (6)	9,002	0	0	9,002
Total	$461,352	$6,219	$0	$467,571

Total loans and leases
Performing	$3,437,854	$962,284	$1,299,403	$5,699,541
Nonperforming (6)	26,115	334	1,188	27,637
Total	$3,463,969	$962,618	$1,300,591	$5,727,178

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables detail the age analysis of Susquehanna's past due financing receivables as of June 30, 2014 and December 31, 2013.

Age Analysis of Past Due Financing Receivables, as of June 30, 2014

Financing Receivables that are Accruing

						Total
	30-59 Days	60-89 Days	90 Days	Total		Financing
	Past Due	Past Due	and Greater	Past Due	Current	Receivables
Commercial	$1,297	$468	$20	$1,785	$2,402,354	$2,404,139
Real estate - construction	183	745	692	1,620	739,133	740,753
Real estate secured - residential	8,296	3,709	6,018	18,023	4,136,079	4,154,102
Real estate secured - commercial	2,544	12,850	1,903	17,297	3,983,006	4,000,303
Consumer	5,245	1,015	291	6,551	956,024	962,575
Leases	771	316	266	1,353	1,298,319	1,299,672
Total	$18,336	$19,103	$9,190	$46,629	$13,514,915	$13,561,544

Originated loans and leases	$16,051	$17,055	$4,518	$37,624	$12,035,233	$12,072,857
Purchased loans and leases	2,285	2,048	4,672	9,005	1,479,682	1,488,687
Total	$18,336	$19,103	$9,190	$46,629	$13,514,915	$13,561,544

Financing Receivables that are Nonaccruing

						Total
	30-59 Days	60-89 Days	90 Days	Total		Financing
	Past Due	Past Due	and Greater	Past Due	Current	Receivables
Commercial	$95	$1,436	$9,246	$10,777	$8,015	$18,792
Real estate - construction	0	0	3,604	3,604	3,824	7,428
Real estate secured - residential	79	544	16,819	17,442	7,298	24,740
Real estate secured - commercial	1,865	98	30,527	32,490	21,197	53,687
Consumer	0	0	10	10	33	43
Leases	0	182	24	206	713	919
Total	$2,039	$2,260	$60,230	$64,529	$41,080	$105,609

Originated loans and leases	$1,550	$2,152	$49,750	$53,452	$32,965	$86,417
Purchased loans and leases	489	108	10,480	11,077	8,115	19,192
Total	$2,039	$2,260	$60,230	$64,529	$41,080	$105,609

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

Impaired Loans at June 30, 2014

						Average
		Recorded				Recorded
	Unpaid	Investment			Related	Investment	Interest
	Principal	in Impaired		Related	Specific	in Impaired	Income
	Balance	Loans		Charge-offs	Allowance	Loans (2)	Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$21,203	$18,289		$2,914		$18,410	$238
Real estate - construction	11,286	10,687		599		10,826	97
Real estate secured - residential	23,047	22,414		633		22,953	278
Real estate secured - commercial	127,356	104,750		22,606		103,245	1,435
Consumer	0	0		0		0	0
Total impaired loans without a
related reserve	182,892	156,140	(1)	26,752		155,434	2,048
Impaired loans with a related reserve:
Commercial, financial, and agricultural	7,941	7,941		0	$4,307	8,385	56
Real estate - construction	7,823	3,090		4,733	705	3,139	27
Real estate secured - residential	23,836	22,218		1,618	2,634	24,350	259
Real estate secured - commercial	16,543	14,634		1,909	5,197	13,792	305
Consumer	1,049	1,049		0	114	1,095	21
Total impaired loans with a
related reserve	57,192	48,932		8,260	12,957	50,761	668
Total impaired loans:
Commercial, financial, and agricultural	29,144	26,230		2,914	4,307	26,795	294
Real estate - construction	19,109	13,777		5,332	705	13,965	124
Real estate secured - residential	46,883	44,632		2,251	2,634	47,303	537
Real estate secured - commercial	143,899	119,384		24,515	5,197	117,037	1,740
Consumer	1,049	1,049		0	114	1,095	21
Total impaired loans	$240,084	$205,072		$35,012	$12,957	$206,195	$2,716

Impaired loans without a related reserve:
Originated loans and leases	$73,346	$49,039		$24,307		$47,805	$583
Purchased loans and leases	109,546	107,101		2,445		107,629	1,465
Total impaired loans without a
related reserve	182,892	156,140		26,752		155,434	2,048
Impaired loans with a related reserve:
Originated loans and leases	51,046	43,036		8,010	$11,556	44,763	561
Purchased loans and leases	6,146	5,896		250	1,401	5,998	107
Total impaired loans with a
related reserve	57,192	48,932		8,260	12,957	50,761	668
Total impaired loans:
Originated loans and leases	124,392	92,075		32,317	11,556	92,568	1,144
Purchased loans and leases (3)	115,692	112,997		2,695	1,401	113,627	1,572
Total impaired loans	$240,084	$205,072		$35,012	$12,957	$206,195	$2,716

(1)

$34,511 of the $156,140 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral adjusted for selling costs through direct charge-offs of $26,752.

(2)	Average recorded investment in impaired loans is calculated on a quarterly basis using daily balances.
(3)	$5,896 of the $112,997 purchased impaired loans were subsequently impaired after being acquired.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Impaired Loans at December 31, 2013

						Average
		Recorded				Recorded
	Unpaid	Investment			Related	Investment	Interest
	Principal	in Impaired		Related	Specific	in Impaired	Income
	Balance	Loans		Charge-offs	Allowance	Loans (2)	Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$31,196	$28,034		$3,162		$29,316	$390
Real estate - construction	17,851	14,215		3,636		14,715	140
Real estate secured - residential	28,308	27,645		663		27,800	297
Real estate secured - commercial	143,664	125,139		18,525		125,003	2,076
Consumer	0	0		0		14	0
Total impaired loans without a
related reserve	221,019	195,033	(1)	25,986		196,848	2,903
Impaired loans with a related reserve:
Commercial, financial, and agricultural	6,864	5,879		985	$3,008	5,893	154
Real estate - construction	15,202	7,288		7,914	1,819	5,831	228
Real estate secured - residential	37,499	35,153		2,346	4,753	35,273	554
Real estate secured - commercial	27,238	17,529		9,709	3,827	16,546	325
Consumer	1,992	1,992		0	218	2,042	56
Total impaired loans with a
related reserve	88,795	67,841		20,954	13,625	65,585	1,317
Total impaired loans:
Commercial, financial, and agricultural	38,060	33,913		4,147	3,008	35,209	544
Real estate - construction	33,053	21,503		11,550	1,819	20,546	368
Real estate secured - residential	65,807	62,798		3,009	4,753	63,073	851
Real estate secured - commercial	170,902	142,668		28,234	3,827	141,549	2,401
Consumer	1,992	1,992		0	218	2,056	56
Total impaired loans	$309,814	$262,874		$46,940	$13,625	$262,433	$4,220

Impaired loans without a related reserve:
Originated loans and leases	$88,900	$66,086		$22,814		$65,341	$749
Purchased loans and leases	132,119	128,947		3,172		131,507	2,154
Total impaired loans without a
related reserve	221,019	195,033		25,986		196,848	2,903
Impaired loans with a related reserve:
Originated loans and leases	78,015	58,343		19,672	$11,612	55,881	1,172
Purchased loans and leases	10,780	9,498		1,282	2,013	9,704	145
Total impaired loans with a
related reserve	88,795	67,841		20,954	13,625	65,585	1,317
Total impaired loans:
Originated loans and leases	166,915	124,429		42,486	11,612	121,222	1,921
Purchased loans and leases (3)	142,899	138,445		4,454	2,013	141,211	2,299
Total impaired loans	$309,814	$262,874		$46,940	$13,625	$262,433	$4,220

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	The following table presents Troubled Debt Restructurings (TDR's), by class segment:

		June 30,	December 31,
		2014	2013
	Commercial, financial, and agricultural	$4,228	$6,885
	Real estate - construction	322	615
	Real estate secured - residential	18,414	31,623
	Real estate secured - commercial	16,903	31,295
	Consumer	1,071	1,715
	Total performing TDRs	40,938	72,133
	Non-performing TDRs (1)	20,465	22,676
	Total TDRs	$61,403	$94,809

	Performing TDRs	67%	76%
	Non-performing TDRs	33%	24%

(1)	These loans are included in the 90 day past due and non-accrual categories.

The following table provides detail of TDR balance and activity for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Performing TDRs, beginning of period	$39,555	$65,773	$72,133	$67,775
New restructurings as TDRs	3,213	7,187	4,083	25,069
Repayments and payoffs	(566)	(1,013)	(1,005)	(3,250)
Charge-offs after restructuring	(14)	(6,604)	(429)	(6,725)
Transfer to nonaccrual, past due 90 days or greater, non-performing TDRs	(1,248)	(1,212)	(5,688)	(6,042)
Transfer out of TDR status (1)	0	(272)	(28,155)	(12,613)
Other, net (2)	(2)	(37)	(1)	(392)
Performing TDRs, end of period	$40,938	$63,822	$40,938	$63,822

Non-performing TDRs (3), end of period	$20,465	$20,500	$20,465	$20,500

Performing TDRs	67%	76%	67%	76%
Non-performing TDRs	33%	24%	33%	24%

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables present Susquehanna’s loan modification activities that were considered troubled debt restructurings for the three and six month periods ended June 30, 2014 and 2013.

	Recorded Investment
			Post-	Financial Effect of
		Pre-Modification	Modification	Modification
	Number of	Recorded	Recorded	Recorded
Three months ended June 30, 2014	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Bankruptcies and maturity date extensions	0	$0	$0	$0	$0
Combination of modification types	0	0	0	0	0
Real estate - construction
Bankruptcies and maturity date extensions	0	0	0	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Bankruptcies and maturity date extensions	7	1,401	1,401	0	0
Combination of modification types	4	793	793	0	8
Real estate secured - commercial
Bankruptcies and maturity date extensions	0	0	0	0	0
Combination of modification types	1	375	375	0	0
Consumer
Bankruptcies and maturity date extensions	12	81	81	0	0
Combination of modification types	0	0	0	0	0
Total	24	$2,650	$2,650	$0	$8

Originated loans and leases	21	$2,129	$2,129	$0	$53
Purchased loans and leases	3	521	521	0	(45)
Total	24	$2,650	$2,650	$0	$8

(1)		Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)		Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

		Number of	Recorded
		Loans	Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
Commercial, financial, and agricultural		3	$998
Real estate - construction		0	0
Real estate secured - residential		2	179
Real estate secured - commercial		0	0
Consumer		6	36
Total		11	$1,213

Originated loans and leases		10	$1,093
Purchased loans and leases		1	120
Total		11	$1,213

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Recorded Investment
			Post-	Financial Effect of
		Pre-Modification	Modification	Modification
	Number of	Recorded	Recorded	Recorded
Three months ended June 30, 2013	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Bankruptcies and maturity date extensions	11	$1,041	$1,041	$0	$0
Combination of modification types	1	241	241	0	0
Real estate - construction
Bankruptcies and maturity date extensions	1	117	117	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Bankruptcies and maturity date extensions	40	2,912	2,912	0	0
Combination of modification types	10	1,186	1,186	0	56
Real estate secured - commercial
Bankruptcies and maturity date extensions	5	949	949	0	0
Combination of modification types	0	0	0	0	0
Consumer
Bankruptcies and maturity date extensions	63	741	741	0	0
Combination of modification types	0	0	0	0	0
Total	131	$7,187	$7,187	$0	$56

Originated loans and leases	121	$6,458	$6,458	$0	$56
Purchased loans and leases	10	729	729	0	0
Total	131	$7,187	$7,187	$0	$56

(1)		Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)		Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

		Number of	Recorded
		Loans	Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
Commercial, financial, and agricultural		5	$6,621
Real estate - construction		0	0
Real estate secured - residential		5	509
Real estate secured - commercial		0	0
Consumer		14	66
Total		24	$7,196

Originated loans and leases		22	$6,859
Purchased loans and leases		2	337
Total		24	$7,196

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Recorded Investment
				Financial Effect of
		Pre-Modification	Post-Modification	Modification
	Number of	Recorded	Recorded	Recorded
Six months ended June 30, 2014	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Bankruptcies and maturity date extensions	6	$102	$102	$0	$0
Combination of modification types	0	0	0	0	0
Real estate - construction
Bankruptcies and maturity date extensions	0	0	0	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Bankruptcies and maturity date extensions	13	1,851	1,851	0	0
Combination of modification types	7	1,100	1,100	0	(8)
Real estate secured - commercial
Bankruptcies and maturity date extensions	0	0	0	0	0
Combination of modification types	1	375	375	0	0
Consumer
Bankruptcies and maturity date extensions	14	92	92	0	0
Combination of modification types	0	0	0	0	0
Total	41	$3,520	$3,520	$0	$(8)

Originated loans and leases	37	$2,933	$2,933	$0	$37
Purchased loans and leases	4	587	587	0	(45)
Total	41	$3,520	$3,520	$0	$(8)

(1)		Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)		Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

		Number of	Recorded
		Loans	Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
Commercial, financial, and agricultural		11	$2,027
Real estate - construction		0	0
Real estate secured - residential		8	397
Real estate secured - commercial		4	2,599
Consumer		21	159
Total		44	$5,182

Originated loans and leases		40	$2,536
Purchased loans and leases		4	2,646
Total		44	$5,182

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Recorded Investment
				Financial Effect of
		Pre-Modification	Post-Modification	Modification
	Number of	Recorded	Recorded	Recorded
Six months ended June 30, 2013	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Bankruptcies and maturity date extensions	23	$8,534	$8,534	$0	$0
Combination of modification types	1	241	241	0	0
Real estate - construction
Bankruptcies and maturity date extensions	2	137	137	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Bankruptcies and maturity date extensions	99	8,323	8,323	0	0
Combination of modification types	17	2,502	2,502	0	(72)
Real estate secured - commercial
Bankruptcies and maturity date extensions	12	2,499	2,499	0	0
Combination of modification types	1	1,436	1,436	0	(196)
Consumer
Bankruptcies and maturity date extensions	150	1,397	1,397	0	0
Combination of modification types	0	0	0	0	0
Total	305	$25,069	$25,069	$0	$(268)

Originated loans and leases	287	$22,607	$22,607	$0	$(225)
Purchased loans and leases	18	2,462	2,462	0	(43)
Total	305	$25,069	$25,069	$0	$(268)

(1)		Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)		Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

		Number of	Recorded
		Loans	Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
Commercial, financial, and agricultural		12	$7,301
Real estate - construction		2	137
Real estate secured - residential		13	1,290
Real estate secured - commercial		3	447
Consumer		33	205
Total		63	$9,380

Originated loans and leases		58	$8,843
Purchased loans and leases		5	537
Total		63	$9,380

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The unpaid principal balance and the related carrying amount of acquired loans are as follows:

	June 30,	December 31,
	2014	2013
Credit impaired purchased loans evaluated individually for
incurred credit losses
Unpaid principal balance	$139,097	$176,351
Carrying amount	112,997	138,445

Other purchased loans evaluated collectively for incurred credit losses
Unpaid principal balance	1,393,362	1,509,870
Carrying amount	1,394,882	1,506,695

Total purchased loans
Unpaid principal balance	1,532,459	1,686,221
Carrying amount	1,507,879	1,645,140

The changes in the accretable discount related to the purchased credit impaired loans are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance - beginning of period	$43,058	$58,817	$46,219	$62,868
Accretion recognized during the period	(2,572)	(5,723)	(5,733)	(12,293)
Net reclassification from non-accretable to accretable	2,833	(3,907)	2,833	(1,388)
Balance - end of period	$43,319	$49,187	$43,319	$49,187

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

An analysis of the allowance for loan and lease losses for the three and six months ended June 30, 2014 and 2013 are presented in the following tables:

	Three Months Ended June 30, 2014
			Real Estate	Real Estate
		Real Estate -	Secured -	Secured -
	Commercial	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at April 1, 2014	$48,016	$21,718	$22,078	$44,486	$2,097	$14,788	$967	$154,150
Charge-offs	(9,094)	(339)	(3,290)	(1,077)	(1,341)	(801)	0	(15,942)
Recoveries	1,820	796	837	347	328	383	0	4,511
Transfer for loans designated as held for sale	0	0	0	0	(1,236)	0	0	(1,236)
Provision	659	(3,995)	1,751	3,196	1,428	(495)	456	3,000
Balance at June 30, 2014	$41,401	$18,180	$21,376	$46,952	$1,276	$13,875	$1,423	$144,483

	Six Months Ended June 30, 2014
			Real Estate	Real Estate
		Real Estate -	Secured -	Secured -
	Commercial	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2014	$40,590	$26,189	$24,076	$48,261	$2,266	$15,259	$967	$157,608
Charge-offs	(13,608)	(630)	(7,120)	(3,684)	(2,579)	(1,721)	0	(29,342)
Recoveries	3,152	1,178	1,871	820	711	721	0	8,453
Transfer for loans designated as held for sale	0	0	0	0	(1,236)	0	0	(1,236)
Provision	11,267	(8,557)	2,549	1,555	2,114	(384)	456	9,000
Balance at June 30, 2014	$41,401	$18,180	$21,376	$46,952	$1,276	$13,875	$1,423	$144,483

Balance at June 30, 2014
Individually evaluated for impairment:
Originated loans and leases	$4,281	$704	$2,181	$4,276	$114	$0		$11,556
Purchased loans and leases	26	0	453	922	0	0		1,401
Total	$4,307	$704	$2,634	$5,198	$114	$0		$12,957

Collectively evaluated for impairment:
Originated loans and leases	$37,094	$17,476	$18,742	$41,754	$1,162	$13,875	$1,423	$131,526
Purchased loans and leases	0	0	0	0	0	0	0	0
Total	$37,094	$17,476	$18,742	$41,754	$1,162	$13,875	$1,423	$131,526

Financing receivables:
Balance at June 30, 2014	$2,422,931	$748,181	$4,178,842	$4,053,990	$962,618	$1,300,591		$13,667,153

Balance at June 30, 2014
Individually evaluated for impairment:
Originated loans and leases	$16,378	$3,283	$24,201	$47,167	$1,046	$0		$92,075
Purchased loans and leases	9,851	10,495	20,431	72,217	3	0		112,997
Total	$26,229	$13,778	$44,632	$119,384	$1,049	$0		$205,072

Collectively evaluated for impairment:
Originated loans and leases	$2,262,865	$686,743	$3,560,563	$3,301,084	$955,353	$1,300,591		$12,067,199
Purchased loans and leases	133,837	47,660	573,647	633,522	6,216	0		1,394,882
Total	$2,396,702	$734,403	$4,134,210	$3,934,606	$961,569	$1,300,591		$13,462,081

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Three Months Ended June 30, 2013
			Real Estate	Real Estate
		Real Estate -	Secured -	Secured -
	Commercial	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at April 1, 2013	$30,462	$25,549	$36,542	$66,977	$2,997	$13,714	$136	$176,377
Charge-offs	(10,829)	(1,170)	(2,607)	(842)	(788)	(1,202)	0	(17,438)
Recoveries	2,040	1,725	601	2,083	239	967	0	7,655
Provision	8,564	(2,536)	3,180	609	707	1,271	205	12,000
Balance at June 30, 2013	$30,237	$23,568	$37,716	$68,827	$3,155	$14,750	$341	$178,594

	Six Months Ended June 30, 2013
			Real Estate	Real Estate
		Real Estate -	Secured -	Secured -
	Commercial	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2013	$30,207	$25,171	$41,276	$70,053	$3,722	$13,341	$250	$184,020
Charge-offs	(20,866)	(5,933)	(5,620)	(5,445)	(1,346)	(2,321)	0	(41,531)
Recoveries	4,036	2,187	1,252	2,805	561	1,264	0	12,105
Provision	16,860	2,143	808	1,414	218	2,466	91	24,000
Balance at June 30, 2013	$30,237	$23,568	$37,716	$68,827	$3,155	$14,750	$341	$178,594

Balance at June 30, 2013
Individually evaluated for impairment:
Originated loans and leases	$3,007	$1,145	$3,629	$5,155	$145	$0		$13,081
Purchased loans and leases	0	0	0	0	0	0		0
Total	$3,007	$1,145	$3,629	$5,155	$145	$0		$13,081

Collectively evaluated for impairment:
Originated loans and leases	$27,104	$22,013	$26,965	$61,997	$3,010	$14,750	$341	$156,180
Purchased loans and leases	126	410	7,122	1,675	0	0	0	9,333
Total	$27,230	$22,423	$34,087	$63,672	$3,010	$14,750	$341	$165,513

Financing receivables:
Balance at June 30, 2013	$2,289,159	$769,722	$4,098,938	$4,029,454	$908,328	$1,062,161		$13,157,762

Balance at June 30, 2013
Individually evaluated for impairment:
Originated loans and leases	$10,905	$10,948	$31,226	$63,615	$1,334	$0		$118,028
Purchased loans and leases	13,899	13,355	39,713	74,402	117	0		141,486
Total	$24,804	$24,303	$70,939	$138,017	$1,451	$0		$259,514

Collectively evaluated for impairment:
Originated loans and leases	$2,142,345	$649,535	$3,211,466	$3,218,759	$898,527	$1,062,161		$11,182,793
Purchased loans and leases	122,010	95,884	816,533	672,678	8,350	0		1,715,455
Total	$2,264,355	$745,419	$4,027,999	$3,891,437	$906,877	$1,062,161		$12,898,248

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

Susquehanna performed its annual goodwill impairment assessments in the second quarter of 2014 and determined that the fair value of each of its reporting units exceeded its book value, and that there was no goodwill impairment.

Bank Reporting Unit

Goodwill assigned to the bank reporting unit at the annual assessment dates of May 31, 2014 and 2013 was $1,165,200. Fair value of the bank reporting unit was determined using a market approach, which uses prices and other relevant information reported for market transactions involving recent non-distressed sales of comparable financial institutions in the United States, with particular consideration given to transactions within Susquehanna’s market, to value the bank reporting unit. The following table shows the ratios used at May 31, 2014 and 2013.

	Annual	Annual
Ratio	May 31, 2014	May 31, 2013
Price to book	1.48x	1.57x
Price to tangible book	1.70x	1.80x
Price to earnings(1)	20.5x	22.1x

(1) Last twelve months earnings.

Fair value of the bank reporting unit exceeded carrying value by 25.4% at May 31, 2014, and by 44.6% at May 31, 2013. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is unnecessary.

Wealth Management Reporting Unit

Goodwill assigned to the wealth management reporting unit at the annual assessment dates of May 31, 2014 and 2013 was $82,746. Fair value of the wealth management reporting unit was determined utilizing the market approach and the income approach. The market approach measures the fair value of the reporting unit using transaction multiples reported for market transactions involving comparable wealth management business. The income approach measures the fair value of the reporting unit by converting the reporting unit’s future earnings over ten years, assuming a weighted increase in the reporting unit’s revenues and a weighted increase in the reporting unit’s expenses, to a single present (discounted) amount, based on a discount rate. The following table shows the factors used in the income approach at May 31, 2014 and 2013.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Annual	Annual
Factors	May 31, 2014	May 31, 2013
Discount rate	19.5%	18.4%
Weighted-average increase in revenues	4.2%	5.0%
Weighted-average increase in expenses	4.7%	3.3%

Fair value of the wealth management reporting unit exceeded carrying value by 51.5% at May 31, 2014 and by 45.9% at May 31, 2013. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is unnecessary.

Property and Casualty Insurance Reporting Unit

Goodwill assigned to the property and casualty insurance reporting unit at the annual assessment dates of May 31, 2014 and 2013 was $17,177. Fair value of the property and casualty insurance reporting unit was determined using the market approach, which measures the fair value of the reporting unit using recent sales of comparable property and casualty insurance companies in Susquehanna’s market. Susquehanna uses two key ratios to measure the fair value of the property and casualty insurance reporting unit: average price to book and median price to earnings. The following table shows the ratios used at May 31, 2014 and 2013.

	Annual	Annual
Ratio	May 31, 2014	May 31, 2013
Average price to book	1.34X	1.15X
Median price to earnings	21.1X	18.1X

Fair value of the property and casualty insurance reporting unit exceeded carrying value by 25.6% at May 31, 2014 and by 21.7% at May 31, 2013. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is not required.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 6. Deposits

Deposits consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Noninterest-bearing:
Demand	$1,935,635	$1,913,526
Interest-bearing:
Interest-bearing demand	2,883,679	2,909,376
Money market	3,025,430	3,144,106
Savings	1,136,044	1,077,923
Time	2,266,815	2,113,209
Time of $100 or more	2,067,391	1,711,232
Total deposits	$13,314,994	$12,869,372

NOTE 7.  Income Taxes

Our effective income tax rate for the three months ended June 30, 2014 and 2013 was 26.1% and 30.2%, respectively.  Our effective income tax rate for the six months ended June 30, 2014 and 2013 was 27.9% and 31.0%, respectively.   The estimated annual effective income tax rates used in calculating the income tax expense for the reporting periods ended June 30, 2014 and 2013 were impacted by the level of permanent differences, including tax-advantaged income, and by Low Income Housing and other tax credits, resulting in effective income tax rates below statutory rates for the interim reporting periods.  The change in the estimated annual effective income tax rates used to calculate income tax expense was influenced by the amount of tax-advantaged income relative to total income for the second quarter of 2014, as compared to the amount of tax-advantaged income relative to total income for the second quarter of 2013.  Additionally, adjustments for income tax expense/(benefit) from discrete items recorded for the three months ended June 30, 2014 and 2013 impacted the effective income tax rate by (4.2%) and (0.5%), respectively.  The net deferred discrete income tax benefit recorded during the period for the effect of recent enactment of state tax legislation caused a reduction in the effective income tax rate for the three months ended June 30, 2014 of (4.2%).

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 8. Accumulated Other Comprehensive Loss

The balances and changes in balances by component of accumulated other comprehensive income (loss) are shown in the following tables:

			Unrealized		Accumulated
	Unrealized Gains (Losses) on		Gains (Losses)	Post-	Other
	Investment securities		on Cash Flow	retirement	Comprehensive
	With OTTI	All other	Hedges	Benefits	Loss
Balance, April 1, 2014	$(279)	$3,119	$(19,080)	$(22,409)	$(38,649)
AOCI before reclassifications, net of tax	0	9,341	(1,362)	0	7,979
Amounts reclassified from AOCI:
Interest expense	0	0	5,489	0	5,489
Net realized loss (gain) on sales of securities	0	(3,293)	0	0	(3,293)
Total before income taxes	0	(3,293)	5,489	0	2,196
Less: Income taxes	0	1,153	(1,921)	0	(768)
Net of income taxes	0	(2,140)	3,568	0	1,428
Net change in AOCI	0	7,201	2,206	0	9,407
Balance, June 30, 2014	$(279)	$10,320	$(16,874)	$(22,409)	$(29,242)

Balance, April 1, 2013	$(1,024)	$33,529	$(31,839)	$(39,321)	$(38,655)
AOCI before reclassifications, net of tax	211	(33,926)	3,368	0	(30,347)
Amounts reclassified from AOCI:
Interest expense	0	0	4,668	0	4,668
Net realized loss (gain) on sales of securities	97	(26)	0	0	71
Total before income taxes	97	(26)	4,668	0	4,739
Less: Income taxes	(34)	9	(1,634)	0	(1,659)
Net of income taxes	63	(17)	3,034	0	3,080
Net change in AOCI	274	(33,943)	6,402	0	(27,267)
Balance, June 30, 2013	$(750)	$(414)	$(25,437)	$(39,321)	$(65,922)

Balance, January 1, 2014	$(279)	$(7,195)	$(21,683)	$(22,409)	$(51,566)
AOCI before reclassifications, net of tax	0	19,650	(2,265)	0	17,385
Amounts reclassified from AOCI:
Interest expense	0	0	10,883	0	10,883
Net realized loss (gain) on sales of securities	0	(3,285)	0	0	(3,285)
Total before income taxes	0	(3,285)	10,883	0	7,598
Less: Income taxes	0	1,150	(3,809)	0	(2,659)
Net of income taxes	0	(2,135)	7,074	0	4,939
Net change in AOCI	0	17,515	4,809	0	22,324
Balance, June 30, 2014	$(279)	$10,320	$(16,874)	$(22,409)	$(29,242)

Balance, January 1, 2013	$(839)	$37,521	$(34,636)	$(39,304)	$(37,258)
AOCI before reclassifications, net of tax	(226)	(37,654)	3,218	(17)	(34,679)
Amounts reclassified from AOCI:
Interest expense	0	0	9,202	0	9,202
Net realized loss (gain) on sales of securities	485	(432)	0	0	53
Total before income taxes	485	(432)	9,202	0	9,255
Less: Income taxes	(170)	151	(3,221)	0	(3,240)
Net of income taxes	315	(281)	5,981	0	6,015
Net change in AOCI	89	(37,935)	9,199	(17)	(28,664)
Balance, June 30, 2013	$(750)	$(414)	$(25,437)	$(39,321)	$(65,922)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 9. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30,
					Other Postretirement
	Pension Benefits		SERP		Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$0	$1,333	$71	$313	$316	$337
Interest cost	1,922	1,794	122	102	247	217
Expected return on plan assets	(2,337)	(2,412)	0	0	0	0
Amortization of prior service cost	0	6	37	54	28	29
Amortization of transition obligation	0	0	0	0	0	2
Amortization of net actuarial loss	121	757	29	57	0	42
Net periodic postretirement benefit cost	$(294)	$1,478	$259	$526	$591	$627

	Six Months Ended June 30,
					Other Postretirement
	Pension Benefits		SERP		Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$0	$2,666	$143	$626	$633	$674
Interest cost	3,845	3,588	245	204	493	434
Expected return on plan assets	(4,673)	(4,823)	0	0	0	0
Amortization of prior service cost	0	12	73	109	57	58
Amortization of transition obligation	0	0	0	0	0	4
Amortization of net actuarial loss	241	1,514	57	113	0	84
Net periodic postretirement benefit cost	$(587)	$2,957	$518	$1,052	$1,183	$1,254

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2013, that it expected to contribute $559 to its pension plans and $782 to its other postretirement benefit plan in 2014. As of June 30, 2014, $280 of contributions had been made to its pension plans, and $391 of contributions had been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $279 to fund its pension plans in 2014, for a total of $559, and an additional $391 to it other postretirement benefit plan, for a total of $782.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 10. Earnings per Share ("EPS")

The following tables set forth the calculation of basic and diluted EPS for the three-month and six-month periods ended
June 30, 2014 and 2013.

Basic earnings per common share

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income applicable to common shareholders	$43,494	$45,648	$80,656	$88,047
Average common shares outstanding	187,637	186,812	187,547	186,710
Basic earnings per common share	$0.23	$0.24	$0.43	$0.47

Diluted earnings per common share

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income available to common shareholders	$43,494	$45,648	$80,656	$88,047
Average common shares outstanding	187,637	186,812	187,547	186,710
Dilutive potential common shares	658	911	749	902
Total diluted average common shares outstanding	188,295	187,723	188,296	187,612
Diluted earnings per common share	$0.23	$0.24	$0.43	$0.47

For the three months ended June 30, 2014 and 2013, average options to purchase 1,226 and 1,490 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive. For the six months ended June 30, 2014 and 2013, average options to purchase 1,219 and 1,530 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive.

NOTE 11. Derivative Financial Instruments

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

Cash Flow Hedges of Interest Rate Risk

Susquehanna uses interest rate derivatives to manage its exposure to interest rate movements and add stability to interest income and expense. Susquehanna primarily uses interest rate swaps as part of its interest rate risk management strategy. For example, Susquehanna may issue variable-rate debt and then enter into a receive-variable pay-fixed-rate interest rate swap with the same

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

payment timing and notional amount to convert the interest payments to a net fixed-rate basis for all or a portion of the term of the long-term debt. As of June 30, 2014, December 31, 2013, and June 30, 2013, Susquehanna had 13, 14, and 14 interest rate swaps, respectively for each period, with an aggregate notional amount of $1,117,859, $1,146,437, and $1,150,284, respectively that were designated as cash flow hedges of interest-rate risk.

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

Amounts recorded in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Susquehanna’s variable-rate liabilities. During the next 12 months, Susquehanna estimates that $20,243 will be reclassified as an expense to net interest income.

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

At June 30, 2014 and 2013, Susquehanna had 285 and 263 derivative transactions, respectively, related to these risk management activities with an aggregate notional amount of $1,806,139 and $1,605,531, respectively. For the three-month and six-month periods ended June 30, 2014, Susquehanna recognized a net loss of $902 and $1,612, respectively, and for the three-month and six-month periods ended June 30, 2013, Susquehanna recognized a net gain of $1,848 and $1,615, respectively, related to changes in fair value of the derivatives in this program.

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

At June 30, 2014 and December 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest and any credit valuation adjustments related to these agreements, was $43,164 and $50,247, respectively. At June 30, 2014 and December 31, 2013, Susquehanna had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $43,826 and $42,813, respectively. If Susquehanna had breached any of the above provisions at June 30, 2014, it would have been required to settle its obligations under the agreements at termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Fair Value of Derivative Instruments

	Fair Values of Derivative Instruments
	June 30, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$641	Other liabilities	$23,570
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	23,945	Other liabilities	19,594
Total derivatives		$24,586		$43,164

	Fair Values of Derivative Instruments
	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$1,419	Other liabilities	$31,662
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	22,897	Other liabilities	18,585
Total derivatives		$24,316		$50,247

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The Effect of Derivative Instruments on Comprehensive Income

Three Months Ended June 30, 2014

				Location of Loss	Amount of Loss
		Location of Loss	Amount of Loss	Recognized in	Recognized in
	Amount of Gain	Reclassified from	Reclassified from	Income	Income
Derivatives in Cash Flow	Recognized	Accumulated OCI	Accumulated OCI	(Ineffective	(Ineffective
Hedging Relationships	in OCI	into Income	into Income	Portion)	Portion)
Interest rate contracts:	$2,200	Interest expense	$(5,489)	Other expense	$0

	Location of Loss	Amount of Loss
	Recognized	Recognized
Derivatives Not Designated	in Income	in Income
as Hedging Instruments	on Derivatives	on Derivatives
Interest rate contracts:	Other income	$(902)
	Other expense	0

Three Months Ended June 30, 2013

				Location of Loss	Amount of Loss
		Location of Loss	Amount of Loss	Recognized in	Recognized in
	Amount of Gain	Reclassified from	Reclassified from	Income	Income
Derivatives in Cash Flow	Recognized	Accumulated OCI	Accumulated OCI	(Ineffective	(Ineffective
Hedging Relationships	in OCI	into Income	into Income	Portion)	Portion)
Interest rate contracts:	$6,401	Interest expense	$(4,668)	Other expense	$0

	Location of Gain	Amount of Gain
	Recognized	Recognized
Derivatives Not Designated	in Income	in Income
as Hedging Instruments	on Derivatives	on Derivatives
Interest rate contracts:	Other income	$1,848
	Other expense	0

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Six Months Ended June 30, 2014

				Location of Loss	Amount of Loss
		Location of Loss	Amount of Loss	Recognized in	Recognized in
	Amount of Gain	Reclassified from	Reclassified from	Income	Income
Derivatives in Cash Flow	Recognized	Accumulated OCI	Accumulated OCI	(Ineffective	(Ineffective
Hedging Relationships	in OCI	into Income	into Income	Portion)	Portion)
Interest rate contracts:	$4,809	Interest expense	$(10,883)	Other expense	$0

	Location of Loss	Amount of Loss
	Recognized	Recognized
Derivatives Not Designated	in Income on	in Income on
as Hedging Instruments	Derivatives	Derivatives
Interest rate contracts:	Other income	$(1,612)
	Other expense	0

Six Months Ended June 30, 2013

				Location of Loss	Amount of Loss
		Location of Loss	Amount of Loss	Recognized in	Recognized in
	Amount of Gain	Reclassified from	Reclassified from	Income	Income
Derivatives in Cash Flow	Recognized	Accumulated OCI	Accumulated OCI	(Ineffective	(Ineffective
Hedging Relationships	in OCI	into Income	into Income	Portion)	Portion)
Interest rate contracts:	$9,199	Interest expense	$(9,202)	Other expense	$0

	Location of Gain	Amount of Gain
	(Loss) Recognized	(Loss) Recognized
Derivatives Not Designated	in Income	in Income
as Hedging Instruments	on Derivatives	on Derivatives
Interest rate contracts:	Other income	$1,616
	Other expense	(1)

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following table provides information about financial instruments that are eligible for offset at June 30, 2014 and December
31, 2013.

Balance Sheet Netting Disclosure about Offsetting Assets and Liabilities

			Net Amounts
			Presented in
			the	Gross Amounts Not Offset in the
	Gross		Consolidated	Consolidated Balance Sheet
	Amounts	Gross Amounts	Balance	Financial	Cash
	Recognized	Offset	Sheet	Instruments	Collateral	Net Amount

June 30, 2014

Financial assets:
Derivatives	$24,586	$0	$24,586	$0	$(1,250)	$23,336

Financial liabilities:
Derivatives	$43,164	$0	$43,164	$0	$(43,826)	$(662)
Repurchase agreements	275,830	0	275,830	(275,830)	0	0
Total	$318,994	$0	$318,994	$(275,830)	$(43,826)	$(662)

December 31, 2013

Financial assets:
Derivatives	$24,316	$0	$24,316	$0	$(3,940)	$20,376

Financial liabilities:
Derivatives	$50,247	$0	$50,247	$0	$(42,813)	$7,434
Repurchase agreements	295,800	0	295,800	(295,800)	0	0
Total	$346,047	$0	$346,047	$(295,800)	$(42,813)	$7,434

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The table below presents the offsetting of derivative assets and derivative liabilities as of June 30, 2014 and December 31,
2013.

	Derivative Assets and Collateral				Derivative Liabilities and Collateral
	Held by Counterparty				Pledged by Counterparty
	Amounts	Gross Amounts			Amounts	Gross Amounts
	Presented in	Not Offset			Presented in	Not Offset
	the	in the Consolidated			the	in the Consolidated
	Consolidated	Balance Sheet			Consolidated	Balance Sheet
	Balance	Financial	Cash	Net	Balance	Financial	Cash	Net
June 30, 2014	Sheet	Instruments	Collateral	Amount	Sheet	Instruments	Collateral	Amount

Cleared Agreements:
Clearing member A	$0	$0	$0	$0	$6,641	$0	$(9,992)	$(3,351)
	0	0	0	0	6,641	0	(9,992)	(3,351)
Bilateral Agreements:
Counterparty:
Dealer A	774	0	0	774	3,869	0	(3,120)	749
Dealer B	965	0	0	965	3,305	0	(2,040)	1,265
Dealer C	54	0	0	54	1,181	0	(1,150)	31
Dealer D	2,345	0	(1,250)	1,095	1,265	0	0	1,265
Dealer E	0	0	0	0	16,261	0	(18,600)	(2,339)
Dealer F	0	0	0	0	3,080	0	(4,200)	(1,120)
Dealer G	0	0	0	0	2,664	0	(3,130)	(466)
Dealer H	0	0	0	0	876	0	(1,060)	(184)
Dealer I	0	0	0	0	400	0	(280)	120
Dealer J	0	0	0	0	18	0	0	18
End User	20,448	0	0	20,448	3,604	0	(254)	3,350
	24,586	0	(1,250)	23,336	36,523	0	(33,834)	2,689
Total	$24,586	$0	$(1,250)	$23,336	$43,164	$0	$(43,826)	$(662)

December 31, 2013

Cleared Agreements:
Clearing member A	$19	$0	$0	$19	$1,077	$0	$(3,993)	$(2,916)
	19	0	0	19	1,077	0	(3,993)	(2,916)
Bilateral Agreements:
Counterparty:
Dealer A	2,836	0	0	2,836	3,840	0	(1,290)	2,550
Dealer B	2,412	0	0	2,412	3,306	0	(1,400)	1,906
Dealer C	359	0	0	359	684	0	(550)	134
Dealer D	5,571	0	(3,940)	1,631	688	0	0	688
Dealer E	0	0	0	0	21,251	0	(24,100)	(2,849)
Dealer F	0	0	0	0	5,081	0	(6,100)	(1,019)
Dealer G	0	0	0	0	3,966	0	(4,260)	(294)
Dealer H	0	0	0	0	770	0	(1,120)	(350)
Dealer I	0	0	0	0	121	0	0	121
Dealer J	0	0	0	0	18	0	0	18
End User	13,119	0	0	13,119	9,445	0	0	9,445
	24,297	0	(3,940)	20,357	49,170	0	(38,820)	10,350
Total	$24,316	$0	$(3,940)	$20,376	$50,247	$0	$(42,813)	$7,434

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2014 and 2013, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

For additional information regarding derivatives, refer to “Note 11 – Derivative Financial Instruments” above.

Off-balance-sheet items

The fair values of unused commitments to lend and standby letters of credit are considered to be the same as their contractual amounts.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at June 30, 2014 and December 31, 2013, on the consolidated balance sheets and by levels within the valuation hierarchy.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$95,877	$0	$95,877	$0
Obligations of states and political
subdivisions	399,263	0	399,263	0
Agency residential mortgage-backed
securities	1,620,775	0	1,620,775	0
Non-agency residential mortgage-
backed securities	381	0	381	0
Commercial mortgage-backed
securities	5,882	0	5,882	0
Other structured financial products	11,995	0	0	11,995
Other debt securities	24,638	0	24,638	0
Other equity securities	24,282	21,479	0	2,803
Derivatives: (1)
Designated as hedging instruments	641	0	641	0
Not designated as hedging
instruments	23,945	0	23,945	0
Total	$2,207,679	$21,479	$2,171,402	$14,798
Liabilities
Derivatives: (2)
Designated as hedging instruments	$23,570	$0	$23,570	$0
Not designated as hedging
instruments	19,594	0	19,594	0
Total	$43,164	$0	$43,164	$0

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following tables present roll-forwards of the balance sheet amounts for the three and six month periods ended June 30, 2014 and 2013, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Available-for-sale Securities
			Non-
			agency
		Other	Residential
		Structured	Mortgage-
	Equity	Financial	backed
	Securities	Products	Securities	Total
Balance at April 1, 2014	$2,816	$11,419	$0	$14,235
Total gains or losses (realized/unrealized):
Included in other comprehensive income (before taxes)	(13)	576	0	563
Balance at June 30, 2014	$2,803	$11,995	$0	$14,798

Balance at April 1, 2013	$3,157	$9,977	$25,592	$38,726
Total gains or losses (realized/unrealized):
Included in earnings:
Other-than-temporary impairment (1)	(97)	0	0	(97)
Included in other comprehensive income (before taxes)	(240)	529	(1,043)	(754)
Balance at June 30, 2013	$2,820	$10,506	$24,549	$37,875

Balance at January 1, 2014	$2,797	$11,297	$0	$14,094
Total gains or losses (realized/unrealized):
Included in other comprehensive income (before taxes)	6	698	0	704
Balance at June 30, 2014	$2,803	$11,995	$0	$14,798

Balance at January 1, 2013	$3,156	$9,550	$26,800	$39,506
Total gains or losses (realized/unrealized):
Included in earnings:
Other-than-temporary impairment (1)	(97)	0	(388)	(485)
Included in other comprehensive income (before taxes)	(239)	956	(1,863)	(1,146)
Balance at June 30, 2013	$2,820	$10,506	$24,549	$37,875

(1)	Included in noninterest income, net impairment losses recognized in earnings.

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

The following tables present assets measured at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013, on the consolidated balance sheets and by the valuation hierarchy.

		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$35,975	$0	$0	$35,975
Foreclosed assets	10,302	0	0	10,302
	$46,277	$0	$0	$46,277

		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$54,216	$0	$0	$54,216
Foreclosed assets	16,555	0	0	16,555
	$70,771	$0	$0	$70,771

The following table details the quantitative information about Level 3 fair value measurements:

	Fair Value at	Valuation		Range
Asset	June 30, 2014	Technique(s)	Unobservable Input	(Weighted Average)

Other structured financial products (1)	$11,995	Discounted Cash Flow	Credit default rates, call options and deferrals, waterfall structure, and covenants.	Varies by individual security, refer to Note 2

Other equity securities	2,803	Discounted Cash Flow	Cash flows from dividends and terminal value	0.2x - 1.4x
				(0.8x)

Impaired loans	35,975	Discounted Cash Flow	Cash flows based upon current discount rates and terminal value	0.6% - 14.1%
				(3.6%)

Foreclosed assets	10,302	Discounted Cash Flow	Third party appraisals less estimated selling costs	0.0% - 100.0%
				(32.7%)

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

	June 30, 2014
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$456,917	$456,917	$456,917	$0	$0
Short-term investments	78,849	78,849	0	78,849	0
Investment securities	2,183,093	2,183,093	21,479	2,146,816	14,798
Restricted investment in bank stocks	141,689	141,689	0	141,689	0
Loans and leases	13,667,153	13,678,712	0	0	13,678,712
Derivatives	24,586	24,586	0	24,586	0
Financial liabilities:
Deposits	13,314,994	12,472,338	0	12,472,338	0
Short-term borrowings	527,079	527,079	0	527,079	0
FHLB borrowings	1,127,302	1,131,404	0	1,131,404	0
Long-term debt	360,033	361,178	0	361,178	0
Derivatives	43,164	43,164	0	43,164	0

	December 31, 2013
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$305,357	$305,357	$305,357	$0	$0
Short-term investments	83,227	83,227	0	83,227	0
Investment securities	2,375,224	2,375,224	20,895	2,340,235	14,094
Restricted investment in bank stocks	158,232	158,232	0	158,232	0
Loans and leases	13,576,086	13,463,676	0	0	13,463,676
Derivatives	24,316	24,316	0	24,316	0
Financial liabilities:
Deposits	12,869,372	11,901,099	0	11,901,099	0
Short-term borrowings	555,740	555,740	0	555,740	0
FHLB borrowings	1,531,282	1,531,606	0	1,531,606	0
Long-term debt	453,260	461,247	0	461,247	0
Derivatives	50,247	50,247	0	50,247	0

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the terms “Susquehanna,” “we,” “us,” and “our” refer to Susquehanna Bancshares, Inc. and its subsidiaries.

Forward-Looking Statements.

We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations.  Some of these communications, including this Quarterly Report on Form 10-Q, contain “forward-looking statements,” for which we claim the protection of the safe harbor provisions of  the U.S. Private Securities Litigation Reform Act of 1995. These include statements pertaining to our future business plans; regulatory capital and capital management, and capital resources generally; management; general economic conditions; the impact of new regulations on our business; accounting policies and estimates; our potential exposures to various types of market risks, such as interest rate risk and credit risk; expectations regarding future acquisitions; whether our allowance for loan and lease losses is appropriate to meet probable loan and lease losses; our ability to evaluate loan collateral and guarantors; our ability to achieve loan and deposit growth; our ability to maintain sufficient liquidity; our ability to manage credit quality; and our ability to achieve our 2014 operating and financial goals.  Forward-looking statements are often accompanied by, and identified with, terms such as “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market-risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from estimates. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

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

•         capital and liquidity strategies, including the expected impact of capital and liquidity requirements under the Basel III capital and liquidity framework;

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

Critical Accounting Policies

Susquehanna’s significant accounting policies are defined in Note 1 to the Consolidated Financial Statements included in its 2013  Form 10-K, and in Note 1 to the Consolidated Financial Statements included in this report. The preparation of the Consolidated Financial Statements is in accordance with accounting principles generally accepted in the United States (“GAAP”).  Management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.  Management has identified accounting for: (i) the allowance for loan and lease losses; (ii) fair value measurements for valuation of financial instruments; (iii) measurement and assessment of goodwill and intangible assets; and, (iv) income taxes, as Susquehanna’s most critical accounting policies and estimates in that they are important to the portrayal of Susquehanna’s financial condition and results.  These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout the Consolidated Financial Statements, accompanying footnotes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Legislation

In July 2013, the Federal Reserve Board, Office of the Comptroller of the Currency and FDIC approved final rules to implement the Basel III capital framework. The rules were effective on January 1, 2014 and will be phased-in over a multiple year period, becoming fully effective on January 1, 2019.  The new capital rules call for higher quality capital with higher minimum capital level requirements. Consistent with the international Basel framework, the rules include a new minimum ratio of Common Equity Tier 1 (“CET1”) capital to risk-weighted assets of 4.5 percent.  The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent, establish a minimum leverage ratio of 4.0 percent, and a minimum total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8.0 percent.  The rules also revise the definition of capital by expanding the conditions for the inclusion of equity capital instruments and minority interests in Tier 1 capital.  In addition, the rules implement a new “capital conservation buffer” of 2.5 percent (when fully phased-in), composed entirely of CET1, on top of the minimum risk-weighted ratios, and will impose limitations on capital distributions and certain discretionary bonus payments if any of the minimum risk-weighted capital ratios plus the new capital conservation buffer are not met.  Management has evaluated these new rules and believes that Susquehanna, and Susquehanna Bank would have had sufficient capital at June 30, 2014 to meet the fully phased in increased requirements had they been in effect on that date.

Recent Developments

During the fourth quarter of 2013, Susquehanna completed a branch consolidation plan in which 14 branch locations were consolidated with other Susquehanna branches. The total expense incurred, and recognized in the fourth quarter, in connection with the consolidation process was $6.6 million, with $2.7 million as a result of a shorter useful life of premises and equipment, and $3.9 million incurred for contract termination and other related costs.

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

At June 30, 2014, Susquehanna reclassified approximately $265 million of indirect auto loans from held for investment to held for sale.  For additional information, refer to “Note 3. Loans and Leases” to the financial statements appearing in Part I, Item 1, of this report.

On July 16, 2014, Susquehanna’s Board of Directors authorized the repurchase of up to 3.5% of its outstanding shares of common stock through December 31, 2014.  As of June 30, 2014 approximately 187.7 million shares of Susquehanna common stock were outstanding.  The timing and amount of any share repurchases under Susquehanna’s share repurchase authorization will be determined by management based on market conditions and other considerations, and such repurchases may be effected in the open market, through negotiated transactions, or through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.  The repurchase program may be discontinued at any time.  Susquehanna does not expect any share repurchases to have a material effect on its liquidity or capital resources.

Executive Overview

Consolidated net income available to common shareholders for the second quarter of 2014 was $43.5 million, down 4.7% compared to $45.6 million earned during the same period in 2013. On a diluted per common share basis, earnings for the second quarter of 2014 were $0.23, down 4.2% compared to $0.24 for the same period in 2013. Susquehanna’s results of operations for the second quarter of 2014 produced an annualized return on average assets of 0.95% and an annualized return on average tangible shareholders’ equity, a non-GAAP ratio, of 12.34% compared to the prior year ratios of 1.01% and 14.30%, respectively.  For additional information on non-GAAP ratios, refer to “Table 3, Reconciliation of Non-GAAP Measures”.

The following tables present a summary of our results of operations and key financial measures for the periods ended June 30, 2014 and 2013.

Table 1
Summary of Second Quarter 2014 Compared to Second Quarter 2013, and Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change
	(Dollars in thousands)
Net income	$43,494	$45,648	(4.7)%	$80,656	$88,047	(8.4)%
Net interest income	141,694	148,097	(4.3)	281,758	297,303	(5.2)
Provision for loan and lease losses	3,000	12,000	(75.0)	9,000	24,000	(62.5)
Non-interest income	45,349	49,076	(7.6)	87,438	91,720	(4.7)
Non-interest expense	125,225	119,738	4.6	248,257	237,467	4.5

Table 2
Key Susquehanna Financial Measures

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2014	2013	2014	2013
	Diluted Earnings per Common Share	$0.23	$0.24	$0.43	$0.47
	Return on Average Assets	0.95%	1.01%	0.88%	0.98%
	Return on Average Shareholders' Equity	6.30%	6.91%	5.91%	6.75%
	Return on Average Tangible Shareholders' Equity (1)	12.34%	14.30%	11.68%	14.09%
	Efficiency Ratio (1)	65.63%	59.57%	65.90%	59.86%
	Net Interest Margin	3.63%	3.88%	3.62%	3.92%

(1)	For information regarding Supplemental Reporting of Non-GAAP-based Financial Measurements, refer to "Table 3 - Reconciliation of Non-GAAP Measures".

Table 3
Reconciliation of Non-GAAP Measures
(Dollars in thousands, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Tangible Book Value per Common Share
End of period balance sheet data
Shareholders' equity	$2,796,392	$2,644,940	$2,796,392	$2,644,940
Goodwill and other intangible assets	(1,304,018)	(1,311,176)	(1,304,018)	(1,311,176)
Tangible common equity (numerator)	$1,492,374	$1,333,764	$1,492,374	$1,333,764

Common shares outstanding (denominator)	187,706	187,023	187,706	187,023
Tangible book value per common share	$7.95	$7.13	$7.95	$7.13

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

Return on Average Tangible Shareholders' Equity
Return on average shareholders' equity (GAAP basis)	6.30%	6.91%	5.91%	6.75%
Effect of excluding average intangible assets and related
amortization	6.04%	7.39%	5.77%	7.34%
Return on average tangible shareholders' equity	12.34%	14.30%	11.68%	14.09%

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

Efficiency Ratio
Noninterest operating expense (numerator)	$125,225	$119,738	$248,257	$237,467

Taxable-equivalent net interest income	145,447	151,916	289,258	304,995
Other income	45,349	49,076	87,438	91,720
Denominator	190,796	200,992	376,696	396,715
Efficiency ratio	65.63%	59.57%	65.90%	59.86%

The efficiency ratio is a non-GAAP based financial measure. Management excludes merger-related expenses and certain other selected items when calculating this ratio, which is used to measure the relationship of operating expenses to revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Interest Margin (excluding purchase accounting)
Reported net interest margin (GAAP basis)	3.63%	3.88%	3.62%	3.92%
Adjustments for purchase accounting:
Loans and leases	(0.12)%	(0.27)%	(0.14)%	(0.27)%
Deposits	(0.03)%	(0.06)%	(0.03)%	(0.06)%
Borrowings	(0.10)%	(0.01)%	(0.06)%	(0.01)%
Net Interest Margin (excluding purchase accounting)	3.38%	3.54%	3.39%	3.58%

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

Table 4
Distribution of Assets, Liabilities and Shareholders' Equity

Interest Rates and Interest Differential - Tax Equivalent Basis

	For the Three Month Period Ended			For the Three Month Period Ended
	June 30, 2014			June 30, 2013
	Average			Average
	Balance	Interest	Rate (%)	Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$80,954	$23	0.11	$106,740	$34	0.13
Investment securities:
Taxable	2,013,166	11,238	2.24	2,107,031	10,830	2.06
Tax-advantaged	382,524	5,291	5.55	396,960	5,478	5.54
Total investment securities	2,395,690	16,529	2.77	2,503,991	16,308	2.61
Loans and leases, (net):
Taxable	13,154,917	144,471	4.40	12,690,334	156,561	4.95
Tax-advantaged	434,616	5,432	5.01	419,794	5,326	5.09
Total loans and leases	13,589,533	149,903	4.42	13,110,128	161,887	4.95
Total interest-earning assets	16,066,177	166,455	4.16	15,720,859	178,229	4.55
Allowance for loan and lease losses	(154,710)			(179,273)
Other noninterest-earning assets	2,466,660			2,529,880
Total assets	$18,378,127			$18,071,466

Liabilities
Deposits:
Interest-bearing demand
Interest-bearing demand	$5,998,086	$3,726	0.25	$5,983,543	$4,219	0.28
Savings	1,134,421	305	0.11	1,080,427	294	0.11
Time	4,129,738	10,245	1.00	3,892,237	11,653	1.20
Short-term borrowings	552,367	2,030	1.47	728,497	2,154	1.19
FHLB borrowings	1,174,611	4,840	1.65	1,041,577	3,754	1.45
Long-term debt	396,367	(138)	(0.14)	496,240	4,239	3.43
Total interest-bearing liabilities	13,385,590	21,008	0.63	13,222,521	26,313	0.80
Demand deposits	1,869,372			1,911,667
Other liabilities	354,500			288,964
Total liabilities	15,609,462			15,423,152
Equity	2,768,665			2,648,314
Total liabilities & shareholders' equity	$18,378,127			$18,071,466
Net interest income / yield on
average earning assets		145,447	3.63		151,916	3.88
Taxable equivalent adjustment		(3,753)			(3,819)
Net interest income - as reported		$141,694			$148,097

Table 4
Distribution of Assets, Liabilities and Shareholders' Equity

Interest Rates and Interest Differential - Tax Equivalent Basis

	For the Six Month Period Ended			For the Six Month Period Ended
	June 30, 2014			June 30, 2013
	Average			Average
	Balance	Interest	Rate (%)	Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$81,909	$41	0.10	$108,037	$71	0.13
Investment securities:
Taxable	2,065,278	22,651	2.21	2,154,321	22,256	2.08
Tax-advantaged	385,231	10,677	5.59	399,197	11,008	5.56
Total investment securities	2,450,509	33,328	2.74	2,553,518	33,264	2.63
Loans and leases, (net):
Taxable	13,145,644	290,552	4.46	12,596,683	313,413	5.02
Tax-advantaged	436,427	10,752	4.97	423,563	10,697	5.09
Total loans and leases	13,582,071	301,304	4.47	13,020,246	324,110	5.02
Total interest-earning assets	16,114,489	334,673	4.19	15,681,801	357,445	4.60
Allowance for loan and lease losses	(156,070)			(182,075)
Other noninterest-earning assets	2,460,609			2,551,682
Total assets	$18,419,028			$18,051,408

Liabilities
Deposits:
Interest-bearing demand	$6,015,217	$7,400	0.25	$5,939,576	$8,842	0.30
Savings	1,117,278	592	0.11	1,064,741	572	0.11
Time	4,020,822	19,874	1.00	3,835,477	22,886	1.20
Short-term borrowings	611,681	4,131	1.36	772,910	4,306	1.12
FHLB borrowings	1,280,280	9,706	1.53	1,098,292	7,427	1.36
Long-term debt	423,666	3,712	1.77	502,356	8,475	3.40
Total interest-bearing liabilities	13,468,944	45,415	0.68	13,213,352	52,508	0.80
Demand deposits	1,850,223			1,915,046
Other liabilities	346,546			291,599
Total liabilities	15,665,713			15,419,997
Equity	2,753,315			2,631,411
Total liabilities & shareholders' equity	$18,419,028			$18,051,408
Net interest income / yield on
average earning assets		289,258	3.62		304,937	3.92
Taxable equivalent adjustment		(7,500)			(7,634)
Net interest income - as reported		$281,758			$297,303

Table 5
Changes in Net Interest Income - Tax Equivalent Basis

	Three months ended June 30, 2014			Six months ended June 30, 2014
	versus June 30, 2013			versus June 30, 2013
	Increase (Decrease)			Increase (Decrease)
	Due to Change in (1)			Due to Change in (1)
	Average	Average		Average	Average
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest Income
Other short-term investments	$(7)	$(4)	$(11)	$(16)	$(14)	$(30)
Investment securities:
Taxable	(490)	898	408	(389)	784	395
Tax-advantaged	(200)	13	(187)	(338)	7	(331)
Total investment securities	(690)	911	221	(727)	791	64
Loans (net of unearned income):
Taxable	5,480	(17,570)	(12,090)	3,352	(26,213)	(22,861)
Tax-advantaged	185	(79)	106	175	(120)	55
Total loans	5,665	(17,649)	(11,984)	3,527	(26,333)	(22,806)
Total interest-earning assets	$4,968	$(16,742)	$(11,774)	$2,784	$(25,556)	$(22,772)
Interest Expense
Deposits:
Interest-bearing demand	$10	$(503)	$(493)	$6	$(1,448)	$(1,442)
Savings	14	(3)	11	22	(2)	20
Time	667	(2,075)	(1,408)	196	(3,208)	(3,012)
Short-term borrowings	(578)	454	(124)	(537)	362	(175)
FHLB borrowings	512	574	1,086	1,317	962	2,279
Long-term debt	(709)	(3,668)	(4,377)	(1,170)	(3,593)	(4,763)
Total interest-bearing liabilities	(84)	(5,221)	(5,305)	(166)	(6,927)	(7,093)
Net Interest Income	$5,052	$(11,521)	$(6,469)	$2,950	$(18,629)	$(15,679)

(1)	Changes that are due in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes directly to volume and rate.

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

Net interest income on a fully taxable-equivalent basis totaled $145.4 million for the second quarter of 2014 compared to $151.9 million for the same period in 2013.  The decrease of $6.5 million in our taxable equivalent net interest income was the result of the decline in interest earned on earning assets exceeding the decline in interest paid on rate related liabilities.

The net interest margin for the second quarter of 2014 was 3.63%, a 25 basis point decline from 3.88% for the same period in 2013.  The decline in the net interest margin results primarily from the runoff of higher yielding earning assets, existing loans repricing at lower rates, lower spreads to base indices on our variable rate loans, and partially offset by lower funding costs of deposits and borrowings.  The net interest margin is positively affected by the recognition of purchase accounting benefit from the loan portfolio.  The purchase accounting benefit recorded in the second quarter of 2014 was 12 basis points, a decrease of 15 basis points from the 27 basis points recorded during the same period in 2013.  Net interest margin, excluding purchase accounting, declined 16 basis points from 3.54% in the second quarter of 2013 to 3.38% for the same period in 2014.

Net interest margin for the six month periods ended June 30, 2014 and 2013 was 3.62% and 3.92%, respectively. The 30 basis point decline in the net interest margin results primarily from originating lower yielding loans due to competition, and existing loans repricing to lower rates, partially offset by lower funding costs of deposits and borrowings.  The purchase accounting benefit from the loan portfolio for the six month periods ended June 30, 2014 and 2013 was 14 and 27 basis points, respectively. Net interest margin, excluding purchase accounting, declined 19 basis points from 3.58% in 2013 to 3.39% in 2014.  For additional information related to our net interest margin, excluding purchase accounting, refer to “Table 3, Reconciliation of Non-GAAP Measures”.

We expect the purchase accounting benefit from the loan portfolio to continue into the future, but would note that the timing of this benefit is not certain.  While the purchase accounting marks on the purchased credit impaired loans (“PCI loans”) are accreted at a pool level the non-PCI fair value marks are accreted at the individual loan level.  While the credit mark on the non-PCI loans was always established at a discount, the interest mark on the non-PCI loans were individually established at either premiums or discounts depending upon the terms of the loan compared to market at acquisition date.  Accordingly when non-PCI loans prepay or refinance any remaining purchase accounting mark is accreted into interest income, the impact of which would vary depending upon whether the remaining marks were premiums or discounts.  Accordingly, the impact upon the net interest margin is difficult to predict.

When evaluating the net interest margin after the effects of purchase accounting, variances do occur, as an exact repricing of assets and liabilities is not possible.  A further explanation of the impact of asset and liability repricing is found in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Net charge-offs for the second quarter of 2014 increased to $11.4 million, or 0.34% of average loans and leases, when compared to net charge-offs for the second quarter of 2013 of $9.8 million, or 0.30% of average loans and leases. Net charge-offs for the six months ended June 30, 2014 decreased to $20.9 million, or 0.31% of average loans and leases, when compared to net charge-offs for the six months ended June 30, 2013 of $29.4 million, or 0.46% of average loans and leases. Nonaccrual loans increased slightly during this period, from $105.1 million at June 30, 2013 to $105.6 million at June 30, 2014. However, non-performing assets comprised of non-accrual loans plus foreclosed real estate, declined from $123.5 million, or 0.94% of total loans and leases at June 30, 2013, to $115.9 million, or 0.85% of total loans and leases at June 30, 2014. “Table 6 – Provision and Allowance for Loan and Lease Losses” provides detail of charge-offs and recoveries by loan category.

The allowance for loan and lease losses was 1.06% of period-end loans and leases, or $144.5 million, at June 30, 2014; 1.16% of period-end loans and leases, or $157.6 million, at December 31, 2013; and 1.36% of period-end loans and leases, or $178.6 million, at June 30, 2013.

Significant drivers of the allowance for loan and lease losses include charge-off history, with the most recent periods receiving a more significant weighting, loan portfolio composition, ratio of legacy loans to total loans, loan growth, and internal risk weightings.  Our charge-offs have declined during recent quarters which results in the need for a lower allowance for loan loss.  Also contributing to the need for a lower allowance for loan loss in the second quarter of 2014 was the majority of the loan growth was in categories with historically lower loss factors.  Additionally, during the recent quarter we experienced positive credit migration in our internal risk ratings, which influence the loss factors applied to pools of loans.  The need for a smaller allowance for loan loss resulted in a lower provision expense compared to the second quarter of 2013.

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is appropriate to meet probable incurred loan and lease losses at June 30, 2014. There can be no assurance, however, that we will not sustain loan and lease losses in future periods greater than the size of the allowance at June 30, 2014.

Table 6
Provision and Allowance for Loan and Lease Losses

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Dollars in thousands)
Balance - beginning of period	$154,150	$176,377	$157,608	$184,020
Additions	3,000	12,000	9,000	24,000
Transfer for loans designated as held for sale	(1,236)	0	(1,236)	0
Charge-offs:
Commercial, financial, and agricultural	(9,094)	(10,829)	(13,608)	(20,866)
Real estate - construction	(339)	(1,170)	(630)	(5,933)
Real estate secured - residential	(3,290)	(2,607)	(7,120)	(5,620)
Real estate secured - commercial	(1,077)	(842)	(3,684)	(5,445)
Consumer	(1,341)	(788)	(2,579)	(1,346)
Leases	(801)	(1,202)	(1,721)	(2,321)
Total charge-offs	(15,942)	(17,438)	(29,342)	(41,531)
Recoveries:
Commercial, financial, and agricultural	1,820	2,040	3,152	4,036
Real estate - construction	796	1,725	1,178	2,187
Real estate secured - residential	837	601	1,871	1,252
Real estate secured - commercial	347	2,083	820	2,805
Consumer	328	239	711	561
Leases	383	967	721	1,264
Total recoveries	4,511	7,655	8,453	12,105
Net charge-offs	(11,431)	(9,783)	(20,889)	(29,426)
Balance - end of period	$144,483	$178,594	$144,483	$178,594

Average loans and leases outstanding	$13,589,533	$13,110,128	$13,582,071	$13,020,246
Period-end loans and leases	13,667,153	13,157,762	13,667,153	13,157,762
Net charge-offs as a percentage of average loans
and leases (annualized)	0.34%	0.30%	0.31%	0.46%
Allowance as a percentage of period-end loans
and leases	1.06%	1.36%	1.06%	1.36%

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

Noninterest Income

The following table presents a breakdown of Susquehanna's noninterest income.

Table 7
Noninterest Income

			% Change			% Change
	Three Months		2014	Six Months		2014
	Ended June 30,		vs.	Ended June 30,		vs.
	2014	2013	2013	2014	2013	2013
	Dollars in thousands
Service charges on deposit accounts	$9,294	$9,347	(0.6)%	$18,294	$18,019	1.5%
Vehicle origination and servicing fees	2,915	2,407	21.1	5,883	5,761	2.1
Wealth management commissions and fees	12,669	13,289	(4.7)	25,388	25,679	(1.1)
Commissions on property and casualty
insurance sales	4,214	4,360	(3.3)	9,880	8,902	11.0
Other commissions and fees	5,401	4,727	14.3	10,436	9,055	15.3
Income from bank-owned life insurance	1,672	1,520	10.0	3,309	3,028	9.3
Mortgage banking revenue	3,004	3,998	(24.9)	5,414	8,108	(33.2)
Capital markets revenue	877	3,256	(73.1)	2,117	4,158	(49.1)
Net realized gain (loss) on sales of securities	3,293	(71)	4,538.0	3,285	(53)	6,098.1
Other	2,010	6,243	(67.8)	3,432	9,063	(62.1)
Total noninterest income	$45,349	$49,076	(7.6)	$87,438	$91,720	(4.7)

Second Quarter 2014 Compared to Second Quarter 2013

Noninterest income totaled $45.3 million for the three month period ended June 30, 2014 compared to $49.1 million for the same period in 2013.  Noninterest income as a percentage of total revenue (net interest income plus noninterest income) was 24.2% in 2014 compared to 24.9% in 2013.

Vehicle origination and servicing fees totaled $2.9 million, an increase of $0.5 million, or 21.1% compared to 2013. The increase is primarily due to higher vehicle leasing originations at our Hann subsidiary as a result of postponed demand due to the inclement winter weather experienced by the Mid-Atlantic region during the first quarter of 2014.

Wealth management commissions and fees decreased $0.6 million, or 4.7% from 2013.  The decline is primarily due to lower trading activity due to reduced market volatility.

Other commissions and fees totaled $5.4 million, an increase of $0.7 million, or 14.3%, compared to $4.7 million in 2013.  The increase is primarily due to increased commissions and fees associated with debit/credit card activity, and letters of credit.

Mortgage banking revenue declined $1.0 million, or 24.9%, to $3.0 million for the second quarter of 2014, compared to $4.0 million during the same period in 2013.  The volume of mortgages sold declined 28.3% from the second quarter of 2013 due to lower originations during the latter half of the first quarter resulting from the inclement weather the Mid-Atlantic region experienced in the first quarter of 2014.

Capital markets revenue totaled $0.9 million, a decrease of $2.4 million, or 73.1%, compared to 2013.  Our commercial lending originations during the quarter did not generate the number of potential customers for our interest rate swap product as did the commercial loan originations during the same quarter in 2013.

Net realized gain (loss) on securities increased $3.4 million over 2013 due to redemption calls of several securities in 2014, as compared to fewer calls in 2013.

Other income decreased $4.2 million, or 67.8%, to $2.0 million in 2014, compared to $6.2 million in 2013.  Primary contributors to the 2014 decrease were: $2.5 million decline in insurance death benefits; $1.0 million decline in gains on OREO and fixed asset sales; $0.2 million decrease in rents received; and, $0.5 million decrease in other miscellaneous income.

The remaining noninterest income decreased $47 thousand, or 0.3%, compared to 2013.  Refer to “Table 7 – Noninterest Income” for detail of fluctuations in other categories of noninterest income.

Six months ended June 30, 2014 compared to Six months ended June 30, 2013

Noninterest income totaled $87.4 million for the six month period ended June 30, 2014 compared to $91.7 million for the same period in 2013.  Noninterest income as a percentage of total revenue (net interest income plus noninterest income) was 23.7% in 2014 compared to 23.6% in 2013.

Commissions on property and casualty insurance sales increased $1.0 million, or 11.0%, to $9.9 million in 2014, compared to $8.9 million in 2013.  The main contributor to this increase is an additional $0.9 million of insurance carrier incentives paid in the first quarter of 2014.

Other commissions and fees totaled $10.4 million, an increase of $1.4 million, or 15.3%, compared to $9.1 million in 2013.  The increase is primarily due to increased commissions and fees associated with debit/credit card activity of $0.9 million, and letter of credit fees of $0.7 million, offset by decreases in other miscellaneous fees of $0.2 million.

Mortgage banking revenue declined $2.7 million, or 33.2%, to $5.4 million for the first six months of 2014, compared to $8.1 million during the same period in 2013.  The volume of mortgages sold declined 38.5% from the first six months of 2013 due to lower originations during the latter half of the first quarter resulting from the inclement weather the Mid-Atlantic region experienced in the first quarter of 2014.

Capital markets revenue totaled $2.1 million, a decrease of $2.0 million, or 49.1%, compared to 2013.  Our commercial lending originations during 2014 did not generate the number of potential customers for our interest rate swap product as did the commercial loan originations during 2013.

Net realized gain (loss) on securities increased $3.3 million over 2013 due to redemption calls of several securities in 2014, as compared to fewer calls in 2013.

Other income decreased $5.6 million, or 62.1%, to $3.4 million in 2014, compared to $9.1 million in 2013.  Primary contributors to the 2014 decrease were: $3.2 million decline in insurance death benefits; $0.9 million decline in gain on sale of OREO and fixed assets; $0.7 million decline in gain on sale of SBA loans; $0.5 million decline of one-time signing bonus related to merchant services; $0.4 million decline in credit card provider royalties (now classified in Other commissions and fees); $0.3 million decline in rents received; and, $0.4 million increase in other miscellaneous income.

The remaining noninterest income increased $0.4 million, or 0.7%, compared to 2013.  Refer to “Table 7 – Noninterest Income” for detail of fluctuations in other categories of noninterest income.

Noninterest Expense

The following table presents a breakdown of Susquehanna's noninterest expense.

Table 8
Noninterest Expense

			% Change			% Change
	Three Months		2014	Six Months		2014
	Ended June 30,		vs.	Ended June 30,		vs.
	2014	2013	2013	2014	2013	2013
	Dollars in thousands
Salaries and employee benefits	$68,325	$66,888	2.1%	$133,906	$129,502	3.4%
Occupancy	11,914	11,154	6.8	25,761	22,369	15.2
Furniture and equipment	4,058	3,747	8.3	8,002	7,325	9.2
Professional and technology services	7,189	5,831	23.3	13,259	11,560	14.7
Advertising and marketing	3,567	2,465	44.7	7,143	5,765	23.9
FDIC insurance	4,925	4,541	8.5	10,046	8,339	20.5
Legal fees	1,656	1,810	(8.5)	3,183	3,680	(13.5)
Amortization of intangible assets	2,367	3,053	(22.5)	4,906	6,321	(22.4)
Vehicle lease disposal	2,215	1,313	68.7	4,466	2,603	71.6
Other	19,009	18,936	0.4	37,585	40,003	(6.0)
Total noninterest expenses	125,225	119,738	4.6	248,257	237,467	4.5

Second Quarter 2014 Compared to Second Quarter 2013

Noninterest expenses totaled $125.2 million for the three month period ended June 30, 2014 compared to $119.7 million for the same period in 2013.

Salaries and benefits are our largest single noninterest expense and include salaries, wages, commissions, stock-based compensation, incentives, pension, and other employee benefit costs.  Total salaries and benefits expenses increased $1.4 million, or 2.1%, in 2014 compared to 2013.  This increase is due to normal salary increases, and additional personnel to ensure our compliance with the increased governmental regulations issued as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act and strategic corporate initiatives. Partially offsetting these increases are decreases in sales commissions and other performance incentives.

Professional and technology expenses increased 23.3%, or $1.4 million, to $7.2 million in 2014 compared to $5.8 million in 2013.  The primary driver was increased consulting fees related to investments in risk management, stress testing, and technology to comply with changing regulations.

Advertising and marketing costs increased $1.1 million, or 44.7%, to $3.6 million in 2014, due to increased costs related to deposit gathering campaigns, and a $0.8 million reclassification of postage from Other expenses.

Vehicle lease disposal expenses increased $0.9 million, or 68.7%, as a result of a 98% increase in the value of terminated leases, and a new quarterly contract amount with Auto Lenders Liquidation Center, Inc. to effectively transfer substantially all residual value risk.

The remaining noninterest expenses decreased $0.7 million, or 1.6% compared to 2013.  Refer to “Table 8 – Noninterest Expense” for detail of fluctuations in other categories of noninterest expense.

Six months ended June 30, 2014 Compared to Six months ended June30, 2013

Noninterest expenses totaled $248.3 million for the six month period ended June 30, 2014 compared to $237.5 million for the same period in 2013.

Salaries and benefits are our largest single noninterest expense and include salaries, wages, commissions, stock-based compensation, incentives, pension, and other employee benefit costs.  Total salaries and benefits expenses increased $4.4 million, or 3.4%, in 2014 compared to 2013.  This increase is due to normal salary increases, and additional personnel to ensure our compliance with the increased governmental regulations and strategic corporate initiatives.  Partially offsetting these increases are decreases in sales commissions and other performance incentives.

Occupancy expense increased 15.2%, or $3.4 million, to $25.8 million in 2014 compared to $22.4 million in 2013.  The primary drivers were increased grounds maintenance of $1.1 million due to winter weather, and additional rent expense of $2.3 million, resulting from the sale / leaseback transaction executed in the fourth quarter of 2013.

Professional and technology expenses increased 14.7%, or $1.7 million, to $13.3 million in 2014 compared to $11.6 million in 2013.  The primary drivers were increased consulting fees related to investments in risk management, stress testing, and technology to comply with changing regulations of $1.0 million, and outside vendor services of $0.7 million.

Advertising and marketing costs increased $1.4 million, or 23.9%, to $7.1 million in 2014, due to increased costs related to our deposit gathering campaigns, and a $0.8 million reclassification of postage from Other expenses.

FDIC insurance costs increased $1.7 million, or 20.5%, to $10.0 million in 2014, due to the FDIC’s change in methodology for reporting various quantitative factors included in the assessment calculation.

Vehicle lease disposal expenses increased $1.9 million, or 71.6%, as a result of a 75% increase in the value of terminated leases, and a new quarterly contract amount with Auto Lenders Liquidation Center, Inc. to effectively transfer substantially all residual value risk.

Other expenses in 2014 totaled $37.6 million, a decrease of $2.4 million, or 6.0% from 2013’s amount of $40.0 million.  This decrease is the result of lower operating risk losses of $2.6 million and OREO and foreclosure expense of $1.6 million, partially offset by increased insurance expenses of $0.9 million and Pennsylvania shares tax of $0.9 million.

The remaining noninterest expenses decreased $1.2 million, or 7.1% compared to 2013.  Refer to “Table 8 – Noninterest Expense” for detail of fluctuations in other categories of noninterest expense.

Income Taxes

For information about our income taxes, refer to “Note 7. Income Taxes” to the financial statements appearing in Part I, Item 1, of this report.

Financial Condition
Table 9
Summary of June 30, 2014 Compared to December 31, 2013

	June 30,	December 31,
	2014	2013	% Change
	(Dollars in thousands, except per share)
Total assets	$18,506,626	$18,473,489	0.2%
Investment securities available for sale	2,183,093	2,375,224	(8.1)
Loans and leases	13,667,153	13,576,086	0.7
Deposits	13,314,994	12,869,372	3.5
Shareholders' equity	2,796,392	2,717,587	2.9
Book value per common share	14.90	14.50	2.8
Tangible book value per common share	7.95	7.52	5.7

Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

At June 30, 2014, we had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. In addition, non-financial assets and non-financial liabilities have not been measured at fair value because we have made the determination that the impact on our financial statements would be minimal.  For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 13. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

Securities Available for Sale

Securities available for sale decreased 8.1%, or $192.1 million from December 31, 2013 resulting from a strategic decision, in early 2014, not to purchase securities due to the current low interest rate environment.  As interest rates increase, Susquehanna anticipates increasing the volume of securities purchases.  For additional information about our investment securities portfolio, refer to “Note 2. Investment Securities” and  “Note 13. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

Loans and Leases

Loans and leases totaled $13.7 billion at June 30, 2014 and $13.6 billion at December 31, 2013.  For additional information about our loan portfolio, refer to “Note 3. Loans and Leases” to the financial statements appearing in Part I, Item 1, of this report.

Risk Assets

Table 10
Risk Assets

	June 30,	December 31,
	2014	2013	% Change
	(Dollars in thousands)
Non-performing assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$18,792	$16,827	11.7%
Real estate - construction	7,428	13,230	(43.9)
Real estate secured - residential	24,740	23,365	5.9
Real estate secured - commercial	53,687	46,147	16.3
Consumer	43	47	(8.5)
Leases	919	1,199	(23.4)
Total nonaccrual loans and leases	105,609	100,815	4.8
Foreclosed real estate	10,302	16,555	(37.8)
Total non-performing assets	$115,911	$117,370	(1.2)

Total non-performing assets as a percentage of period-end
loans and leases and foreclosed real estate	0.85%	0.86%	(1.2)
Allowance for loan and lease losses as a percentage of
nonaccrual loans and leases	137%	156%	(12.2)

Loans contractually past due 90 days and still accruing	$9,190	$9,757	(5.8)
Performing troubled debt restructurings	40,938	72,133	(43.2)

Nonperforming assets decreased from $117.4 million at December 31, 2013, to $115.9 million at June 30, 2014. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate decreased from 0.86% at December 31, 2013 to 0.85% at June 30, 2014.  Troubled debt restructurings decreased $31.2 million, from $72.1 million at December 31, 2013 to $40.9 million at June 30, 2014, resulting from our curing evaluation process.

Of the $205.1 million of impaired loans (nonaccrual, non-consumer loan relationships greater than $1.0 million plus accruing restructured loans) at June 30, 2014,  $156.1 million, or 76.1%, had no related reserve (refer to “Note 3. Loans and Leases – Impaired Loans” to the financial statements appearing in Part I, Item 1, of this report.) The determination that no related reserve for collateral-dependent loans was required was based on the net realizable value of the underlying collateral less costs to sell.

At June 30, 2014, real estate – construction loans comprised only 5.5% of our total loan and lease portfolio, but accounted for 7.0% of nonaccrual loans and leases and 12.6% of our allowance for loan and lease losses.  As a result, we consider real estate - construction loans to be higher-risk loans. Additional information about our real estate – construction loan portfolio is presented in Tables 11, 12, and 13. Categories within these tables are defined as follows:

•         Construction loans – loans used to fund vertical construction for residential and non-residential structures;

•         Land development loans – loans secured by land for which the approvals for site improvements have been obtained, the site improvements are in progress, or the site improvements have been completed; and

•         Raw land – loans secured by land for which there are neither approvals nor site improvements.

Table 11
Construction, Land Development, and Other Land Loans - Portfolio Status

	Balance at		Past Due	Past Due		Other		Net
	June 30,	% of Total	30-89	90 Days and	Non	Internally		Charge-
Category	2014	Construction	Days	Still Accruing	Accrual	Monitored	(1)	Offs	(2)	Reserve	(3)
	(Dollars in thousands)
1-4 Family:
Construction	$146,972	19.6%	0.1%	0.0%	0.5%	4.7%		(1.1)%		2.6%
Land development	172,541	23.1	0.0	0.2	0.4	10.9		(1.0)		2.5
Raw land	1,242	0.2	0.0	0.0	0.0	2.5		22.2		3.0
	320,755	42.9	0.1	0.1	0.4	8.0		(0.9)		2.5
All Other:
Construction:
Investor	276,101	36.9	0.0	0.0	1.4	5.0		0.6		2.3
Owner-occupied	31,924	4.3	0.0	0.0	0.5	0.0		0.0		1.9
Land development:
Investor	94,934	12.7	0.8	0.0	1.4	26.5		4.0		2.8
Owner-occupied	4,653	0.6	0.0	0.0	16.9	7.3		5.2		1.8
Raw land:
Investor	19,353	2.6	0.0	1.8	0.0	4.7		(2.0)		1.9
Owner-occupied	461	0.1	0.0	0.0	0.0	77.7		0.0		3.3
	427,426	57.1	0.2	0.1	1.4	9.5		1.3		2.3
Total	$748,181	100.0	0.1	0.1	1.0	8.9		0.4		2.4

(1)

Represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list, excluding non-accrual and past-due loans reflected in the prior three columns.

(2)	Represents the amount of net charge-offs in each category for the last twelve months divided by the category loan balance at June 30, 2014 plus the net charge-offs.

(3)	Represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at June 30, 2014.

Table 12
Construction, Land Development, and Other Land Loans - Collateral Locations

	Balance at	Geographical Location by %
Category	June 30, 2014	Maryland	New Jersey	Pennsylvania	Other
	(Dollars in thousands)
1-4 Family:
Construction	$146,972	59.2%	3.3%	30.7%	6.8%
Land development	172,541	42.9	5.2	38.6	13.3
Raw land	1,242	0.0	18.2	81.8	0.0
	320,755	50.2	4.4	35.1	10.3
All Other:
Construction:
Investor	276,101	50.8	14.3	32.0	2.9
Owner-occupied	31,924	1.7	34.4	63.9	0.0
Land development:
Investor	94,934	32.6	6.0	42.8	18.6
Owner-occupied	4,653	67.2	0.0	32.8	0.0
Raw land:
Investor	19,353	24.6	1.9	70.1	3.4
Owner-occupied	461	100.0	0.0	0.0	0.0
	427,426	42.1	13.2	38.5	6.2
Total	$748,181	45.6	9.4	37.0	8.0

Table 13
Construction, Land Development, and Other Land Loans - Portfolio Characteristics

			Global Debt
		Balance at	Coverage Ratio	Average Loan to
	Category	June 30, 2014	Less than 1.1 Times (1)	Value (current)
		(Dollars in thousands)
	1-4 Family:
	Construction	$146,972	6.0%	103.5%
	Land development	172,541	10.3	79.3
	Raw land	1,242	0.0	68.6
		320,755	8.6	94.5
	All Other:
	Construction:
	Investor	276,101	19.9	87.1
	Owner-occupied	31,924	0.0	66.5
	Land development:
	Investor	94,934	9.8	69.8
	Owner-occupied	4,653	31.1	47.4
	Raw land:
	Investor	19,353	21.1	76.7
	Owner-occupied	461	77.7	73.3
		427,426	17.4	75.9
		$748,181	13.0	85.3

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

Deposits

Total deposits increased 3.5%, or $445.6 million, from December 31, 2013 to June 30, 2014. Within this category, core deposits such as demand, interest-bearing demand, and savings decreased 0.7%.

Time deposits less than $0.1 million increased 7.3%, or $153.6 million, from December 31, 2013 to June 30, 2014.  Time deposits greater than $0.1 million increased 20.8%, or $356.2 million, from December 31, 2013 to June 30, 2014.  For additional information about deposits, refer to “Note 6. Deposits” to the financial statements appearing in Part I, Item I, of this report.

Borrowings

Total short-term borrowings and long-term debt decreased $525.9 million, or 20.7%, from December 31, 2013 to June 30, 2014.  The decline is due to a $400.0 million decrease in Federal Home Loan Bank short-term borrowings made possible by the use of $445.6 million increase in deposits and not reinvesting the cash flows from the paydowns in the investment securities portfolio.

On May 31, 2014, a 4.75% Subordinated Note having an aggregate balance of $75.0 million matured.  The Note, plus all accrued and unpaid distributions thereon, was fully paid to the Note holder(s).

On June 30, 2014, we completed a redemption of an outstanding 12% Trust Preferred Security, having an aggregate liquidation amount of $5.33 million, that was issued by Tower Bancorp, Inc. which was acquired by Susquehanna Bancshares, Inc. on February 17, 2012.  The Trust Preferred Security, which by its terms had a final repayment date of April 28, 2019, was redeemed at the full amount of $5.33 million plus all accrued and unpaid distributions thereon to the redemption date.  The transaction resulted in the accretion of the remaining purchase accounting valuation of $3.7 million, which reduced interest expense for the period.

Susquehanna funded these repayments from available cash.

Shareholders’ Equity

Total shareholders’ equity increased $78.8 million, or 2.9%, during the first six months of 2014.  The primary components of the change were net income of $80.7 million, offset by dividends paid to shareholders of $30.0 million, or $.16 per share, and a $22.3 million positive adjustment to accumulated other comprehensive income resulting from increased fair values of available for sale securities.

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

Consistent with the international Basel III framework, the New Capital Rules include a new minimum ratio of Common Equity Tier 1 (“CET1”) capital to risk-weighted assets of 4.5 percent. The New Capital Rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent, establish a minimum leverage ratio of 4.0 percent, and a minimum total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8.0 percent.  In addition, the rules implement a new “capital conservation buffer” of 2.5 percent (when fully phased-in), composed entirely of CET1, on top of the minimum risk-weighted capital ratios.  This capital conservation buffer is designed to absorb losses in times of economic stress.

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

Based on an analysis of the New Capital Rules, management believes that we would be fully compliant with the revised standards as of June 30, 2014 if they had been effective on that date.

We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements.  The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management.  At June 30, 2014, the capital ratios of Susquehanna exceed the “well-capitalized” thresholds under current capital requirements as shown below.

Table 14
Susquehanna Capital Ratios

		Well-capitalized
	At June 30, 2014	Threshold
Tier 1 Common Ratio	11.03%	N/A
Leverage Ratio	9.90%	5.0%
Tier 1 Capital Ratio	12.07%	6.0%
Total Risk-based Capital Ratio	13.27%	10.0%

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

Our Board of Directors (“Board”) is ultimately accountable for the oversight of how management assumes and manages risks in pursuit of preserving shareholder value and driving financial returns.  The Board approves Susquehanna’s risk appetite, assesses the effectiveness of the enterprise risk management framework and governance processes, and oversees management’s handling of issues related to risk mitigation.

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

Liquidity Risk

Company Liquidity

Our primary sources of liquidity at the parent holding company level are dividends from Susquehanna Bank, dividends from non-bank subsidiaries, investment income, proceeds from the sale of investments, and net proceeds from borrowings and capital offerings.  During the six month periods ended June 30, 2014 and 2013, our primary uses of liquidity at the parent holding company level were the payment of interest to holders of notes and capital securities, the payment of dividends to common shareholders, the repurchase of our common stock, and operating expenses of the parent holding company. During the six month periods ended June 30, 2014 and 2013, a total of 53,000 and 2,100 shares of common stock were repurchased at a cost of $544,000 and $25,000, respectively.  There are certain restrictions on the payment of dividends by Susquehanna Bank.  At June 30, 2014, $40.6 million was available for dividend distribution to the parent holding company from its banking subsidiary.  During the six month periods ended June 30, 2014 and 2013, Susquehanna Bank paid dividends to the parent holding company of $52.7 million per period, respectively.  Additional liquidity is available to us through equity or debt offerings.  The ability to execute these transactions could be affected by adverse credit ratings or market conditions.

Management is not aware of any events that are reasonably likely to have a material adverse effect on the parent holding company’s liquidity.

Bank Liquidity

Management believes the sources of liquidity at the Bank are sufficient to support our banking operations.

Susquehanna Bank’s primary sources of liquidity are deposit accounts, purchased funds, repurchase agreements, borrowings, and the sale, maturity, or call of investment securities. Susquehanna’s primary use of liquidity is the origination and purchase of loans; extension of credit; purchase of investment securities; management of working capital; and funding debt and capital service.  Deposits represented 86.6% and 83.5% of total bank funding as of June 30, 2014 and December 31, 2013, respectively.  Brokered deposits at June 30, 2014 and December 31, 2013 were $650.7 million and $566.8 million representing 4.9% and 4.4% of total deposits, respectively.  At June 30, 2014 and December 31, 2013, Susquehanna Bank had approximately $4.1 billion at each period available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and $3.0 billion and $2.5 billion, respectively, of additional borrowing capacity subject to the pledge of additional collateral.  Susquehanna Bank pledged certain auto leases, certain auto loans, certain commercial finance leases, and certain investment securities to the Federal Reserve’s Discount Window to obtain collateralized borrowing availability.  At June 30, 2014 and December 31, 2013, Susquehanna Bank had unused collateralized borrowing availability at the Federal Reserve’s Discount Window of $1.6 and $1.5 billion, respectively.

Susquehanna Bank had unrestricted investment securities with a market value of $0.9 billion for the periods ended June 30, 2014 and December 31, 2013.

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

Table 15 summarizes the results of the Core Scenarios for equity at risk and earnings at risk assuming instantaneous, parallel, and sustained upward interest rate shocks of 100 and 200 basis points at June 30, 2014 and December 31, 2013.  The results for equity at risk assuming a 200 basis point increase in interest rates produces a negative 0.8% change in equity while the results for earnings at risk assuming a 200 basis point increase in interest rates produces a positive 5.9% change in net interest income over a one-year time horizon.  Equity at risk and earnings at risk may not produce highly correlated results due to the fundamental nature of the two simulation techniques.  Equity at risk measures cash flows over time horizons that capture the interest rate characteristics of assets and liabilities that may change within one year and beyond one year.  In contrast, the calculation of earnings at risk is focused on the interest rate characteristics of assets and liabilities that may alter earnings within a one-year time horizon.

Table 15
Susquehanna Rate Shock Analysis

	Net Interest Income		Economic Value of Equity
	+100bp	+200bp	+100bp	+200bp
June 30, 2014	2.4%	5.9%	0.0%	-0.8%
December 31, 2013	1.0%	3.7%	-1.5%	-2.7%
Risk-tolerance	-7.5%	-10.0%	-15.0%	-25.0%

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

For additional information about our derivative financial instruments, refer to “Note 11. Derivative

Financial Instruments” and  “Note 13. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

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

                                                                                           SUSQUEHANNA BANCSHARES, INC.

August 7, 2014                                                                 /s/ William J. Reuter                                                                                                                                                                                           William J. Reuter

                                                                                            Chairman and Chief Executive Officer

August 7, 2014                                                                 /s/ Michael W. Harrington                                                                                                                                                                                                 Michael W. Harrington

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