Form 10-Q
period 2014-09-30
SUSQUEHANNA BANCSHARES INC
filed 2014-11-07
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

or

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

Yes  ☐    No  ☒

As of October 31, 2014, there were 181,271,704 shares of the registrant’s common stock outstanding, par value $2.00 per share.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
	2014	2013
	(in thousands, except share data)
Assets
Cash and due from banks	$772,677	$305,357
Unrestricted short-term investments	40,508	37,967
Cash and cash equivalents	813,185	343,324
Interest-bearing deposits held by consolidated variable interest entities that can be used only to
settle obligations of the consolidated variable interest entities	2,211	2,347
Restricted short-term investments	36,943	42,913
Securities available for sale	2,192,615	2,375,224
Restricted investment in bank stocks	133,119	158,232
Loans and leases, net of deferred costs and fees	13,361,516	13,503,392
Loans held by consolidated variable interest entities that can be used only to settle obligations of
the consolidated variable interest entities	64,205	72,694
Less: Allowance for loan and lease losses	136,870	157,608
Net loans and leases	13,288,851	13,418,478
Premises and equipment, net	168,466	173,542
Other real estate and foreclosed assets	9,898	17,573
Accrued interest receivable	39,899	41,690
Bank-owned life insurance	449,199	449,320
Goodwill	1,275,439	1,275,439
Intangible assets with finite lives	27,163	32,262
Deferred income tax assets	6,903	6,472
Other assets	139,436	136,673
Total Assets	$18,583,327	$18,473,489
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$1,958,308	$1,913,526
Interest-bearing	11,630,216	10,955,846
Total deposits	13,588,524	12,869,372
Federal Home Loan Bank short-term borrowings	850,000	1,450,000
Other short-term borrowings	532,675	555,740
Federal Home Loan Bank long-term borrowings	65,362	81,282
Other long-term debt	175,219	250,227
Junior subordinated debentures	146,059	155,002
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to
Susquehanna’s general credit	34,839	48,031
Accrued interest, taxes, and expenses payable	72,044	82,150
Deferred income tax liabilities	128,389	70,308
Other liabilities	238,956	193,790
Total Liabilities	15,832,067	15,755,902
Shareholders’ equity:
Common stock, $2.00 par value, 400,000,000 shares authorized; Issued: 181,678,821 at
September 30, 2014, and 187,676,711 at December 31, 2013	363,358	375,353
Treasury stock, at cost, 368,950 at September 30, 2014, and 313,568 at December 31, 2013	(3,100)	(2,531)
Additional paid-in capital	1,605,671	1,652,116
Retained earnings	811,462	744,215
Accumulated other comprehensive loss, net of taxes of $14,668 and $25,039, respectively	(26,131)	(51,566)
Total Shareholders’ Equity	2,751,260	2,717,587
Total Liabilities and Shareholders’ Equity	$18,583,327	$18,473,489

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$147,761	$155,596	$445,301	$475,926
Securities:
Taxable	8,459	10,641	27,211	30,584
Tax-exempt	3,383	3,527	10,323	10,682
Dividends	2,108	1,297	6,007	3,609
Short-term investments	24	16	66	87
Total interest income	161,735	171,077	488,908	520,888
Interest Expense:
Deposits:
Interest-bearing demand and savings	4,256	4,190	12,249	13,604
Time	10,803	10,229	30,677	33,115
Federal Home Loan Bank short-term borrowings	4,554	3,915	13,772	10,738
Other short-term borrowings	2,091	2,242	6,222	6,548
Federal Home Loan Bank long-term borrowings	247	284	735	888
Other long-term debt	3,319	4,268	7,030	12,743
Total interest expense	25,270	25,128	70,685	77,636
Net interest income	136,465	145,949	418,223	443,252
Provision for loan and lease losses	9,000	5,000	18,000	29,000
Net interest income, after provision for loan and lease losses	127,465	140,949	400,223	414,252
Noninterest Income:
Service charges on deposit accounts	9,561	9,514	27,855	27,533
Vehicle origination and servicing fees	1,691	2,907	7,574	8,668
Wealth management commissions and fees	13,199	12,606	38,587	38,285
Commissions on property and casualty insurance sales	3,992	3,872	13,872	12,774
Other commissions and fees	5,689	4,885	16,125	13,940
Income from bank-owned life insurance	1,634	1,493	4,943	4,521
Mortgage banking revenue	2,432	2,237	7,846	10,345
Capital markets revenue	1,593	111	3,710	4,269
Net realized gain (loss) on sales and impairment of securities	0	2	3,285	(51)
Other	4,826	3,716	8,258	12,779
Total noninterest income	44,617	41,343	132,055	133,063
Noninterest Expense:
Salaries and employee benefits	68,042	61,879	201,948	191,381
Occupancy	12,089	11,352	37,850	33,721
Furniture and equipment	4,043	3,661	12,045	10,986
Professional and technology services	6,168	7,173	19,427	18,733
Advertising and marketing	3,784	3,319	10,927	9,084
FDIC insurance	5,038	5,421	15,084	13,760
Legal fees	1,699	1,774	4,882	5,454
Amortization of intangible assets	2,220	2,502	7,126	8,823
Vehicle lease disposal	2,222	1,193	6,688	3,796
Other	19,106	19,427	56,691	59,430
Total noninterest expense	124,411	117,701	372,668	355,168
Income before income taxes	47,671	64,591	159,610	192,147
Provision for income taxes	14,203	20,300	45,486	59,809
Net Income	$33,468	$44,291	$114,124	$132,338
Earnings per common share:
Basic	$0.18	$0.24	$0.61	$0.71
Diluted	$0.18	$0.24	$0.61	$0.70
Cash dividends per common share	$0.09	$0.08	$0.25	$0.16
Average common shares outstanding:
Basic	184,985	187,096	186,683	186,840
Diluted	185,724	188,109	187,445	187,816
The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net Income	$33,468	$44,291	$114,124	$132,338

Other comprehensive income (loss):

Change in unrealized gain (loss) on securities available for sale	(1,460)	3,144	25,902	(56,148)
Tax effect and reclassification adjustment	552	(1,151)	(9,295)	20,206
	(908)	1,993	16,607	(35,942)

Non-credit related unrealized gain on other-than-temporarily
impaired debt securities	0	237	0	378
Tax effect	0	(87)	0	(139)
	0	150	0	239

Change in unrealized gain on cash flow hedges	6,329	1,309	13,902	15,795
Tax effect	(2,310)	(478)	(5,074)	(5,765)
	4,019	831	8,828	10,030

Changes in postretirement benefit obligations	0	0	0	(26)
Tax effect	0	0	0	9
	0	0	0	(17)

Total other comprehensive income (loss)	3,111	2,974	25,435	(25,690)
Total comprehensive income	$36,579	$47,265	$139,559	$106,648

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Cash Flows from Operating Activities:
Net income	$114,124	$132,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	47,815	40,157
Provision for loan and lease losses	18,000	29,000
Stock compensation expense	3,819	2,266
Realized (gain) loss on available-for-sale securities, net	(3,285)	51
Deferred income tax expense	43,281	49,433
Gain on sale of loans and leases	(9,732)	(12,436)
Gain on sale of foreclosed assets	(198)	(519)
(Gain) loss on sale of fixed assets	(168)	428
Mortgage loans originated for sale	(338,413)	(411,434)
Proceeds from sale of mortgage loans originated for sale	333,166	437,937
Increase in cash surrender value of bank-owned life insurance	(4,826)	(6,638)
Decrease (increase) in accrued interest receivable	1,791	(1,411)
Increase (decrease) in accrued interest payable	237	(129)
(Decrease) increase in accrued expenses and taxes payable	(10,343)	19,361
Other, net	(3,837)	(25,515)
Net cash provided by operating activities	191,431	252,889
Cash Flows from Investing Activities:
Net decrease in restricted short-term investments	6,106	32,560
Activity in available-for-sale securities:
Sales	42	33,765
Maturities, repayments, and calls	341,842	512,267
Purchases	(92,662)	(522,871)
Net decrease (increase) in restricted investment in bank stock	25,113	(8,353)
Proceeds from sale of loans originated for investment	256,372	0
Net increase in loans and leases	(154,325)	(549,855)
Purchase of bank-owned life insurance	0	(6,050)
Proceeds from bank-owned life insurance	4,947	13,539
Proceeds from sale of foreclosed assets	11,857	16,845
Additions to premises and equipment, net	(7,667)	(12,360)
Net cash provided by (used in) investing activities	391,625	(490,513)
Cash Flows from Financing Activities:
Net increase in deposits	722,242	141,639
Net decrease in other short-term borrowings	(23,065)	(129,121)
Net decrease in short-term FHLB borrowings	(600,000)	412,000
Repayment of long-term FHLB borrowings	(14,606)	(16,231)
Repayment of long-term debt	(93,530)	(55,653)
Proceeds from issuance of common stock	4,095	6,783
Purchases and retirement of common stock	(60,885)	0
Purchase of treasury stock	(569)	(68)
Cash dividends paid	(46,877)	(29,924)
Net cash (used in) provided by financing activities	(113,195)	329,425
Net change in cash and cash equivalents	469,861	91,801
Cash and cash equivalents at January 1	343,324	316,592
Cash and cash equivalents at September 30	$813,185	$408,393
Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$70,448	$77,765
Income tax refunds	(720)	(22,440)
Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	$8,850	$11,693
Securities purchased not settled	50,113	0
Purchases of common stock not settled	5,470	0
Capitalized servicing rights	4,193	1,014

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements Of Changes In Shareholders’ Equity (Unaudited)
(In thousands, except share data)

						Accumulated
	Shares of			Additional		Other
	Common	Common	Treasury	Paid-in	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total
Balance at January 1, 2013	186,811,642	$373,623	$(1,850)	$1,645,958	$615,436	$(37,258)	$2,595,909
Total comprehensive income					132,338	(25,690)	106,648
Issuance of common stock and share-based awards under employee
benefit plans	679,487	1,359		5,424			6,783
Treasury stock purchased			(68)				(68)
Cash dividends paid on common stock ($0.16 per share)					(29,924)		(29,924)
Balance at September 30, 2013	187,491,129	$374,982	$(1,918)	$1,651,382	$717,850	$(62,948)	$2,679,348

Balance at January 1, 2014	187,676,711	$375,353	$(2,531)	$1,652,116	$744,215	$(51,566)	$2,717,587
Total comprehensive income					114,124	25,435	139,559
Issuance of common stock and share-based awards under employee
benefit plans	463,943	929		6,986			7,915
Repurchase and retirement of common stock	(6,461,833)	(12,924)		(53,431)			(66,355)
Treasury stock purchased			(569)				(569)
Cash dividends paid on common stock ($0.25 per share)					(46,877)		(46,877)
Balance at September 30, 2014	181,678,821	$363,358	$(3,100)	$1,605,671	$811,462	$(26,131)	$2,751,260

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. Summary of Significant Accounting Policies

The information contained in this report is unaudited.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information.  Certain prior-year amounts have been reclassified to conform to current period.  In the opinion of management, the information reflects all normal recurring adjustments necessary for a fair statement of results for the three and nine months ended September 30, 2014 and 2013. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries ("Susquehanna"), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 78 through 85 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Consumer Lease Financing.  Susquehanna originates financing leases on consumer vehicles.  These leases are reported in the consolidated balance sheet under the loans and leases caption as a net amount, consisting of the aggregate of lease payments receivable and guaranteed residual values, less unearned income.  Income is recognized in a manner which results in an approximate level yield over the lease term.  Residual values for vehicle leases are guaranteed by a third party unrelated to either Susquehanna or the lessee.

Loans and Leases Income Recognition.  Interest income on loans and leases is computed using the effective interest method.  Loan and lease origination fees and certain direct loan and lease origination costs are deferred, and the net amount is recognized as an adjustment to the yield on the related loans and leases over the contractual life of the loans and leases.  In circumstances in which fees and costs substantially offset each other for a type or group of loans or leases, the fees and costs are recognized as earned or incurred.

Loan and lease servicing fees are recognized over the contractual term of the loan or lease in relation to the timing of services performed.

Common Stock Repurchases

Treasury Stock Repurchases.  Repurchases of Susquehanna common stock that are available for reissue are recorded at cost as Treasury stock and are a reduction to shareholders’ equity.

Repurchased and Retired.  Repurchases of Susquehanna common stock that are retired and no longer available for reissue, are recorded at cost in which the reacquired shares reduce outstanding Common stock and Additional paid-in capital.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported and contingent amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting periods.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses; the fair value of financial instruments, such as loans, investment securities, and derivatives; measurement and assessment of goodwill and intangible assets; and, income tax assets, liabilities and expenses.

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

In August 2014, FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.  This ASU provides guidance on classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs.  ASU 2014-14 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The adoption of this amendment is not expected to have a material impact on the financial condition or results of operations.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This ASU provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  The adoption of this amendment is not expected to have a material impact on the financial condition or results of operations.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 2.  Investment Securities

The amortized cost and fair values of investment securities at September 30, 2014 and December 31, 2013 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At September 30, 2014	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agencies	$93,712	$135	$131	$93,716
Obligations of states and political subdivisions	375,529	21,471	657	396,343
Agency residential mortgage-backed securities	1,630,197	16,159	11,057	1,635,299
Non-agency residential mortgage-backed securities	307	1	4	304
Commercial mortgage-backed securities	5,736	104	3	5,837
Other structured financial products	24,562	0	12,801	11,761
Other debt securities	24,078	941	98	24,921
	2,154,121	38,811	24,751	2,168,181
Other equity securities	24,577	745	888	24,434
Total available-for-sale securities	$2,178,698	$39,556	$25,639	$2,192,615

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
At December 31, 2013	Cost	Gains	Losses	Value
Available-for-sale:
U.S. Government agencies	$110,227	$343	$422	$110,148
Obligations of states and political subdivisions	389,199	13,386	4,075	398,510
Agency residential mortgage-backed securities	1,786,133	12,163	20,104	1,778,192
Non-agency residential mortgage-backed securities	572	1	8	565
Commercial mortgage-backed securities	8,568	166	0	8,734
Other structured financial products	25,038	0	13,741	11,297
Other debt securities	43,156	1,487	557	44,086
	2,362,893	27,546	38,907	2,351,532
Other equity securities	24,318	557	1,183	23,692
Total available-for-sale securities	$2,387,211	$28,103	$40,090	$2,375,224

At September 30, 2014 and December 31, 2013, investment securities with carrying values of $1,432,660 and $1,512,824, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, agency and non-agency residential mortgage-backed securities, commercial mortgage-backed securities, other structured financial products, other debt securities, and residential and commercial mortgage-backed securities, at September 30, 2014 and December 31, 2013, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
Within one year	$33,572	$34,014	$8,870	$9,005
After one year but within five years	108,112	110,911	129,176	130,091
After five years but within ten years	909,907	919,143	945,637	946,754
After ten years	1,102,530	1,104,113	1,279,210	1,265,682
Total	$2,154,121	$2,168,181	$2,362,893	$2,351,532

Gross realized gains and gross realized losses on investment securities transactions are summarized below. These gains and losses were recognized using the specific identification method and were included in noninterest income.

	Available-for-sale Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross gains	$0	$2	$3,364	$435
Gross losses	0	0	(79)	(1)
Other-than-temporary impairment	0	0	0	(485)
Net gains	$0	$2	$3,285	$(51)

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2014	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$36,477	$83	$1,952	$48	$38,429	$131
Obligations of states and political subdivisions	0	0	52,383	657	52,383	657
Agency residential mortgage-backed securities	280,503	2,107	317,208	8,950	597,711	11,057
Non-agency residential mortgage-backed securities	0	0	278	4	278	4
Commercial mortgage-backed securities	1,946	3	0	0	1,946	3
Other structured financial products	0	0	11,761	12,801	11,761	12,801
Other debt securities	0	0	5,148	98	5,148	98
Other equity securities	0	0	1,577	888	1,577	888
	$318,926	$2,193	$390,307	$23,446	$709,233	$25,639

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2013	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$68,111	$422	$0	$0	$68,111	$422
Obligations of states and political subdivisions	73,895	3,910	7,025	165	80,920	4,075
Agency residential mortgage-backed securities	1,030,987	20,104	0	0	1,030,987	20,104
Non-agency residential mortgage-backed securities	530	8	0	0	530	8
Other structured financial products	0	0	11,297	13,741	11,297	13,741
Other debt securities	0	0	6,476	557	6,476	557
Other equity securities	19,111	286	1,619	897	20,730	1,183
	$1,192,634	$24,730	$26,417	$15,360	$1,219,051	$40,090

Non-agency residential mortgage-backed securities. At September 30, 2014, Susquehanna held one security that had unrealized losses, but was not rated below investment grade. None of Susquehanna’s non-agency residential mortgage-backed securities were backed by loans identified by the issuer at issuance as subprime or Alt-A collateral. Management has analyzed the collateral underlying these securities with respect to defaults, loan to collateral value ratios, current levels of subordination, and geographic concentrations and concluded that none of these securities are other-than-temporarily impaired.

Susquehanna recorded other-than-temporary impairment losses as presented in the following table:

Credit Losses on Non-agency Residential Mortgage-backed and Other Equity Securities for which a Portion of an
Other-than-temporary Impairment was Recognized in Other Comprehensive Income

	Three Months Ended
	September 30,
	2014		2013
		Equity		Equity
	RMBS	Securities	RMBS	Securities
Balance - beginning of period	$0	$609	$1,026	$609
Additions:
Amount related to credit losses for which an other-than-
temporary impairment was not previously recognized	0	0	0	0
Additional amount related to credit losses for which an other-than-
temporary impairment was previously recognized	0	0	0	0
Deductions:
Realized losses	0	0	26	0
Balance - end of period	$0	$609	$1,000	$609

	Nine Months Ended
	September 30,
	2014		2013
		Equity		Equity
	RMBS	Securities	RMBS	Securities
Balance - beginning of period	$0	$609	$768	$512
Additions:
Amount related to credit losses for which an other-than-
temporary impairment was not previously recognized	0	0	325	0
Additional amount related to credit losses for which an other-than-
temporary impairment was previously recognized	0	0	63	97
Deductions:
Realized losses	0	0	156	0
Balance - end of period	$0	$609	$1,000	$609

Susquehanna estimated the portion of loss attributable to credit using a discounted cash flow model. Susquehanna, in conjunction with a third-party financial advisory firm, assisted with the development of critical assumptions including the expected cash flows of the underlying collateral of the non-agency residential mortgage-backed securities using internal credit risk, interest rate risk, and prepayment risk models that incorporated management’s best estimate of current key assumptions, such as default rates, loss severity, and prepayment rates.  Assumptions used can vary widely from loan to loan and are influenced by such factors as loan interest rate, geographical location of the borrower, borrower characteristics, and collateral type. The distribution of underlying cash flows is determined in accordance with the security’s terms. Expected principal and interest cash flows on an other-than-temporarily impaired debt (“OTTI”) security are discounted using the effective yield of that debt security.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Based on the expected cash flows derived from the model, Susquehanna expected to recover the $321 unrealized loss in accumulated other comprehensive loss at September 30, 2013. Significant assumptions used in the valuation of these other-than-temporarily impaired securities were as follows:

		Weighted-average (%)
		September 30,
		2014 (1)	2013
	Conditional repayment rate (2)	N/A	10.6%
	Loss severity (3)	N/A	37.8%
	Conditional default rate (4)	N/A	3.6%

(1)	Not applicable as the related securities were sold during 2013.
(2)	Conditional repayment rate represents a rate equal to the proportion of principal balance paid off voluntarily over a certain period of time on an annualized basis.

(3)	Loss severity rates are projected by considering collateral characteristics such as current loan-to-value, original creditworthiness of borrowers (FICO score) and geographic concentration.

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

Other structured financial products. Susquehanna’s structured financial product investments are comprised of four pooled trust preferred securities which have an aggregate unrealized loss of $12,801 and $13,605 at September 30, 2014 and 2013, respectively. All of these securities are below investment grade but are of a more senior tranche of the specific issue. Susquehanna has contracted with a third party financial advisory firm (“third party firm”) to assist in its valuation and other-than-temporary impairment analysis of its structured financial product investments. In addition to the valuation work performed by a third party firm which Susquehanna utilizes to support its valuation and other-than-temporary-impairment analysis, management of Susquehanna considered Section 619 of the Dodd-Frank Act (commonly referred to as the “Volcker Rule”). Specifically, Susquehanna considered the interim final rule published by federal regulatory agencies on January 14, 2014, which indicated Susquehanna’s trust preferred securities will remain permissible holdings under the Volcker Rule.

Management has assisted with the development of, and performed a detailed review of the critical assumptions. The review of the inputs for the valuation of the pooled trust preferred securities is performed by the CIC. Key aspects reviewed by CIC include the detail on nonperforming financial institutions within the pools of trust preferred securities, the probability of default of the underlying institutions within the pools, the discount rate, trades of similar securities and indexes, and the weighting given to market indications. Susquehanna management believes that the valuation analysis and methodology reasonably supports the value and projected performance of the specific trust preferred securities. Management believes this valuation methodology presents an appropriate approach in the determination of other-than-temporary impairment charges in accordance with GAAP.

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

As of September 30, 2014	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Recorded investment	$3,000	$6,981	$7,831	$6,750
Fair value	1,308	3,967	4,428	2,058
Unrealized loss	$(1,692)	$(3,014)	$(3,403)	$(4,692)
Class	B	B	B	A2L
Class face value	$35,000	$58,375	$86,900	$45,500
Present value of expected cash flows
for class noted above and all
subordinated classes (1)	$180,717	$196,316	$325,424	$167,181
Lowest credit rating assigned	D	B3	B1	Ca
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	384,342	318,814	478,061	268,100
Actual defaults	40,400	55,580	29,000	83,500
Actual deferrals	28,500	75,430	70,650	70,580
Projected future defaults	36,582	42,626	44,731	26,711
Actual defaults as a % of original
collateral	6.5%	11.1%	4.1%	17.1%
Actual deferrals as a % of original
collateral (2)	4.6%	15.0%	10.1%	14.5%
Actual defaults and deferrals as a % of
original collateral	11.1%	26.1%	14.2%	31.6%
Projected future defaults as a % of
original collateral (3)	5.9%	8.5%	6.4%	5.5%
Actual institutions deferring and
defaulted as a % of total institutions	15.6%	31.5%	20.6%	38.1%
Projected future defaults as a % of
performing collateral plus
deferrals	8.9%	10.8%	8.2%	7.9%

As of September 30, 2013	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Recorded investment	$3,000	$7,183	$8,116	$6,750
Fair value	1,400	3,654	4,081	2,309
Unrealized loss	$(1,600)	$(3,529)	$(4,035)	$(4,441)
Class	B	B	B	A2L
Class face value	$35,000	$59,409	$89,268	$45,500
Present value of expected cash flows
for class noted above and all
subordinated classes (1)	$172,482	$194,406	$305,868	$153,932
Lowest credit rating assigned	D	Ca	Ca	Ca
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	393,342	299,934	472,261	273,488
Actual defaults	41,600	51,580	44,000	75,357
Actual deferrals	34,300	98,310	93,650	93,080
Projected future defaults	41,274	45,777	49,510	42,236
Actual defaults as a % of original
collateral	6.7%	10.3%	6.3%	15.5%
Actual deferrals as a % of original
collateral (2)	5.5%	19.6%	13.4%	19.1%
Actual defaults and deferrals as a % of
original collateral	12.2%	29.9%	19.7%	34.6%
Projected future defaults as a % of
original collateral (3)	6.6%	9.1%	7.1%	8.7%
Actual institutions deferring and
defaulted as a % of total institutions	16.9%	34.5%	24.6%	40.9%
Projected future defaults as a % of
performing collateral plus
deferrals	9.7%	11.5%	8.7%	11.5%

(1)

Susquehanna determines whether it expects to recover the entire amortized cost basis by comparing the present value of the expected cash flows to be collected with the amortized cost basis. As of September 30, 2014 and 2013, the present value of the current estimated cash flows is equal to or greater than the book value of the trust preferred securities held. Consequently, there is no credit-related other-than-temporary impairment required to be recognized.

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

At June 30, 2014, Susquehanna reclassified approximately $265.0 million of indirect auto loans from held for investment to held for sale.  The loans were transferred to held for sale at their amortized cost basis on the date of transfer and were measured at the lower of their amortized cost or fair value until the loans were securitized and sold.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

On August 14, 2014, Susquehanna sold the reclassified loans for cash proceeds of $256.4 million and a servicing asset of $2.0 million.  Susquehanna did not acquire any of the notes or the equity certificates issued by the securitization trust formed for the transaction.

Loans and Leases, Net of Deferred Costs and Fees
	September 30,	December 31,
	2014	2013
Commercial, financial, and agricultural	$2,362,201	$2,394,847
Real estate - construction	817,492	735,877
Real estate secured - residential	4,172,943	4,204,430
Real estate secured - commercial	4,016,635	4,068,816
Consumer	730,687	953,000
Leases	1,325,763	1,219,116
Total loans and leases	$13,425,721	$13,576,086

Originated loans and leases	$11,993,169	$11,930,946
Purchased loans and leases	1,432,552	1,645,140
Total loans and leases	$13,425,721	$13,576,086

Nonaccrual loans and leases	$109,506	$100,815
Loans and leases contractually past due 90 days
and still accruing	10,303	9,757
Troubled debt restructurings	42,418	72,133
Deferred origination costs, net of fees	13,943	21,216
All overdrawn deposit accounts, reclassified
as loans and evaluated for collectability	2,483	2,918

A summary of our net investment in direct lease financing is presented below.

Net Investment in Direct Financing Leases
	September 30,	December 31,
	2014	2013
Minimum lease payments receivable	$666,191	$667,365
Estimated guaranteed residual value of leases	742,443	634,875
Unearned income under lease contracts	(82,871)	(83,124)
Total leases	$1,325,763	$1,219,116

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

The following tables present Susquehanna's credit quality indicators by internally assigned grading and by payment activity at
September 30, 2014 and December 31, 2013.

Credit Quality Indicators, at September 30, 2014

Commercial Credit Exposure
Credit-risk Profile by Internally Assigned Grade

			Real Estate -	Total
		Real Estate -	Secured -	Commercial
	Commercial	Construction (1)	Commercial (2)	Credit Exposure
Originated loans and leases
Grade:
Pass (3)	$2,136,043	$590,503	$3,696,591	$6,423,137
Special mention (4)	49,338	27,060	155,342	231,740
Substandard (5)	64,486	28,867	172,363	265,716
Total	$2,249,867	$646,430	$4,024,296	$6,920,593
Purchased loans and leases
Grade:
Pass (3)	$95,907	$21,069	$658,615	$775,591
Special mention (4)	10,608	20,394	63,657	94,659
Substandard (5)	5,819	11,024	101,072	117,915
Total	$112,334	$52,487	$823,344	$988,165
Total loans and leases
Grade:
Pass (3)	$2,231,950	$611,572	$4,355,206	$7,198,728
Special mention (4)	59,946	47,454	218,999	326,399
Substandard (5)	70,305	39,891	273,435	383,631
Total	$2,362,201	$698,917	$4,847,640	$7,908,758

Other Credit Exposure
Credit-risk Profile based on Payment Activity

	Real Estate -
	Secured -			Total Other
	Residential	Consumer	Leases	Credit Exposure
Originated loans and leases
Performing	$3,003,259	$725,254	$1,324,733	$5,053,246
Nonperforming (6)	18,066	234	1,030	19,330
Total	$3,021,325	$725,488	$1,325,763	$5,072,576

Purchased loans and leases
Performing	$429,184	$5,194	$0	$434,378
Nonperforming (6)	10,004	5	0	10,009
Total	$439,188	$5,199	$0	$444,387

Total loans and leases
Performing	$3,432,443	$730,448	$1,324,733	$5,487,624
Nonperforming (6)	28,070	239	1,030	29,339
Total	$3,460,513	$730,687	$1,325,763	$5,516,963

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

(6)	Includes loans that are on nonaccrual status or past due ninety days or more.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables detail the age analysis of Susquehanna's past due financing receivables as of September 30, 2014 and December 31, 2013.

Age Analysis of Past Due Financing Receivables, as of September 30, 2014

Financing Receivables that are Accruing

						Total
	30-59 Days	60-89 Days	90 Days	Total		Financing
	Past Due	Past Due	and Greater	Past Due	Current	Receivables
Commercial	$2,157	$974	$65	$3,196	$2,335,884	$2,339,080
Real estate - construction	2,600	87	0	2,687	807,580	810,267
Real estate secured - residential	7,866	4,692	9,170	21,728	4,127,562	4,149,290
Real estate secured - commercial	3,728	1,218	822	5,768	3,956,383	3,962,151
Consumer	4,555	1,407	199	6,161	724,486	730,647
Leases	817	117	47	981	1,323,799	1,324,780
Total	$21,723	$8,495	$10,303	$40,521	$13,275,694	$13,316,215

Originated loans and leases	$19,146	$7,398	$5,565	$32,109	$11,868,687	$11,900,796
Purchased loans and leases	2,577	1,097	4,738	8,412	1,407,007	1,415,419
Total	$21,723	$8,495	$10,303	$40,521	$13,275,694	$13,316,215

Financing Receivables that are Nonaccruing

						Total
	30-59 Days	60-89 Days	90 Days	Total		Financing
	Past Due	Past Due	and Greater	Past Due	Current	Receivables
Commercial	$4,235	$708	$10,090	$15,033	$8,088	$23,121
Real estate - construction	0	87	3,675	3,762	3,463	7,225
Real estate secured - residential	512	472	15,734	16,718	6,935	23,653
Real estate secured - commercial	1,206	909	34,029	36,144	18,340	54,484
Consumer	0	0	0	0	40	40
Leases	0	85	30	115	868	983
Total	$5,953	$2,261	$63,558	$71,772	$37,734	$109,506

Originated loans and leases	$5,658	$2,131	$51,740	$59,529	$32,844	$92,373
Purchased loans and leases	295	130	11,818	12,243	4,890	17,133
Total	$5,953	$2,261	$63,558	$71,772	$37,734	$109,506

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

Impaired Loans at September 30, 2014

						Average
		Recorded				Recorded
	Unpaid	Investment			Related	Investment	Interest
	Principal	in Impaired		Related	Specific	in Impaired	Income
	Balance	Loans		Charge-offs	Allowance	Loans (2)	Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$16,536	$13,622		$2,914		$13,666	$152
Real estate - construction	8,113	7,514		599		8,220	73
Real estate secured - residential	21,582	21,408		174		17,743	232
Real estate secured - commercial	128,593	105,768		22,825		87,473	1,373
Consumer	0	0		0		0	0
Total impaired loans without a
related reserve	174,824	148,312	(1)	26,512		127,102	1,830
Impaired loans with a related reserve:
Commercial, financial, and agricultural	13,156	13,156		0	$6,116	13,073	162
Real estate - construction	8,173	3,136		5,037	655	3,330	55
Real estate secured - residential	23,818	22,397		1,421	3,209	5,355	280
Real estate secured - commercial	30,931	20,095		10,836	2,300	26,591	497
Consumer	1,079	1,051		28	114	33	28
Total impaired loans with a
related reserve	77,157	59,835		17,322	12,394	48,382	1,022
Total impaired loans:
Commercial, financial, and agricultural	29,692	26,778		2,914	6,116	26,739	314
Real estate - construction	16,286	10,650		5,636	655	11,550	128
Real estate secured - residential	45,400	43,805		1,595	3,209	23,098	512
Real estate secured - commercial	159,524	125,863		33,661	2,300	114,064	1,870
Consumer	1,079	1,051		28	114	33	28
Total impaired loans	$251,981	$208,147		$43,834	$12,394	$175,484	$2,852

Impaired loans without a related reserve:
Originated loans and leases	$70,279	$46,640		$23,639		$26,627	$455
Purchased loans and leases	104,545	101,672		2,873		100,475	1,375
Total impaired loans without a
related reserve	174,824	148,312		26,512		127,102	1,830
Impaired loans with a related reserve:
Originated loans and leases	71,261	54,672		16,589	$10,780	45,605	969
Purchased loans and leases	5,896	5,163		733	1,614	2,777	53
Total impaired loans with a
related reserve	77,157	59,835		17,322	12,394	48,382	1,022
Total impaired loans:
Originated loans and leases	141,540	101,312		40,228	10,780	72,232	1,424
Purchased loans and leases (3)	110,441	106,835		3,606	1,614	103,252	1,428
Total impaired loans	$251,981	$208,147		$43,834	$12,394	$175,484	$2,852

(1)

$34,632 of the $148,312 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral adjusted for selling costs through direct charge-offs of $26,512.

(2)	Average recorded investment in impaired loans is calculated on a quarterly basis using daily balances.
(3)	$5,163 of the $106,835 purchased impaired loans were subsequently impaired after being acquired.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	The following table presents Troubled Debt Restructurings (TDR's), by class segment:

		September 30,	December 31,
		2014	2013
	Commercial, financial, and agricultural	$4,044	$6,885
	Real estate - construction	319	615
	Real estate secured - residential	20,231	31,623
	Real estate secured - commercial	16,780	31,295
	Consumer	1,044	1,715
	Total performing TDRs	42,418	72,133
	Nonperforming TDRs (1)	19,522	22,676
	Total TDRs	$61,940	$94,809

	Performing TDRs	68%	76%
	Nonperforming TDRs	32%	24%

(1)	These loans are included in the 90 day past due and nonaccrual categories.

The following table provides detail of TDR balance and activity for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Performing TDRs, beginning of period	$40,938	$63,822	$72,133	$67,775
New restructurings as TDRs	2,684	13,336	6,767	38,405
Repayments and payoffs	(848)	(830)	(1,853)	(4,080)
Charge-offs after restructuring	(26)	(9)	(455)	(6,734)
Transfer to nonaccrual, past due 90 days or greater, nonperforming TDRs	(281)	(5,407)	(5,969)	(11,449)
Transfer out of TDR status (1)	(49)	(938)	(28,204)	(13,551)
Other, net	0	1	(1)	(391)	(2)
Performing TDRs, end of period	$42,418	$69,975	$42,418	$69,975

Nonperforming TDRs (3), end of period	$19,522	$22,166	$19,522	$22,166

Performing TDRs	68%	76%	68%	76%
Nonperforming TDRs	32%	24%	32%	24%

(1)

Loans that have performed in accordance with the renegotiated terms for a minimum of six consecutive months with payments and at the time of renegotiation the loan's interest rate represented a then current market interest rate for a loan of similar risk.

(2)	Includes $203 transferred to Other Real Estate Owned in 2013.
(3)	Included in Age Analysis of Past Due Financing Receivables.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables present Susquehanna’s loan modification activities that were considered troubled debt restructurings for the three and nine month periods ended September 30, 2014 and 2013.

	Recorded Investment
			Post-	Financial Effect of
		Pre-Modification	Modification	Modification
	Number of	Recorded	Recorded	Recorded
Three months ended September 30, 2014	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Bankruptcies and maturity date extensions	3	$124	$124	$0	$0
Combination of modification types	0	0	0	0	0
Real estate - construction
Bankruptcies and maturity date extensions	0	0	0	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Bankruptcies and maturity date extensions	25	2,397	2,397	0	3
Combination of modification types	0	0	0	0	0
Real estate secured - commercial
Bankruptcies and maturity date extensions	0	0	0	0	0
Combination of modification types	0	0	0	0	0
Consumer
Bankruptcies and maturity date extensions	20	163	163	0	0
Combination of modification types	0	0	0	0	0
Total	48	$2,684	$2,684	$0	$3

Originated loans and leases	47	$2,627	$2,627	$0	$3
Purchased loans and leases	1	57	57	0	0
Total	48	$2,684	$2,684	$0	$3

(1)		Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)		Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

		Number of	Recorded
		Loans	Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
Commercial, financial, and agricultural		0	$0
Real estate - construction		0	0
Real estate secured - residential		3	181
Real estate secured - commercial		0	0
Consumer		3	28
Total		6	$209

Originated loans and leases		6	$209
Purchased loans and leases		0	0
Total		6	$209

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Recorded Investment
			Post-	Financial Effect of
		Pre-Modification	Modification	Modification
	Number of	Recorded	Recorded	Recorded
Three months ended September 30, 2013	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Bankruptcies and maturity date extensions	6	$845	$845	$0	$(6)
Combination of modification types	1	51	51	0	0
Real estate - construction
Bankruptcies and maturity date extensions	0	0	0	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Bankruptcies and maturity date extensions	37	3,715	3,715	0	0
Combination of modification types	8	1,313	1,313	0	51
Real estate secured - commercial
Bankruptcies and maturity date extensions	7	7,066	7,066	0	0
Combination of modification types	0	0	0	0	0
Consumer
Bankruptcies and maturity date extensions	42	320	320	0	0
Combination of modification types	1	26	26	0	0
Total	102	$13,336	$13,336	$0	$45

Originated loans and leases	99	$12,962	$12,962	$0	$66
Purchased loans and leases	3	374	374	0	(21)
Total	102	$13,336	$13,336	$0	$45

(1)		Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)		Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

		Number of	Recorded
		Loans	Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
Commercial, financial, and agricultural		3	$33
Real estate - construction		1	117
Real estate secured - residential		17	862
Real estate secured - commercial		4	4,640
Consumer		31	263
Total		56	$5,915

Originated loans and leases		53	$5,849
Purchased loans and leases		3	66
Total		56	$5,915

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Recorded Investment
				Financial Effect of
		Pre-Modification	Post-Modification	Modification
	Number of	Recorded	Recorded	Recorded
Nine months ended September 30, 2014	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Bankruptcies and maturity date extensions	9	$226	$226	$0	$0
Combination of modification types	0	0	0	0	0
Real estate - construction
Bankruptcies and maturity date extensions	0	0	0	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Bankruptcies and maturity date extensions	41	4,786	4,786	0	3
Combination of modification types	7	1,100	1,100	0	(8)
Real estate secured - commercial
Bankruptcies and maturity date extensions	0	0	0	0	0
Combination of modification types	1	375	375	0	0
Consumer
Bankruptcies and maturity date extensions	37	280	280	5	0
Combination of modification types	0	0	0	0	0
Total	95	$6,767	$6,767	$5	$(5)

Originated loans and leases	90	$6,123	$6,123	$5	$40
Purchased loans and leases	5	644	644	0	(45)
Total	95	$6,767	$6,767	$5	$(5)

(1)		Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)		Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

		Number of	Recorded
		Loans	Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
Commercial, financial, and agricultural		11	$2,027
Real estate - construction		0	0
Real estate secured - residential		11	578
Real estate secured - commercial		4	2,599
Consumer		24	187
Total		50	$5,391

Originated loans and leases		46	$2,745
Purchased loans and leases		4	2,646
Total		50	$5,391

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Recorded Investment
				Financial Effect of
		Pre-Modification	Post-Modification	Modification
	Number of	Recorded	Recorded	Recorded
Nine months ended September 30, 2013	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Bankruptcies and maturity date extensions	29	$9,379	$9,379	$0	$(6)
Combination of modification types	2	292	292	0	0
Real estate - construction
Bankruptcies and maturity date extensions	2	137	137	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Bankruptcies and maturity date extensions	136	12,038	12,038	0	0
Combination of modification types	25	3,815	3,815	0	(21)
Real estate secured - commercial
Bankruptcies and maturity date extensions	19	9,565	9,565	0	0
Combination of modification types	1	1,436	1,436	0	(196)
Consumer
Bankruptcies and maturity date extensions	192	1,717	1,717	0	0
Combination of modification types	1	26	26	0	0
Total	407	$38,405	$38,405	$0	$(223)

Originated loans and leases	386	$35,569	$35,569	$0	$(159)
Purchased loans and leases	21	2,836	2,836	0	(64)
Total	407	$38,405	$38,405	$0	$(223)

(1)		Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)		Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

		Number of	Recorded
		Loans	Investment
Troubled Debt Restructurings that Subsequently
Defaulted during the current period
Commercial, financial, and agricultural		15	$7,334
Real estate - construction		3	254
Real estate secured - residential		30	2,152
Real estate secured - commercial		7	5,087
Consumer		64	468
Total		119	$15,295

Originated loans and leases		111	$14,692
Purchased loans and leases		8	603
Total		119	$15,295

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The unpaid principal balance and the related carrying amount of acquired loans are as follows:

	September 30,	December 31,
	2014	2013
Credit impaired purchased loans evaluated individually for
incurred credit losses
Unpaid principal balance	$129,457	$176,351
Carrying amount	106,836	138,445

Other purchased loans evaluated collectively for incurred credit losses
Unpaid principal balance	1,322,877	1,509,870
Carrying amount	1,325,716	1,506,695

Total purchased loans
Unpaid principal balance	1,452,334	1,686,221
Carrying amount	1,432,552	1,645,140

The changes in the accretable discount related to the purchased credit impaired loans are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance - beginning of period	$43,319	$49,187	$46,219	$62,868
Accretion recognized during the period	(2,309)	(4,229)	(8,042)	(16,522)
Net reclassification from nonaccretable to accretable	0	1,481	2,833	93
Balance - end of period	$41,010	$46,439	$41,010	$46,439

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

An analysis of the allowance for loan and lease losses for the three and nine months ended September 30, 2014 and 2013 are presented in the following tables:

	Three Months Ended September 30, 2014
			Real Estate	Real Estate
		Real Estate -	Secured -	Secured -
	Commercial	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at July 1, 2014	$41,401	$18,180	$21,376	$46,952	$1,276	$13,875	$1,423	$144,483
Charge-offs	(9,398)	(1,038)	(3,020)	(5,144)	(891)	(1,478)	0	(20,969)
Recoveries	1,329	262	471	1,317	277	700	0	4,356
Transfer for loans designated as held for sale	0	0	0	0	0	0	0	0
Provision	12,540	(3,606)	2,264	(1,359)	636	(228)	(1,247)	9,000
Balance at September 30, 2014	$45,872	$13,798	$21,091	$41,766	$1,298	$12,869	$176	$136,870

	Nine Months Ended September 30, 2014
			Real Estate	Real Estate
		Real Estate -	Secured -	Secured -
	Commercial	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2014	$40,590	$26,189	$24,076	$48,261	$2,266	$15,259	$967	$157,608
Charge-offs	(23,006)	(1,668)	(10,140)	(8,828)	(3,470)	(3,199)	0	(50,311)
Recoveries	4,481	1,440	2,342	2,137	988	1,421	0	12,809
Transfer for loans designated as held for sale	0	0	0	0	(1,236)	0	0	(1,236)
Provision	23,807	(12,163)	4,813	196	2,750	(612)	(791)	18,000
Balance at September 30, 2014	$45,872	$13,798	$21,091	$41,766	$1,298	$12,869	$176	$136,870

Balance at September 30, 2014
Individually evaluated for impairment:
Originated loans and leases	$6,089	$656	$2,076	$1,845	$114	$0		$10,780
Purchased loans and leases	26	0	1,133	455	0	0		1,614
Total	$6,115	$656	$3,209	$2,300	$114	$0		$12,394

Collectively evaluated for impairment:
Originated loans and leases	$39,757	$13,142	$17,882	$39,466	$1,184	$12,869	$176	$124,476
Purchased loans and leases	0	0	0	0	0	0	0	0
Total	$39,757	$13,142	$17,882	$39,466	$1,184	$12,869	$176	$124,476

Financing receivables:
Balance at September 30, 2014	$2,362,201	$817,492	$4,172,943	$4,016,635	$730,687	$1,325,763		$13,425,721

Balance at September 30, 2014
Individually evaluated for impairment:
Originated loans and leases	$20,435	$3,307	$23,689	$52,832	$1,049	$0		$101,312
Purchased loans and leases	6,344	7,343	20,116	73,030	2	0		106,835
Total	$26,779	$10,650	$43,805	$125,862	$1,051	$0		$208,147

Collectively evaluated for impairment:
Originated loans and leases	$2,209,028	$761,491	$3,577,869	$3,293,267	$724,439	$1,325,763		$11,891,857
Purchased loans and leases	126,394	45,351	551,269	597,506	5,197	0		1,325,717
Total	$2,335,422	$806,842	$4,129,138	$3,890,773	$729,636	$1,325,763		$13,217,574

	Three Months Ended September 30, 2013
			Real Estate	Real Estate
		Real Estate -	Secured -	Secured -
	Commercial	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at July 1, 2013	$30,237	$23,568	$37,716	$68,827	$3,155	$14,750	$341	$178,594
Charge-offs	(5,892)	(8,103)	(4,151)	(6,043)	(1,051)	(694)	0	(25,934)
Recoveries	2,161	1,599	627	4,036	325	332	0	9,080
Provision	4,491	6,910	(4,995)	(1,602)	(479)	640	35	5,000
Balance at September 30, 2013	$30,997	$23,974	$29,197	$65,218	$1,950	$15,028	$376	$166,740

	Nine Months Ended September 30, 2013
			Real Estate	Real Estate
		Real Estate -	Secured -	Secured -
	Commercial	Construction	Residential	Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2013	$30,207	$25,171	$41,276	$70,053	$3,722	$13,341	$250	$184,020
Charge-offs	(26,758)	(14,036)	(9,771)	(11,488)	(2,397)	(3,015)	0	(67,465)
Recoveries	6,197	3,786	1,879	6,841	886	1,596	0	21,185
Provision	21,351	9,053	(4,187)	(188)	(261)	3,106	126	29,000
Balance at September 30, 2013	$30,997	$23,974	$29,197	$65,218	$1,950	$15,028	$376	$166,740

Balance at September 30, 2013
Individually evaluated for impairment:
Originated loans and leases	$1,853	$1,762	$1,440	$6,614	$49	$0		$11,718
Purchased loans and leases	1,276	343	1,175	792	1	0		3,587
Total	$3,129	$2,105	$2,615	$7,406	$50	$0		$15,305

Collectively evaluated for impairment:
Originated loans and leases	$26,916	$21,839	$26,596	$58,772	$1,908	$15,028	$376	$151,435
Purchased loans and leases	0	0	0	0	0	0	0	0
Total	$26,916	$21,839	$26,596	$58,772	$1,908	$15,028	$376	$151,435

Financing receivables:
Balance at September 30, 2013	$2,273,735	$765,246	$4,145,522	$4,109,329	$935,117	$1,147,505		$13,376,454

Balance at September 30, 2013
Individually evaluated for impairment:
Originated loans and leases	$12,236	$13,905	$33,910	$64,143	$1,730	$0		$125,924
Purchased loans and leases	16,199	12,320	29,274	80,446	264	0		138,503
Total	$28,435	$26,225	$63,184	$144,589	$1,994	$0		$264,427

Collectively evaluated for impairment:
Originated loans and leases	$2,133,682	$660,317	$3,317,817	$3,311,119	$926,099	$1,147,505		$11,496,539
Purchased loans and leases	111,618	78,704	764,521	653,621	7,024	0		1,615,488
Total	$2,245,300	$739,021	$4,082,338	$3,964,740	$933,123	$1,147,505		$13,112,027

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 6. Deposits

Deposits consisted of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
Noninterest-bearing:
Demand	$1,958,308	$1,913,526
Interest-bearing:
Interest-bearing demand	3,087,166	2,909,376
Money market	3,297,699	3,144,106
Savings	1,122,232	1,077,923
Time	2,265,787	2,113,209
Time of $100 or more	1,857,332	1,711,232
Total deposits	$13,588,524	$12,869,372

NOTE 7.  Income Taxes

Our effective income tax rate for the three months ended September 30, 2014 and 2013 was 29.8% and 31.4%, respectively.  Our effective income tax rate for the nine months ended September 30, 2014 and 2013 was 28.5% and 31.1%, respectively.   The estimated annual effective income tax rates used in calculating the income tax expense for the reporting periods ended September 30, 2014 and 2013 were impacted by the level of permanent differences, including tax-advantaged income, and by Low Income Housing and other tax credits, resulting in effective income tax rates below statutory rates for the interim reporting periods.  The change in the estimated annual effective income tax rates used to calculate income tax expense was influenced by the amount of tax-advantaged income relative to total income for the third quarter of 2014, as compared to the amount of tax-advantaged income relative to total income for the third quarter of 2013.  Additionally, adjustments for income tax expense/(benefit) from discrete items recorded for the three months ended September 30, 2014 and 2013 impacted the effective income tax rate by (0.7%) and 0.3%, respectively. Adjustments for income tax expense/(benefit) from discrete items recorded for the nine months ended September 30, 2014 and 2013 impacted the effective income tax rates by (2.0%) and 0.0%, respectively.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 8. Accumulated Other Comprehensive Loss

The balances and changes in balances by component of accumulated other comprehensive income (loss) ("AOCI") are shown in the following tables:

			Unrealized		Accumulated
	Unrealized Gains (Losses) on		Gains (Losses)	Post-	Other
	Investment securities		on Cash Flow	retirement	Comprehensive
	With OTTI	All other	Hedges	Benefits	Loss
Balance, July 1, 2014	$(279)	$10,320	$(16,874)	$(22,409)	$(29,242)
AOCI before reclassifications, net of tax	0	(908)	396	0	(512)
Amounts reclassified from AOCI:
Interest expense	0	0	5,574	0	5,574
Net realized loss (gain) on sales and
impairment of securities	0	0	0	0	0
Total before income taxes	0	0	5,574	0	5,574
Less: Income taxes	0	0	(1,951)	0	(1,951)
Net of income taxes	0	0	3,623	0	3,623
Net change in AOCI	0	(908)	4,019	0	3,111
Balance, September 30, 2014	$(279)	$9,412	$(12,855)	$(22,409)	$(26,131)

Balance, July 1, 2013	$(750)	$(414)	$(25,437)	$(39,321)	$(65,922)
AOCI before reclassifications, net of tax	150	1,994	(2,434)	0	(290)
Amounts reclassified from AOCI:
Interest expense	0	0	5,023	0	5,023
Net realized loss (gain) on sales and
impairment of securities	0	(2)	0	0	(2)
Total before income taxes	0	(2)	5,023	0	5,021
Less: Income taxes	0	1	(1,758)	0	(1,757)
Net of income taxes	0	(1)	3,265	0	3,264
Net change in AOCI	150	1,993	831	0	2,974
Balance, September 30, 2013	$(600)	$1,579	$(24,606)	$(39,321)	$(62,948)

Balance, January 1, 2014	$(279)	$(7,195)	$(21,683)	$(22,409)	$(51,566)
AOCI before reclassifications, net of tax	0	18,742	(1,869)	0	16,873
Amounts reclassified from AOCI:
Interest expense	0	0	16,457	0	16,457
Net realized loss (gain) on sales and
impairment of securities	0	(3,285)	0	0	(3,285)
Total before income taxes	0	(3,285)	16,457	0	13,172
Less: Income taxes	0	1,150	(5,760)	0	(4,610)
Net of income taxes	0	(2,135)	10,697	0	8,562
Net change in AOCI	0	16,607	8,828	0	25,435
Balance, September 30, 2014	$(279)	$9,412	$(12,855)	$(22,409)	$(26,131)

Balance, January 1, 2013	$(839)	$37,521	$(34,636)	$(39,304)	$(37,258)
AOCI before reclassifications, net of tax	(76)	(35,660)	784	(17)	(34,969)
Amounts reclassified from AOCI:
Interest expense	0	0	14,225	0	14,225
Net realized loss (gain) on sales and
impairment of securities	485	(434)	0	0	51
Total before income taxes	485	(434)	14,225	0	14,276
Less: Income taxes	(170)	152	(4,979)	0	(4,997)
Net of income taxes	315	(282)	9,246	0	9,279
Net change in AOCI	239	(35,942)	10,030	(17)	(25,690)
Balance, September 30, 2013	$(600)	$1,579	$(24,606)	$(39,321)	$(62,948)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 9. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended September 30,
					Other Postretirement
	Pension Benefits		SERP		Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$0	$1,055	$108	$69	$317	$337
Interest cost	1,923	1,835	133	100	246	217
Expected return on plan assets	(2,336)	(2,267)	0	0	0	0
Amortization of prior service cost	0	6	57	54	29	29
Amortization of transition obligation	0	0	0	0	0	2
Amortization of net actuarial loss	120	884	41	52	0	42
Net periodic postretirement benefit cost	$(293)	$1,513	$339	$275	$592	$627

	Nine Months Ended September 30,
					Other Postretirement
	Pension Benefits		SERP		Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$0	$3,721	$251	$695	$950	$1,012
Interest cost	5,768	5,423	378	304	739	651
Expected return on plan assets	(7,009)	(7,091)	0	0	0	0
Amortization of prior service cost	0	19	130	163	86	86
Amortization of transition obligation	0	0	0	0	0	6
Amortization of net actuarial loss	361	2,398	98	165	0	126
Net periodic postretirement benefit cost	$(880)	$4,470	$857	$1,327	$1,775	$1,881

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2013, that it expected to contribute $559 to its pension plans and $782 to its other postretirement benefit plan in 2014. As of September 30, 2014, $419 of contributions had been made to its pension plans, and $587 of contributions had been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $140 to fund its pension plans in 2014, for a total of $559, and an additional $195 to it other postretirement benefit plan, for a total of $782.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 10. Earnings per Share ("EPS")

The following tables set forth the calculation of basic and diluted EPS for the three-month and nine-month periods ended
September 30, 2014 and 2013.

Basic earnings per common share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income applicable to common shareholders	$33,468	$44,291	$114,124	$132,338
Average common shares outstanding	184,985	187,096	186,683	186,840
Basic earnings per common share	$0.18	$0.24	$0.61	$0.71

Diluted earnings per common share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income available to common shareholders	$33,468	$44,291	$114,124	$132,338
Average common shares outstanding	184,985	187,096	186,683	186,840
Dilutive potential common shares	739	1,013	762	976
Total diluted average common shares outstanding	185,724	188,109	187,445	187,816
Diluted earnings per common share	$0.18	$0.24	$0.61	$0.70

For the three months ended September 30, 2014 and 2013, average options to purchase 1,191 and 1,455 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive. For the nine months ended September 30, 2014 and 2013, average options to purchase 1,181 and 1,494 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive.

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

Cash Flow Hedges of Interest Rate Risk

Susquehanna uses interest rate derivatives to manage its exposure to interest rate movements and add stability to interest income and expense. Susquehanna primarily uses interest rate swaps as part of its interest rate risk management strategy. For example, Susquehanna may issue variable-rate debt and then enter into a receive-variable pay-fixed-rate interest rate swap with the same payment timing and notional amount to convert the interest payments to a net fixed-rate basis for all or a portion of the term of the long-term debt. As of September 30, 2014, December 31, 2013, and September 30, 2013, Susquehanna had 13, 14, and 14 interest rate swaps, respectively, for each period, with an aggregate notional amount of $1,116,178, $1,146,437, and $1,148,328, respectively, that were designated as cash flow hedges of interest-rate risk.

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

Amounts recorded in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on Susquehanna’s variable-rate liabilities. During the next 12 months, Susquehanna estimates that $16,723 will be reclassified as an expense to net interest income.

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

At September 30, 2014 and 2013, Susquehanna had 359 and 232 derivative transactions, respectively, related to these risk management activities with an aggregate notional amount of $1,840,638 and $1,540,599, respectively. For the three-month and nine-month periods ended September 30, 2014, Susquehanna recognized a net loss of $1,714 and $3,326, respectively, and for the three-month and nine-month periods ended September 30, 2013, Susquehanna recognized a net gain of $1,545 and $3,159, respectively, related to changes in fair value of the derivatives in this program.

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

At September 30, 2014 and December 31, 2013, the fair value of derivatives in a net liability position, which includes accrued interest and any credit valuation adjustments related to these agreements, was $35,668 and $50,247, respectively. At September 30, 2014 and December 31, 2013, Susquehanna had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $36,843 and $42,813, respectively. If Susquehanna had breached any of the above provisions at September 30, 2014, it would have been required to settle its obligations under the agreements at termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Fair Value of Derivative Instruments

	Fair Values of Derivative Instruments
	September 30, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$725	Other liabilities	$17,506
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	21,614	Other liabilities	18,162
Total derivatives		$22,339		$35,668

	Fair Values of Derivative Instruments
	December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$1,419	Other liabilities	$31,662
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	22,897	Other liabilities	18,585
Total derivatives		$24,316		$50,247

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The Effect of Derivative Instruments on Comprehensive Income

Three Months Ended September 30, 2014

				Location of Loss	Amount of Loss
		Location of Loss	Amount of Loss	Recognized in	Recognized in
	Amount of Gain	Reclassified from	Reclassified from	Income	Income
Derivatives in Cash Flow	Recognized	Accumulated OCI	Accumulated OCI	(Ineffective	(Ineffective
Hedging Relationships	in OCI	into Income	into Income	Portion)	Portion)
Interest rate contracts:	$4,010	Interest expense	$(5,574)	Other expense	$0

	Location of Loss	Amount of Loss
	Recognized	Recognized
Derivatives Not Designated	in Income	in Income
as Hedging Instruments	on Derivatives	on Derivatives
Interest rate contracts:	Other income	$(1,714)
	Other expense	0

Three Months Ended September 30, 2013

				Location of Loss	Amount of Loss
		Location of Loss	Amount of Loss	Recognized in	Recognized in
	Amount of Gain	Reclassified from	Reclassified from	Income	Income
Derivatives in Cash Flow	Recognized	Accumulated OCI	Accumulated OCI	(Ineffective	(Ineffective
Hedging Relationships	in OCI	into Income	into Income	Portion)	Portion)
Interest rate contracts:	$831	Interest expense	$(5,023)	Other expense	$0

	Location of Gain	Amount of Gain
	Recognized	Recognized
Derivatives Not Designated	in Income	in Income
as Hedging Instruments	on Derivatives	on Derivatives
Interest rate contracts:	Other income	$1,545
	Other expense	0

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Nine Months Ended September 30, 2014

				Location of Loss	Amount of Loss
		Location of Loss	Amount of Loss	Recognized in	Recognized in
	Amount of Gain	Reclassified from	Reclassified from	Income	Income
Derivatives in Cash Flow	Recognized	Accumulated OCI	Accumulated OCI	(Ineffective	(Ineffective
Hedging Relationships	in OCI	into Income	into Income	Portion)	Portion)
Interest rate contracts:	$6,224	Interest expense	$(16,457)	Other expense	$0

	Location of Loss	Amount of Loss
	Recognized	Recognized
Derivatives Not Designated	in Income on	in Income on
as Hedging Instruments	Derivatives	Derivatives
Interest rate contracts:	Other income	$(3,326)
	Other expense	0

Nine Months Ended September 30, 2013

				Location of Loss	Amount of Loss
		Location of Loss	Amount of Loss	Recognized in	Recognized in
	Amount of Gain	Reclassified from	Reclassified from	Income	Income
Derivatives in Cash Flow	Recognized	Accumulated OCI	Accumulated OCI	(Ineffective	(Ineffective
Hedging Relationships	in OCI	into Income	into Income	Portion)	Portion)
Interest rate contracts:	$10,030	Interest expense	$(14,225)	Other expense	$0

	Location of Gain	Amount of Gain
	(Loss) Recognized	(Loss) Recognized
Derivatives Not Designated	in Income	in Income
as Hedging Instruments	on Derivatives	on Derivatives
Interest rate contracts:	Other income	$3,160
	Other expense	(1)

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

Susquehanna is subject to the regulations of the Commodity Futures Trading Commission that require financial institutions to clear all eligible contracts originated subsequent to June 2013.  Susquehanna fulfills this obligation by clearing its eligible contracts through a clearing member that faces a designated clearing house on Susquehanna’s behalf. Susquehanna reports amounts for interest rate contracts in a single clearing member account as of period end on a net basis in the Consolidated Balance Sheet, including the related unrealized contract gains and losses, accrued interest receivable/payable, and cash collateral posted as initial and variation margin. Derivatives originated prior to June 2013 continue to be presented on a gross basis in the Consolidated Balance Sheet.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following table provides information about financial instruments that are eligible for offset at September 30, 2014 and
December 31, 2013.

Balance Sheet Netting Disclosure about Offsetting Assets and Liabilities

			Net Amounts
			Presented in
			the	Gross Amounts Not Offset in the
	Gross		Consolidated	Consolidated Balance Sheet
	Amounts	Gross Amounts	Balance	Financial	Cash
	Recognized	Offset	Sheet	Instruments	Collateral	Net Amount

September 30, 2014

Financial assets:
Derivatives	$22,339	$0	$22,339	$0	$(1,590)	$20,749

Financial liabilities:
Derivatives	$35,668	$0	$35,668	$0	$(28,858)	$6,810
Repurchase agreements	281,085	0	281,085	(281,085)	0	0
Total	$316,753	$0	$316,753	$(281,085)	$(28,858)	$6,810

December 31, 2013

Financial assets:
Derivatives	$24,316	$0	$24,316	$0	$(3,940)	$20,376

Financial liabilities:
Derivatives	$50,247	$0	$50,247	$0	$(35,385)	$14,862
Repurchase agreements	295,800	0	295,800	(295,800)	0	0
Total	$346,047	$0	$346,047	$(295,800)	$(35,385)	$14,862

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The table below presents the offsetting of derivative assets and derivative liabilities as of September 30, 2014 and December 31,
2013.

	Derivative Assets and Collateral				Derivative Liabilities and Collateral
	Held by Counterparty				Pledged by Counterparty
	Amounts	Gross Amounts			Amounts	Gross Amounts
	Presented in	Not Offset			Presented in	Not Offset
	the	in the Consolidated			the	in the Consolidated
	Consolidated	Balance Sheet			Consolidated	Balance Sheet
	Balance	Financial	Cash	Net	Balance	Financial	Cash	Net
September 30, 2014	Sheet	Instruments	Collateral	Amount	Sheet	Instruments	Collateral	Amount

Cleared Agreements:
Clearing member A	$0	$0	$0	$0	$6,485	$0	$(6,485)	$0
	0	0	0	0	6,485	0	(6,485)	0
Bilateral Agreements:
Counterparty:
Dealer A	1,054	0	0	1,054	3,470	0	(2,560)	910
Dealer B	1,145	0	0	1,145	2,039	0	(1,310)	729
Dealer C	129	0	0	129	1,002	0	(850)	152
Dealer D	2,722	0	(1,590)	1,132	953	0	0	953
Dealer E	0	0	0	0	12,642	0	(12,642)	0
Dealer F	0	0	0	0	2,049	0	(2,049)	0
Dealer G	0	0	0	0	2,014	0	(2,014)	0
Dealer H	0	0	0	0	668	0	(668)	0
Dealer I	0	0	0	0	394	0	(280)	114
Dealer J	0	0	0	0	13	0	0	13
End User	17,289	0	0	17,289	3,939	0	0	3,939
	22,339	0	(1,590)	20,749	29,183	0	(22,373)	6,810
Total	$22,339	$0	$(1,590)	$20,749	$35,668	$0	$(28,858)	$6,810

December 31, 2013

Cleared Agreements:
Clearing member A	$19	$0	$0	$19	$1,077	$0	$(1,077)	$0
	19	0	0	19	1,077	0	(1,077)	0
Bilateral Agreements:
Counterparty:
Dealer A	2,836	0	0	2,836	3,840	0	(1,290)	2,550
Dealer B	2,412	0	0	2,412	3,306	0	(1,400)	1,906
Dealer C	359	0	0	359	684	0	(550)	134
Dealer D	5,571	0	(3,940)	1,631	688	0	0	688
Dealer E	0	0	0	0	21,251	0	(21,251)	0
Dealer F	0	0	0	0	5,081	0	(5,081)	0
Dealer G	0	0	0	0	3,966	0	(3,966)	0
Dealer H	0	0	0	0	770	0	(770)	0
Dealer I	0	0	0	0	121	0	0	121
Dealer J	0	0	0	0	18	0	0	18
End User	13,119	0	0	13,119	9,445	0	0	9,445
	24,297	0	(3,940)	20,357	49,170	0	(34,308)	14,862
Total	$24,316	$0	$(3,940)	$20,376	$50,247	$0	$(35,385)	$14,862

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

Restricted investments in bank stocks

Restricted investments in bank stocks consists of FRB stock, FHLB stock, and Atlantic Community Bankers Bank stock. Federal law requires a member institution of the district FRB and FHLB to hold stock according to predetermined formulas. Atlantic Community Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership.

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

Susquehanna discounts over-the-counter (“OTC”) derivatives using Overnight Index Swap (“OIS”) rates.  Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value.  Uncollateralized or partially-collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs, such as a spread between LIBOR and OIS to approximate an uncollateralized cost of funds, and credit risk.  Susquehanna made the changes to reflect inputs, assumptions, and pricing methodologies that are used in its principal market by market participants.

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2014 and December 31, 2013, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at September 30, 2014 and December 31, 2013, on the consolidated balance sheets and by levels within the valuation hierarchy.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
Description	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$93,716	$0	$93,716	$0
Obligations of states and political
subdivisions	396,343	0	396,343	0
Agency residential mortgage-backed
securities	1,635,299	0	1,635,299	0
Non-agency residential mortgage-
backed securities	304	0	304	0
Commercial mortgage-backed
securities	5,837	0	5,837	0
Other structured financial products	11,761	0	0	11,761
Other debt securities	24,921	0	24,921	0
Other equity securities	24,434	21,665	0	2,769
Derivatives: (1)
Designated as hedging instruments	725	0	725	0
Not designated as hedging
instruments	21,614	0	21,614	0
Total	$2,214,954	$21,665	$2,178,759	$14,530
Liabilities
Derivatives: (2)
Designated as hedging instruments	$17,506	$0	$17,506	$0
Not designated as hedging
instruments	18,162	0	18,162	0
Total	$35,668	$0	$35,668	$0

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

	Available-for-sale Securities
			Non-
			agency
		Other	Residential
		Structured	Mortgage-
	Equity	Financial	backed
	Securities	Products	Securities	Total
Balance at July 1, 2014	$2,803	$11,995	$0	$14,798
Included in earnings	0	0	0	0
Realized other-than-temporary impairment	0	0	0	0
Principal paydowns	0	(143)	0	(143)
Included in other comprehensive income	(34)	(91)	0	(125)
Balance at September 30, 2014	$2,769	$11,761	$0	$14,530

Balance at July 1, 2013	$2,820	$10,506	$24,549	$37,875
Included in earnings	0	0	0	0
Realized other-than-temporary impairment	0	0	26	26
Principal paydowns	0	(37)	(1,789)	(1,826)
Included in other comprehensive income	1	975	236	1,212
Balance at September 30, 2013	$2,821	$11,444	$23,022	$37,287

Balance at January 1, 2014	$2,797	$11,297	$0	$14,094
Included in earnings	0	0	0	0
Realized other-than-temporary impairment	0	0	0	0
Principal paydowns	0	(378)	0	(378)
Included in other comprehensive income	(28)	842	0	814
Balance at September 30, 2014	$2,769	$11,761	$0	$14,530

Balance at January 1, 2013	$3,156	$9,550	$26,800	$39,506
Included in earnings	(97)	0	(379)	(476)
Realized other-than-temporary impairment	0	0	156	156
Principal paydowns	0	(114)	(5,029)	(5,143)
Included in other comprehensive income	(238)	2,008	1,474	3,244
Balance at September 30, 2013	$2,821	$11,444	$23,022	$37,287

Susquehanna’s policy is to recognize transfers in and transfers out of Levels 1, 2, and 3 as of the end of a reporting period.

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired collateral dependent loans and other loans where the carrying value is based on the fair value of the underlying collateral minus selling costs, such as residential mortgage loans charged off in accordance with regulatory guidance, are measured at fair value on a nonrecurring basis. The fair value of the underlying collateral is incorporated into the estimate of the impairment of a loan. Most of Susquehanna’s impaired collateral dependent loans are secured by real estate. The value of the real estate collateral is determined through appraisals performed by third party, licensed appraisers. As part of Susquehanna’s overall valuation process, management evaluates these third party appraisals to ensure that they are representative of the exit prices in Susquehanna’s principal markets. Susquehanna considers the appraisals used in its impairment analysis to be Level 3 inputs. When the value of the real estate,

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

less estimated selling costs, is less than the principal balance of the loan, a specific reserve is established. Impaired loans are reviewed at least quarterly for additional impairment, and reserves are adjusted accordingly.

Foreclosed Assets

Other real estate property acquired through foreclosure is recorded at the lower of its carrying value or the fair value of the related real estate collateral at the transfer date, less estimated selling costs. The value of the real estate collateral is determined through appraisals performed by third party licensed appraisers. As part of Susquehanna’s overall valuation process, management evaluates these third party appraisals to ensure that they are representative of the exit prices in Susquehanna’s principal markets. Susquehanna considers the appraisals used in its impairment analysis to be Level 3 inputs.

The following tables present assets measured at fair value on a nonrecurring basis at September 30, 2014 and
December 31, 2013, on the consolidated balance sheets and by the valuation hierarchy.

		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
Description	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$47,441	$0	$0	$47,441
Foreclosed assets	9,133	0	0	9,133
	$56,574	$0	$0	$56,574

		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Instruments	Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired loans	$54,216	$0	$0	$54,216
Foreclosed assets	16,555	0	0	16,555
	$70,771	$0	$0	$70,771

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following table details the quantitative information about Level 3 fair value measurements:

	Fair Value at	Valuation		Range
Asset	September 30, 2014	Technique(s)	Unobservable Input	(Weighted Average)

Other structured financial products (1)	$11,761	Discounted Cash Flow	Credit default rates, call options and deferrals, waterfall structure, and covenants.	Varies by individual security, refer to Note 2

Other equity securities	2,769	Discounted Cash Flow	Cash flows from dividends and terminal value	0.2x - 1.2x
				(0.8x)

Impaired loans	47,441	Discounted Cash Flow	Cash flows based upon current discount rates and terminal value	0.6% - 13.9%
				(4.0%)

Foreclosed assets	9,133	Discounted Cash Flow	Third party appraisals less estimated selling costs	0.0% - 100.0%
				(38.7%)

	Fair Value at	Valuation		Range
Asset	December 31, 2013	Technique(s)	Unobservable Input	(Weighted Average)

Other structured financial products (1)	$11,297	Discounted Cash Flow	Credit default rates, call options and deferrals, waterfall structure, and covenants.	Varies by individual security, refer to Note 2

Other equity securities	2,797	Discounted Cash Flow	Cash flows from dividends and terminal value	0.2x - 1.5x
				(0.8x)

Impaired loans	54,216	Discounted Cash Flow	Cash flows based upon current discount rates and terminal value	0.8% - 8.0%
				(3.9%)

Foreclosed assets	16,555	Discounted Cash Flow	Third party appraisals less estimated selling costs	0.0% - 100.0%
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

	September 30, 2014
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$772,677	$772,677	$772,677	$0	$0
Short-term investments	79,662	79,662	0	79,662	0
Investment securities	2,192,615	2,192,615	21,665	2,156,420	14,530
Restricted investment in bank stocks	133,119	133,119	0	133,119	0
Loans and leases	13,425,721	13,422,747	0	0	13,422,747
Derivatives	22,339	22,339	0	22,339	0
Financial liabilities:
Deposits	13,588,524	12,660,047	0	12,660,047	0
Short-term borrowings	532,675	532,675	0	532,675	0
FHLB borrowings	915,362	918,764	0	918,764	0
Long-term debt	356,117	354,524	0	354,524	0
Derivatives	35,668	35,668	0	35,668	0

	December 31, 2013
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$305,357	$305,357	$305,357	$0	$0
Short-term investments	83,227	83,227	0	83,227	0
Investment securities	2,375,224	2,375,224	20,895	2,340,235	14,094
Restricted investment in bank stocks	158,232	158,232	0	158,232	0
Loans and leases	13,576,086	13,463,676	0	0	13,463,676
Derivatives	24,316	24,316	0	24,316	0
Financial liabilities:
Deposits	12,869,372	11,901,099	0	11,901,099	0
Short-term borrowings	555,740	555,740	0	555,740	0
FHLB borrowings	1,531,282	1,531,606	0	1,531,606	0
Long-term debt	453,260	461,247	0	461,247	0
Derivatives	50,247	50,247	0	50,247	0

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the terms “Susquehanna,” “we,” “us,” and “our” refer to Susquehanna Bancshares, Inc. and its subsidiaries.

Forward-Looking Statements.

We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations.  Some of these communications, including this Quarterly Report on Form 10-Q, contain “forward-looking statements,” for which we claim the protection of the safe harbor provisions of  the U.S. Private Securities Litigation Reform Act of 1995. These include statements pertaining to our future business plans; regulatory capital and capital management, and capital resources generally; management; general economic conditions; the impact of new regulations on our business; accounting policies and estimates; our potential exposures to various types of market risks, such as interest rate risk and credit risk; expectations regarding future acquisitions; whether our allowance for loan and lease losses is appropriate to meet probable loan and lease losses; our ability to evaluate loan collateral and guarantors; our ability to achieve loan and deposit growth; our ability to maintain sufficient liquidity; our ability to manage credit quality; and our ability to achieve our 2014 operating and financial goals.  Forward-looking statements are often accompanied by, and identified with, terms such as “expect,” “estimate,” “project,” “anticipate,” “remain”, “should,” “will”, “may”, “intend,” “probability,” “risk,” “target,” “objective” and similar expressions or variations on such expressions. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market-risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from estimates. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

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

•         our ability to successfully execute our business initiatives, and planned and proposed organizational, process and technology improvements;

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

Availability of Information

Our web-site address is www.susquehanna.net. We make available free of charge, through the Investor Relations section of our web site, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. We include our web site address in this report as an inactive textual reference only.  Information contained on our web site is not incorporated into and does not constitute part of this report.

Critical Accounting Policies

Susquehanna’s significant accounting policies are defined in Note 1 to the Consolidated Financial Statements included in its 2013  Form 10-K, and in Note 1 to the Consolidated Financial Statements included in this report. The preparation of the Consolidated Financial Statements is in accordance with accounting principles generally accepted in the United States (“GAAP”).  Management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates.  Management has identified accounting for: (i) the allowance for loan and lease losses; (ii) fair value measurements for valuation of financial instruments; (iii) measurement and assessment of goodwill and intangible assets; and, (iv) income taxes, as Susquehanna’s most critical accounting policies and estimates in that they are important to the portrayal of Susquehanna’s financial condition and results.  These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout the Consolidated Financial Statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Legislation

In July 2013, the Federal Reserve Board, Office of the Comptroller of the Currency and FDIC approved final rules to implement the Basel III capital framework. The rules were effective on January 1, 2014 and will be phased-in over a multiple year period, becoming fully effective on January 1, 2019.  The new capital rules call for higher quality capital with higher minimum capital level requirements. Consistent with the international Basel framework, the rules include a new minimum ratio of Common Equity Tier 1 (“CET1”) capital to risk-weighted assets of 4.5 percent.  The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent, establish a minimum leverage ratio of 4.0 percent, and a minimum total capital (Tier 1 plus Tier 2) to risk-weighted assets ratio of 8.0 percent.  The rules also revise the definition of capital by expanding the conditions for the inclusion of equity capital instruments and minority interests in Tier 1 capital.  In addition, the rules implement a new “capital conservation buffer” of 2.5 percent (when fully phased-in), composed entirely of CET1, on top of the minimum risk-weighted ratios, and will impose limitations on capital distributions and certain discretionary bonus payments if any of the minimum risk-weighted capital ratios plus the new capital conservation buffer are not met.  Management has evaluated these new rules and believes that Susquehanna and Susquehanna Bank, would have had sufficient capital at September 30, 2014 to meet the fully phased in increased requirements had they been in effect on that date.

Recent Developments

On July 16, 2014, Susquehanna’s Board of Directors authorized the repurchase of up to 3.5%, or 6.5 million, of its outstanding shares of common stock through December 31, 2014.  As of September 30, 2014 substantially all authorized shares were repurchased and retired.  The repurchase program was completed on October 1, 2014 with the repurchase of 6.5 million shares at a weighted average price of $10.27 per share.  The share repurchases did not have a material effect on Susquehanna’s liquidity or capital resources.   The timing and amount of the share repurchases under Susquehanna’s share repurchase authorization was determined by management based on market conditions and other considerations, and such repurchases were effected in the open market, through negotiated transactions, or through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

Executive Overview

Consolidated net income available to common shareholders for the third quarter of 2014 was $33.5 million, down 24.4% compared to $44.3 million earned during the same period in 2013. On a diluted per common share basis, earnings for the third quarter of 2014 were $0.18, down 25.0% compared to $0.24 for the same period in 2013. Susquehanna’s results of operations for the third quarter of 2014 produced an annualized return on average assets of 0.72% and an annualized return on average tangible shareholders’ equity, a non-GAAP ratio, of 9.41% compared to the prior year ratios of 0.96% and 13.67%, respectively.  For additional information on non-GAAP ratios, refer to “Table 3, Reconciliation of Non-GAAP Measures”.

The following tables present a summary of our results of operations and key financial measures for the periods ended September 30, 2014 and 2013.

Table 1
Summary of Third Quarter 2014 Compared to Third Quarter 2013, and Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change
	(Dollars in thousands)
Net income	$33,468	$44,291	(24.4)%	$114,124	$132,338	(13.8)%
Net interest income	136,465	145,949	(6.5)	418,223	443,252	(5.6)
Provision for loan and lease losses	9,000	5,000	80.0	18,000	29,000	(37.9)
Noninterest income	44,617	41,343	7.9	132,055	133,063	(0.8)
Noninterest expense	124,411	117,701	5.7	372,668	355,168	4.9

Table 2
Key Susquehanna Financial Measures

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2014	2013	2014	2013
	Diluted Earnings per Common Share	$0.18	$0.24	$0.61	$0.70
	Return on Average Assets	0.72%	0.96%	0.83%	0.98%
	Return on Average Shareholders' Equity	4.78%	6.65%	5.53%	6.71%
	Return on Average Tangible Shareholders' Equity (1)	9.41%	13.67%	10.90%	13.95%
	Efficiency Ratio (1)	67.32%	61.62%	66.37%	60.43%
	Net Interest Margin	3.50%	3.72%	3.58%	3.85%

(1)	For information regarding Supplemental Reporting of Non-GAAP-based Financial Measurements, refer to "Table 3 - Reconciliation of Non-GAAP Measures".

Table 3
Reconciliation of Non-GAAP Measures
(In thousands, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Tangible Book Value per Common Share
End of period balance sheet data
Shareholders' equity	$2,751,260	$2,679,348	$2,751,260	$2,679,348
Goodwill and other intangible assets	(1,302,602)	(1,309,105)	(1,302,602)	(1,309,105)
Tangible common equity (numerator)	$1,448,658	$1,370,243	$1,448,658	$1,370,243

Common shares outstanding (denominator)	181,310	187,225	181,310	187,225
Tangible book value per common share	$7.99	$7.32	$7.99	$7.32

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

Return on Average Tangible Shareholders' Equity
Return on average shareholders' equity (GAAP basis)	4.78%	6.65%	5.53%	6.71%
Effect of excluding average intangible assets and related
amortization	4.63%	7.02%	5.37%	7.24%
Return on average tangible shareholders' equity	9.41%	13.67%	10.90%	13.95%

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

Efficiency Ratio
Noninterest operating expense (numerator)	$124,411	$117,701	$372,668	$355,168

Taxable-equivalent net interest income	140,179	149,683	429,437	454,678
Other income	44,617	41,343	132,055	133,063
Denominator	184,796	191,026	561,492	587,741
Efficiency ratio	67.32%	61.62%	66.37%	60.43%

The efficiency ratio is a non-GAAP based financial measure. Management excludes merger-related expenses and certain other selected items when calculating this ratio, which is used to measure the relationship of operating expenses to revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Interest Margin (excluding purchase accounting)
Reported net interest margin (GAAP basis)	3.50%	3.72%	3.58%	3.85%
Adjustments for purchase accounting:
Loans and leases	(0.10)%	(0.13)%	(0.13)%	(0.22)%
Deposits	(0.02)%	(0.04)%	(0.03)%	(0.05)%
Borrowings	(0.01)%	(0.01)%	(0.04)%	(0.01)%
Net Interest Margin (excluding purchase accounting)	3.37%	3.54%	3.38%	3.57%

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

Table 4
Distribution of Assets, Liabilities and Shareholders' Equity

Interest Rates and Interest Differential - Tax Equivalent Basis

	For the Three Month Period Ended			For the Three Month Period Ended
	September 30, 2014			September 30, 2013
	Average			Average
	Balance	Interest	Rate (%)	Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$79,640	$24	0.12	$85,503	$16	0.07
Investment securities:
Taxable	1,915,888	10,567	2.19	2,191,743	11,937	2.16
Tax-advantaged	377,414	5,205	5.47	392,469	5,450	5.51
Total investment securities	2,293,302	15,772	2.73	2,584,212	17,387	2.67
Loans and leases, (net):
Taxable	13,067,543	144,248	4.38	12,888,591	152,275	4.69
Tax-advantaged	432,143	5,405	4.96	401,922	5,133	5.07
Total loans and leases	13,499,686	149,653	4.40	13,290,513	157,408	4.70
Total interest-earning assets	15,872,628	165,449	4.14	15,960,228	174,811	4.35
Allowance for loan and lease losses	(144,674)			(177,853)
Other noninterest-earning assets	2,683,575			2,476,607
Total assets	$18,411,529			$18,258,982

Liabilities
Deposits:
Interest-bearing demand
Interest-bearing demand	$6,165,175	3,970	0.26	$5,936,693	3,904	0.26
Savings	1,131,551	286	0.10	1,075,734	286	0.11
Time	4,133,949	10,803	1.04	3,870,542	10,229	1.05
Short-term borrowings	541,363	2,091	1.53	758,079	2,242	1.17
FHLB borrowings	961,483	4,801	1.98	1,285,276	4,199	1.30
Long-term debt	358,502	3,319	3.67	475,655	4,268	3.56
Total interest-bearing liabilities	13,292,023	25,270	0.75	13,401,979	25,128	0.74
Demand deposits	1,964,572			1,911,053
Other liabilities	379,148			303,144
Total liabilities	15,635,743			15,616,176
Equity	2,775,786			2,642,806
Total liabilities & shareholders' equity	$18,411,529			$18,258,982
Net interest income / yield on
average earning assets		140,179	3.50		149,683	3.72
Taxable equivalent adjustment		(3,714)			(3,734)
Net interest income - as reported		$136,465			$145,949

Table 4
Distribution of Assets, Liabilities and Shareholders' Equity

Interest Rates and Interest Differential - Tax Equivalent Basis

	For the Nine Month Period Ended			For the Nine Month Period Ended
	September 30, 2014			September 30, 2013
	Average			Average
	Balance	Interest	Rate (%)	Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$81,144	$65	0.11	$100,443	$87	0.12
Investment securities:
Taxable	2,014,934	33,219	2.20	2,166,932	34,193	2.11
Tax-advantaged	382,597	15,882	5.55	396,930	16,515	5.56
Total investment securities	2,397,531	49,101	2.74	2,563,862	50,708	2.64
Loans and leases, (net):
Taxable	13,119,323	434,798	4.43	12,695,055	465,689	4.90
Tax-advantaged	434,984	16,158	4.97	416,270	15,830	5.08
Total loans and leases	13,554,307	450,956	4.45	13,111,325	481,519	4.91
Total interest-earning assets	16,032,982	500,122	4.17	15,775,630	532,314	4.51
Allowance for loan and lease losses	(152,229)			(180,652)
Other noninterest-earning assets	2,536,746			2,526,382
Total assets	$18,417,499			$18,121,360

Liabilities
Deposits:
Interest-bearing demand	$6,065,751	11,371	0.25	$5,938,605	12,746	0.29
Savings	1,122,088	878	0.10	1,068,446	858	0.11
Time	4,058,947	30,677	1.01	3,847,294	33,115	1.15
Short-term borrowings	589,462	6,221	1.41	767,911	6,548	1.14
FHLB borrowings	1,172,846	14,508	1.65	1,161,305	11,626	1.34
Long-term debt	401,706	7,030	2.34	493,358	12,743	3.45
Total interest-bearing liabilities	13,410,800	70,685	0.70	13,276,919	77,636	0.78
Demand deposits	1,888,758			1,913,701
Other liabilities	357,053			295,489
Total liabilities	15,656,611			15,486,109
Equity	2,760,888			2,635,251
Total liabilities & shareholders' equity	$18,417,499			$18,121,360
Net interest income / yield on
average earning assets		429,437	3.58		454,678	3.85
Taxable equivalent adjustment		(11,214)			(11,426)
Net interest income - as reported		$418,223			$443,252

Table 5
Changes in Net Interest Income - Tax Equivalent Basis

	Three months ended September 30, 2014			Nine months ended September 30, 2014
	versus September 30, 2013			versus September 30, 2013
	Increase (Decrease)			Increase (Decrease)
	Due to Change in (1)			Due to Change in (1)
	Average	Average		Average	Average
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest Income
Other short-term investments	$(1)	$9	$8	$(16)	$(6)	$(22)
Investment securities:
Taxable	(1,519)	149	(1,370)	(2,464)	1,490	(974)
Tax-advantaged	(208)	(37)	(245)	(595)	(38)	(633)
Total investment securities	(1,727)	112	(1,615)	(3,059)	1,452	(1,607)
Loans (net of unearned income):
Taxable	2,090	(10,117)	(8,027)	15,177	(46,068)	(30,891)
Tax-advantaged	380	(108)	272	701	(373)	328
Total loans	2,470	(10,225)	(7,755)	15,878	(46,441)	(30,563)
Total interest-earning assets	742	(10,104)	(9,362)	12,803	(44,995)	(32,192)
Interest Expense
Deposits:
Interest-bearing demand	148	(82)	66	268	(1,643)	(1,375)
Savings	14	(14)	-	42	(22)	20
Time	689	(115)	574	1,753	(4,191)	(2,438)
Short-term borrowings	(736)	585	(151)	(1,701)	1,374	(327)
FHLB borrowings	(1,238)	1,840	602	117	2,765	2,882
Long-term debt	(1,081)	132	(949)	(2,088)	(3,625)	(5,713)
Total interest-bearing liabilities	(2,204)	2,346	142	(1,609)	(5,342)	(6,951)
Net Interest Income	$2,946	$(12,450)	$(9,504)	$14,412	$(39,653)	$(25,241)

(1)	Changes that are due in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes directly to volume and rate.

Net Interest Income-Taxable Equivalent Basis

Our major source of operating revenues is net interest income, which is the income that remains after deducting, from total income generated by earning assets, the interest expense attributable to the cost of the funds required to support earning assets. Income from earning assets includes income from loans, investment securities, and short-term investments. The amount of interest income is dependent upon many factors, including the volume of earning assets, the general level of interest rates, the dynamics of the change in interest rates, the levels of nonperforming loans, and accretion of fair value adjustments on purchased loans. The cost of funds varies with the amount of funds necessary to support earning assets, the rates paid to attract and hold deposits, the rates paid on borrowed funds, amortization of core deposit intangibles, accretion of fair value adjustments on acquired deposits, and the levels of noninterest-bearing demand deposits, and equity capital.

Table 4 presents average balances, taxable equivalent interest income and expense, and yields earned or paid on these assets and liabilities. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates.

Net interest income on a fully taxable-equivalent basis totaled $140.2 million for the third quarter of 2014 compared to $149.7 million for the same period in 2013.  The decrease of $9.5 million in our taxable equivalent net interest income results from both lower volume and yield on interest-earning assets.

The net interest margin for the third quarter of 2014 was 3.50%, a 22 basis point decline from 3.72% for the same period in 2013.  The decline in the net interest margin results primarily from the runoff of higher yielding earning assets, existing loans repricing at lower rates, the sale of automobile loans, lower spreads to base indices on our variable rate loans, partially offset by lower funding costs of deposits and borrowings.  The net interest margin is positively affected by the recognition of purchase accounting benefit from the loan portfolio.  The purchase accounting benefit recorded in the third quarter of 2014 was 13 basis points, a decrease of 5 basis points from the 18 basis points recorded during the same period in 2013.  Net interest margin, excluding purchase accounting, declined 17 basis points from 3.54% in the third quarter of 2013 to 3.37% for the same period in 2014.

Net interest margin for the nine month periods ended September 30, 2014 and 2013 was 3.58% and 3.85%, respectively. The 27 basis point decline in the net interest margin results primarily from originating lower yielding loans due to competition, and existing loans repricing to lower rates, partially offset by lower funding costs of deposits and borrowings.  The purchase accounting benefit from the loan portfolio for the nine month periods ended September 30, 2014 and 2013 was 20 and 28 basis points, respectively. Net interest margin, excluding purchase accounting, declined 19 basis points from 3.57% in 2013 to 3.38% in 2014.  For additional information related to our net interest margin, excluding purchase accounting, refer to “Table 3, Reconciliation of Non-GAAP Measures”.

We expect the purchase accounting benefit from the loan portfolio to continue into the future, but would note that the timing of this benefit is not certain.  While the purchase accounting marks on the purchased credit impaired loans (“PCI loans”) are accreted at a pool level the non-PCI fair value marks are accreted at the individual loan level.  While the credit mark on the non-PCI loans was always established at a discount, the interest mark on the non-PCI loans were individually established at either premiums or discounts depending upon the terms of the loan compared to market at acquisition date.  Accordingly, when non-PCI loans prepay or refinance any remaining purchase accounting mark is accreted into interest income, the impact of which would vary depending upon whether the remaining marks were premiums or discounts.  Accordingly, the impact upon the net interest margin is difficult to predict.

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

Net charge-offs for the third quarter of 2014 decreased slightly to $16.6 million, or 0.49% of average loans and leases, when compared to net charge-offs for the third quarter of 2013 of $16.9 million, or 0.50% of average loans and leases. Net charge-offs for the nine months ended September 30, 2014 decreased to $37.5 million, or 0.37% of average loans and leases, when compared to net charge-offs for the nine months ended September 30, 2013 of $46.3 million, or 0.47% of average loans and leases. Nonaccrual loans increased during this period, from $102.0 million at September 30, 2013 to $109.5 million at September 30, 2014. Non-performing assets comprised of nonaccrual loans plus foreclosed real estate, declined slightly from $119.7 million, or 0.89% of total loans and leases at September 30, 2013, to $118.6 million, or 0.88% of total loans and leases at September 30, 2014. “Table 6 – Provision and Allowance for Loan and Lease Losses” provides detail of charge-offs and recoveries by loan category.

The allowance for loan and lease losses was 1.02% of period-end loans and leases, or $136.9 million, at September 30, 2014; 1.16% of period-end loans and leases, or $157.6 million, at December 31, 2013; and 1.25% of period-end loans and leases, or $166.7 million, at September 30, 2013.

Significant drivers of the allowance for loan and lease losses include charge-off history, with the most recent periods receiving  more significant weighting, loan portfolio composition, the ratio of originated loans to total loans, loan growth, and internal risk weightings.  Charge-offs in the quarter ended September 30, 2014 were higher than in prior quarters in 2014, principally due to the charge-off of a single credit relationship.  However, our charge-offs have generally declined during recent quarters compared with prior years, which resulted in the need for a lower allowance for loan loss.  Also contributing to the need for a lower allowance for loan loss in the third quarter of 2014 was the change in loan portfolio composition with the majority of loan growth in categories with historically lower loss factors, as well as the impact of the sale of auto loans.  The provision for loan and lease losses in the quarter ended September 30, 2014 increased compared with the prior year quarter and reflected the higher charge-off activity relative to recent quarters.  The provision expense for the nine months ended September 30, 2014 decreased compared with the same period in 2013 and reflected overall year-over-year decreased charge-offs and the need for a smaller allowance for loan loss.

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is appropriate to meet probable incurred loan and lease losses at September 30, 2014. There can be no assurance, however, that we will not sustain loan and lease losses in future periods greater than the size of the allowance at September 30, 2014.

Table 6
Provision and Allowance for Loan and Lease Losses

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Dollars in thousands)
Balance - beginning of period	$144,483	$178,594	$157,608	$184,020
Additions	9,000	5,000	18,000	29,000
Transfer for loans designated as held for sale	0	0	(1,236)	0
Charge-offs:
Commercial, financial, and agricultural	(9,398)	(5,892)	(23,006)	(26,758)
Real estate - construction	(1,038)	(8,103)	(1,668)	(14,036)
Real estate secured - residential	(3,020)	(4,151)	(10,140)	(9,771)
Real estate secured - commercial	(5,144)	(6,043)	(8,828)	(11,488)
Consumer	(891)	(1,051)	(3,470)	(2,397)
Leases	(1,478)	(694)	(3,199)	(3,015)
Total charge-offs	(20,969)	(25,934)	(50,311)	(67,465)
Recoveries:
Commercial, financial, and agricultural	1,329	2,161	4,481	6,197
Real estate - construction	262	1,599	1,440	3,786
Real estate secured - residential	471	627	2,342	1,879
Real estate secured - commercial	1,317	4,036	2,137	6,841
Consumer	277	325	988	886
Leases	700	332	1,421	1,596
Total recoveries	4,356	9,080	12,809	21,185
Net charge-offs	(16,613)	(16,854)	(37,502)	(46,280)
Balance - end of period	$136,870	$166,740	$136,870	$166,740

Average loans and leases outstanding	$13,499,686	$13,290,513	$13,554,307	$13,111,325
Period-end loans and leases	13,425,721	13,376,454	13,425,721	13,376,454
Net charge-offs as a percentage of average loans
and leases (annualized)	0.49%	0.50%	0.37%	0.47%
Allowance as a percentage of period-end loans
and leases	1.02%	1.25%	1.02%	1.25%

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

Noninterest Income

The following table presents a breakdown of Susquehanna's noninterest income.

Table 7
Noninterest Income

			% Change			% Change
	Three Months		2014	Nine Months		2014
	Ended September 30,		vs.	Ended September 30,		vs.
	2014	2013	2013	2014	2013	2013
	Dollars in thousands
Service charges on deposit accounts	$9,561	$9,514	0.5%	$27,855	$27,533	1.2%
Vehicle origination and servicing fees	1,691	2,907	(41.8)	7,574	8,668	(12.6)
Wealth management commissions and fees	13,199	12,606	4.7	38,587	38,285	0.8
Commissions on property and casualty
insurance sales	3,992	3,872	3.1	13,872	12,774	8.6
Other commissions and fees	5,689	4,885	16.5	16,125	13,940	15.7
Income from bank-owned life insurance	1,634	1,493	9.4	4,943	4,521	9.3
Mortgage banking revenue	2,432	2,237	8.7	7,846	10,345	(24.2)
Capital markets revenue	1,593	111	1,335.1	3,710	4,269	(13.1)
Net realized gain (loss) on sales of securities	0	2	(100.0)	3,285	(51)	6,541.2
Other	4,826	3,716	29.9	8,258	12,779	(35.4)
Total noninterest income	$44,617	$41,343	7.9	$132,055	$133,063	(0.8)

Third Quarter 2014 Compared to Third Quarter 2013

Noninterest income totaled $44.6 million for the three month period ended September 30, 2014 compared to $41.3 million for the same period in 2013.  Noninterest income as a percentage of total revenue (net interest income plus noninterest income) was 24.6% in 2014 compared to 22.1% in 2013.

Vehicle origination and servicing fees, which relate to vehicle leasing origination fees and loan and lease portfolio servicing fees for third parties, totaled $1.7 million, a decrease of $1.2 million, or 41.8% compared to 2013. The decrease is primarily due to 15% decline in vehicle leasing originations at our Hann subsidiary, and a prospective change in classification of a portion of the fee income which is better included in interest income.

Other commissions and fees totaled $5.7 million, an increase of $0.8 million, or 16.5%, compared to $4.9 million in 2013.  The increase is primarily due to increased commissions and fees associated with debit/credit card activity resulting from an increase in debit/credit card usage, and letters of credit, partially offset by a decline in title insurance fees due to lower mortgage settlements.

Capital markets revenue totaled $1.6 million, an increase of $1.5 million, or 1,335%, compared to 2013.  Commercial lending originations during the quarter generated an increased number of potential customers for our interest rate swap product than did the commercial loan originations during the same quarter in 2013.  Also contributing to the increase were letter of credit fees of $0.7 million.

Other income increased $1.1 million, or 29.9%, to $4.8 million in 2014, compared to $3.7 million in 2013.  The primary contributor was a $2.6 million gain on the sale of auto loans, partially offset by $1.5 million reduction of other miscellaneous income.

The remaining noninterest income items increased $1.1 million, or 3.7%, compared to 2013.  Refer to “Table 7 – Noninterest Income” for detail of fluctuations in other categories of noninterest income.

Nine months ended September 30, 2014 compared to Nine months ended September 30, 2013

Noninterest income totaled $132.1 million for the nine month period ended September 30, 2014 compared to $133.1 million for the same period in 2013.  Noninterest income as a percentage of total revenue (net interest income plus noninterest income) was 24.0% in 2014 compared to 23.1% in 2013.

Vehicle origination and servicing, which relate to vehicle leasing origination fees and loan and lease portfolio servicing fees for third parties,  fees totaled $7.6 million, a decrease of $1.1 million, or 12.6% compared to 2013. The decrease is primarily due to 7.4% decline in vehicle leasing originations at our Hann subsidiary, and a prospective change in classification of a portion of the fee income which is better included in interest income.

Other commissions and fees totaled $16.1 million, an increase of $2.2 million, or 15.7%, compared to $13.9 million in 2013.  The increase is primarily due to increased commissions and fees associated with debit/credit card activity of $1.5 million, and letter of credit fees of $1.1 million, partially offset by decrease in title insurance fees of $0.4 million.

Mortgage banking revenue declined $2.5 million, or 24.2%, to $7.8 million for the first nine months of 2014, compared to $10.3 million during the same period in 2013.  The volume of mortgages sold declined 31.6% from the first nine months of 2013 due to lower originations resulting from fewer refinancing opportunities as mortgage interest rates have risen.

Capital markets revenue totaled $3.7 million, a decrease of $0.6 million, or 13.1%, compared to 2013.  Our commercial lending originations during 2014 did not generate the number of potential customers for our interest rate swap product as did the commercial loan originations during 2013.  Partially offsetting the decrease were letters of credit fees of $1.8 million.

Net realized gain (loss) on securities increased $3.3 million over 2013 due to redemption calls of several securities in 2014, as compared to fewer calls in 2013.

Other income decreased $4.5 million, or 35.4%, to $8.3 million in 2014, compared to $12.8 million in 2013.  Primary contributors to the 2014 decrease were: $3.4 million decline in life insurance death benefits and other proceeds; $1.2 million decline in gain on sale of OREO and fixed assets; $0.5 million decline in gain on sale of SBA loans; $1.8 million decline of other miscellaneous income, partially offset by $2.6 million gain on the sale of auto loans.

The remaining noninterest income items increased $2.1 million, or 2.6%, compared to 2013.  Refer to “Table 7 – Noninterest Income” for detail of fluctuations in other categories of noninterest income.

Noninterest Expense

The following table presents a breakdown of Susquehanna's noninterest expense.

Table 8
Noninterest Expense

			% Change			% Change
	Three Months		2014	Nine Months		2014
	Ended September 30,		vs.	Ended September 30,		vs.
	2014	2013	2013	2014	2013	2013
	Dollars in thousands
Salaries and employee benefits	$68,042	$61,879	10.0%	$201,948	$191,381	5.5%
Occupancy	12,089	11,352	6.5	37,850	33,721	12.2
Furniture and equipment	4,043	3,661	10.4	12,045	10,986	9.6
Professional and technology services	6,168	7,173	(14.0)	19,427	18,733	3.7
Advertising and marketing	3,784	3,319	14.0	10,927	9,084	20.3
FDIC insurance	5,038	5,421	(7.1)	15,084	13,760	9.6
Legal fees	1,699	1,774	(4.2)	4,882	5,454	(10.5)
Amortization of intangible assets	2,220	2,502	(11.3)	7,126	8,823	(19.2)
Vehicle lease disposal	2,222	1,193	86.3	6,688	3,796	76.2
Other	19,106	19,427	(1.7)	56,691	59,430	(4.6)
Total noninterest expense	$124,411	$117,701	5.7	$372,668	$355,168	4.9

Third Quarter 2014 Compared to Third Quarter 2013

Noninterest expense totaled $124.4 million for the three month period ended September 30, 2014 compared to $117.7 million for the same period in 2013.

Salaries and benefits are our largest single noninterest expense and include salaries, wages, commissions, stock-based compensation, incentives, pension, and other employee benefit costs.  Total salaries and benefits expenses increased $6.2 million, or 10.0%, in 2014 compared to 2013.  This increase is due to normal salary increases, additional personnel to ensure our compliance with  increased regulatory requirement, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, strategic corporate initiatives, severance costs of $2.1 million, short-term incentives of $1.3 million, and increased benefits costs of $1.9 million.

Professional and technology expenses decreased 14.0%, or $1.0 million, to $6.2 million in 2014 compared to $7.2 million in 2013.  The primary driver was decreased consulting fees related to investments in risk management, stress testing, and technology to comply with new operational and regulatory requirements.

Vehicle lease disposal expenses, which consist principally of costs to prepare returned vehicles for sale as well as the cost of purchasing a residual value guarantee from a third party, increased $1.0 million, or 86.3%, as a result of a 14% increase in the value of terminated leases, and a new quarterly contract amount with Auto Lenders Liquidation Center, Inc. to guarantee lease residual value risk.

The remaining noninterest expense items increased $0.5 million, or 1.1% compared to 2013.  Refer to “Table 8 – Noninterest Expenses” for detail of fluctuations in other categories of noninterest expenses.

Nine months ended September 30, 2014 Compared to Nine months ended September 30, 2013

Noninterest expense totaled $372.7 million for the nine month period ended September 30, 2014 compared to $355.2 million for the same period in 2013.

Salaries and benefits are our largest single noninterest expense and include salaries, wages, commissions, stock-based compensation, incentives, pension, and other employee benefit costs.  Total salaries and benefits expenses increased $10.6 million, or 5.5%, in 2014 compared to 2013.  This increase is due to normal salary increases, additional personnel to ensure our compliance with  increased regulatory requirements, strategic corporate initiatives, severance costs of $3.1 million, and increased benefits costs of $4.2 million.  Partially offsetting these increases were decreases in sales commissions of $1.3 million and other performance incentives of $4.9 million.

Occupancy expense increased 12.2%, or $4.1 million, to $37.9 million in 2014 compared to $33.7 million in 2013.  The primary drivers were increased grounds maintenance of $1.2 million mostly due to winter weather, and additional rent expense of $2.3 million, resulting from the sale / leaseback transaction executed in the fourth quarter of 2013.  The remaining increase is due to normal increases in maintenance, utilities, cleaning, and supplies.

Advertising and marketing costs increased $1.8 million, or 20.3%, to $10.9 million in 2014, due to increased costs related to our deposit gathering campaigns, and a $0.9 million reclassification of postage from Other expenses.

Vehicle lease disposal expenses, which consist principally of costs to prepare returned vehicles for sale as well as the cost of purchasing a residual value guarantee from a third party, increased $2.9 million, or 76.2%, as a result of a 58% increase in the value of terminated leases, and a new quarterly contract amount with Auto Lenders Liquidation Center, Inc. to guarantee lease residual value risk.

Other expenses in 2014 totaled $56.7 million, a decrease of $2.7 million, or 4.6% from 2013’s amount of $59.4 million.  This decrease is the result of lower operating risk losses of $2.2 million and OREO and foreclosure expense of $1.5 million, partially offset by increased insurance expenses of $0.9 million.

The remaining noninterest expense items increased $0.8 million, or 1.4% compared to 2013.  Refer to “Table 8 – Noninterest Expenses” for detail of fluctuations in other categories of noninterest expenses.

Income Taxes

For information about our income taxes, refer to “Note 7. Income Taxes” to the financial statements appearing in Part I, Item 1, of this report.

Financial Condition
Table 9
Summary of September 30, 2014 Compared to December 31, 2013

	September 30,	December 31,
	2014	2013	% Change
	(Dollars in thousands, except per share)
Total assets	$18,583,327	$18,473,489	0.6%
Investment securities available for sale	2,192,615	2,375,224	(7.7)
Loans and leases	13,425,721	13,576,086	(1.1)
Deposits	13,588,524	12,869,372	5.6
Shareholders' equity	2,751,260	2,717,587	1.2
Book value per common share	15.17	14.50	4.6
Tangible book value per common share	7.99	7.52	6.3

Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

At September 30, 2014, we had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. In addition, non-financial assets and non-financial liabilities have not been measured at fair value because we have made the determination that the impact on our financial statements would be minimal.  For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 13. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

Securities Available for Sale

Securities available for sale decreased 7.7%, or $182.6 million from December 31, 2013 resulting from a strategic decision, in early 2014, not to purchase securities due to the current low interest rate environment.  As interest rates increase, Susquehanna anticipates increasing the volume of securities purchases.  For additional information about our investment securities portfolio, refer to “Note 2. Investment Securities” and  “Note 13. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

Loans and Leases

Loans and leases totaled $13.4 billion at September 30, 2014 and $13.6 billion at December 31, 2013.  On August 14, 2014, we sold $255.8 million of auto loans.  We did not purchase any notes or the equity certificates that were issued by the securitization trust formed for the transaction. For additional information about our loan portfolio, refer to “Note 3. Loans and Leases” to the financial statements appearing in Part I, Item 1, of this report.

Risk Assets

Table 10
Risk Assets

	September 30,	December 31,
	2014	2013	% Change
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$23,121	$16,827	37.4%
Real estate - construction	7,225	13,230	(45.4)
Real estate secured - residential	23,653	23,365	1.2
Real estate secured - commercial	54,484	46,147	18.1
Consumer	40	47	(14.9)
Leases	983	1,199	(18.0)
Total nonaccrual loans and leases	109,506	100,815	8.6
Foreclosed real estate	9,133	16,555	(44.8)
Total nonperforming assets	$118,639	$117,370	1.1

Total nonperforming assets as a percentage of period-end
loans and leases and foreclosed real estate	0.88%	0.86%	2.3
Allowance for loan and lease losses as a percentage of
nonaccrual loans and leases	125%	156%	(19.9)

Loans contractually past due 90 days and still accruing	$10,303	$9,757	5.6
Performing troubled debt restructurings	42,418	72,133	(41.2)

Nonperforming assets increased from $117.4 million at December 31, 2013, to $118.6 million at September 30, 2014. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate increased from 0.86% at December 31, 2013 to 0.88% at September 30, 2014.  Troubled debt restructurings decreased $29.7 million, from $72.1 million at December 31, 2013 to $42.4 million at September 30, 2014, resulting from our curing evaluation process.

Of the $208.1 million of impaired loans (nonaccrual, non-consumer loan relationships greater than $1.0 million plus accruing restructured loans) at September 30, 2014,  $148.3 million, or 71.3%, had no related reserve (refer to “Note 3. Loans and Leases – Impaired Loans” to the financial statements appearing in Part I, Item 1, of this report). The determination that no related reserve for collateral-dependent loans was required was based on the net realizable value of the underlying collateral less costs to sell.

At September 30, 2014, real estate – construction loans comprised only 6.1% of our total loan and lease portfolio, and accounted for 6.6% of nonaccrual loans and leases and 10.1% of our allowance for loan and lease losses.  As a result, we consider real estate - construction loans to be higher-risk loans. Additional information about our real estate – construction loan portfolio is presented in Tables 11, 12, and 13. Categories within these tables are defined as follows:

•         Construction loans – loans used to fund vertical construction for residential and non-residential structures;

•         Land development loans – loans secured by land for which the approvals for site improvements have been obtained, the site improvements are in progress, or the site improvements have been completed; and

•         Raw land – loans secured by land for which there are neither approvals nor site improvements.

Table 11
Construction, Land Development, and Other Land Loans - Portfolio Status

	Balance at		Past Due	Past Due		Other		Net
	September 30,	% of Total	30-89	90 Days and	Non	Internally		Charge-
Category	2014	Construction	Days	Still Accruing	Accrual	Monitored	(1)	Offs	(2)	Reserve	(3)
	(Dollars in thousands)
1-4 Family:
Construction	$152,658	18.7%	0.0%	0.0%	0.6%	4.1%		(0.7)%		1.8%
Land development	164,864	20.2	0.1	0.0	0.1	15.4		(0.5)		1.8
Raw land	1,226	0.1	0.0	0.0	0.0	2.4		21.1		2.1
	318,748	39.0	0.0	0.0	0.4	9.9		(0.5)		1.8
All Other:
Construction:
Investor	330,342	40.4	0.8	0.0	1.1	4.2		(0.3)		1.6
Owner-occupied	42,961	5.2	0.0	0.0	0.4	0.0		0.0		1.7
Land development:
Investor	101,164	12.4	0.0	0.0	1.4	24.6		(0.1)		1.9
Owner-occupied	4,171	0.5	0.0	0.0	18.7	8.0		5.2		1.4
Raw land:
Investor	19,648	2.4	0.0	0.0	0.0	6.3		(3.9)		2.1
Owner-occupied	458	0.1	0.0	0.0	0.0	77.6		0.0		2.2
	498,744	61.0	0.5	0.0	1.2	8.2		(0.3)		1.7
Total	$817,492	100.0	0.3	0.0	0.9	8.9		(0.4)		1.7

(1)

Represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list, excluding nonaccrual and past-due loans reflected in the prior three columns.

(2)	Represents the amount of net charge-offs in each category for the last twelve months divided by the category loan balance at September 30, 2014 plus the net charge-offs.

(3)	Represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at September 30, 2014.

Table 12
Construction, Land Development, and Other Land Loans - Collateral Locations

	Balance at	Geographical Location by %
Category	September 30, 2014	Maryland	New Jersey	Pennsylvania	Other
	(Dollars in thousands)
1-4 Family:
Construction	$152,658	61.9%	5.3%	26.5%	6.3%
Land development	164,864	43.1	6.0	38.4	12.5
Raw land	1,226	0.0	18.5	81.5	0.0
	318,748	52.0	5.7	32.8	9.5
All Other:
Construction:
Investor	330,342	50.1	13.3	30.8	5.8
Owner-occupied	42,961	2.2	19.1	78.7	0.0
Land development:
Investor	101,164	38.8	5.2	38.7	17.3
Owner-occupied	4,171	73.8	0.0	26.2	0.0
Raw land:
Investor	19,648	24.4	1.9	70.4	3.3
Owner-occupied	458	100.0	0.0	0.0	0.0
	498,744	42.9	11.6	38.0	7.5
Total	$817,492	46.4	9.3	36.0	8.3

Table 13
Construction, Land Development, and Other Land Loans - Portfolio Characteristics

			Global Debt
		Balance at	Coverage Ratio	Average Loan to
	Category	September 30, 2014	Less than 1.1 Times (1)	Value (current)
		(Dollars in thousands)
	1-4 Family:
	Construction	$152,658	5.6%	107.8%
	Land development	164,864	10.5	76.2
	Raw land	1,226	0.0	76.0
		318,748	8.4	96.2
	All Other:
	Construction:
	Investor	330,342	26.6	82.4
	Owner-occupied	42,961	0.0	62.0
	Land development:
	Investor	101,164	7.9	68.5
	Owner-occupied	4,171	26.7	47.4
	Raw land:
	Investor	19,648	14.8	69.7
	Owner-occupied	458	77.6	73.3
		498,744	20.8	72.8
		$817,492	15.0	84.0

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

We conduct continuous portfolio reviews of real estate – construction loan relationships in excess of $0.75 million in order to identify potential problem loans. For those loan relationships under $0.75 million, the evaluation of risk is based upon delinquency. The review of loans in excess of $0.75 million consists of:

•         Determining whether the project’s economics are achievable within a time frame such that the available cash flow of this and all of the projects of the borrower/guarantor (whether financed or not financed by us) is sufficient to pay the required payments of interest plus principal during a rolling fifteen-month projection.

•         Determining, based on a review of external sources, the viability/absorption of the projects and whether they align with the borrower/guarantor’s expectations.

•         Reviewing quarterly to assess whether the expectations of the borrower/guarantor and the externally supplied information on the market are aligned to determine if the previous assumptions are still valid or need to be adjusted to meet the expectations that we be fully repaid.

During this process, we also review the liquidity of any guarantors (the secondary source for continuance of the project) to determine if their liquidity will support any extension of the project due to slower than expected absorption (units leased or sold).  If the result of any of the determinations set forth above is negative, we consider the loan to be impaired, and it is included in our evaluation of the allowance for loan and lease losses. If a loan is determined to be impaired, the net realizable value of the loan is calculated by using a current (less than one year old) appraisal, and the shortfall is charged off. All partially charged-off loans become part of the calculation for the allowance for loan and lease losses.

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

Guarantors are required to provide us with copies of annual financial statements and tax returns, including all schedules. These financial statements and tax returns are analyzed using variables such as total debt obligation including contingent liabilities (an analysis of those contingent liabilities, the ability to service third party debt, and whether the cash that is left will support our loan), and a review of financial statements to determine living expenses. These results are part of a fifteen-month rolling projection of the borrower’s and the guarantor’s cash flow.  With respect to a potential problem loan, the rolling fifteen-month cash flow projection requires verification of all cash or liquid investments each quarter.  In addition, we require that these statements are generally current to within one year.

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

We continue to aggressively review our portfolio, contact customers to evaluate their financial situation and where necessary, work with them to find proactive solutions to help limit the number of loans that become delinquent or go into default. We believe that the remainder of 2014 will be challenging, with the volatility of key commodity prices continuing to impact the commercial and industrial, commercial real estate, and consumer credit segments. However, we also believe that we have the proper monitoring systems in place to recognize issues in an appropriate time frame and to minimize the effect on our financial results.

Goodwill

For information about goodwill, refer to “Note 5. Goodwill” to the financial statements appearing in Part I, Item 1, of this report.

Deposits

Total deposits increased 5.6%, or $719.2 million, from December 31, 2013 to September 30, 2014. Within this category, core deposits such as demand, interest-bearing demand, and savings increased 4.6%.

Time deposits less than $0.1 million increased 7.2%, or $152.6 million, from December 31, 2013 to September 30, 2014.  Time deposits greater than $0.1 million increased 8.5%, or $146.1 million, from December 31, 2013 to September 30, 2014.  For additional information about deposits, refer to “Note 6. Deposits” to the financial statements appearing in Part I, Item I, of this report.

Borrowings

Total short-term borrowings and long-term debt decreased $736.1 million, or 29.0%, from December 31, 2013 to September 30, 2014.  The decline is primarily due to a $600.0 million decrease in Federal Home Loan Bank short-term borrowings made possible by the increase in deposits, and not reinvesting the cash flows from the paydowns in the investment portfolio.

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

We funded these repayments from available cash.

Shareholders’ Equity

Total shareholders’ equity increased $33.7 million, or 1.2%, during the first nine months of 2014.  The primary components of the change were net income of $114.1 million, a $25.4 million positive adjustment to accumulated other comprehensive loss resulting from increased fair values of available for sale securities, partially offset by dividends paid to shareholders of $46.9 million, or $.25 per share, and the repurchase and retirement of common stock of $66.4 million.

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

The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital for institutions with over $15 billion in assets as of December 31, 2009.  An institution, such as Susquehanna, which had less than $15 billion in assets as of December 31, 2009, but that exceeded this threshold before January 1, 2014, the effective date of the New Capital Rules, will be permitted to continue to include these securities in Tier 1 capital, until the institution acquires another depository institution.

Based on an analysis of the New Capital Rules, management believes that we would be fully compliant with the revised standards as of September 30, 2014 if they had been effective on that date.

We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements.  The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management.  At September 30, 2014, the capital ratios of Susquehanna exceed the “well-capitalized” thresholds under current capital requirements as shown below.

Table 14
Susquehanna Capital Ratios

		Well-capitalized
	At September 30, 2014	Threshold
Tier 1 Common Ratio	10.86%	N/A
Leverage Ratio	9.61%	5.0%
Tier 1 Capital Ratio	11.92%	6.0%
Total Risk-based Capital Ratio	13.08%	10.0%

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

To this end, the Board has established a Risk Committee whose primary purpose is to exercise oversight of management’s identification of material risks facing the Company and the management and mitigation of these material risks by the management team.  The Risk Management Committee of the Board is responsible for the oversight over the enterprise risk management program.

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

Liquidity Risk

Company Liquidity

Our primary sources of liquidity at the parent holding company level are dividends from Susquehanna Bank, dividends from non-bank subsidiaries, investment income, proceeds from the sale of investments, and net proceeds from borrowings and capital offerings.  During the nine month periods ended September 30, 2014 and 2013, our primary uses of liquidity at the parent holding company level were the payment of interest to holders of notes and capital securities, the payment of dividends to common shareholders, the repurchase of our common stock, and operating expenses of the parent holding company. During the nine month periods ended September 30, 2014 and 2013, a total of 6.5 million and 8.3 thousand shares of common stock were repurchased at a cost of $66.9 million and $68.0 thousand, respectively.  There are certain restrictions on the payment of dividends by Susquehanna Bank.  At September 30, 2014, $48.2 million was available for dividend distribution to the parent holding company from its banking subsidiary.  During the nine month periods ended September 30, 2014 and 2013, Susquehanna Bank paid dividends to the parent holding company of $79.1 million per period, respectively.  Additional liquidity is available to us through equity or debt offerings.  The ability to execute these transactions could be affected by adverse credit ratings or market conditions.

Management is not aware of any events that are reasonably likely to have a material adverse effect on the parent holding company’s liquidity.

Bank Liquidity

Management believes the sources of liquidity at the Bank are sufficient to support our banking operations.

Susquehanna Bank’s primary sources of liquidity are deposit accounts, purchased funds, repurchase agreements, borrowings, and the sale, maturity, or call of investment securities. Susquehanna’s primary use of liquidity is the origination and purchase of loans; extension of credit; purchase of investment securities; management of working capital; and funding debt and capital service.  Deposits represented 88.3% and 83.5% of total bank funding as of September 30, 2014 and December 31, 2013, respectively.  Brokered deposits at September 30, 2014 and December 31, 2013 were $440.9 million and $566.8 million representing 3.2% and 4.4% of total deposits, respectively.  At September 30, 2014 and December 31, 2013, Susquehanna Bank had approximately $4.2 billion and $4.1 billion, respectively, available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and $3.2 billion and $2.5 billion, respectively, of additional borrowing capacity subject to the pledge of additional collateral.  Susquehanna Bank pledged certain auto leases, certain auto loans, certain commercial finance leases, and certain investment securities to the Federal Reserve’s Discount Window to obtain collateralized borrowing availability.  Susquehanna Bank had unused collateralized borrowing availability at the Federal Reserve’s Discount Window of $1.5 billion, at September 30, 2014 and December 31, 2013.

Susquehanna Bank had unrestricted investment securities with a market value of $0.8 billion and $1.0 billion for the periods ended September 30, 2014 and December 31, 2013, respectively.

The Board has designated a management Asset and Liability Committee (“ALCO”) to develop strategies, policies, and procedures to identify, measure, monitor, and control liquidity risk pursuant to its liquidity management policy.  The liquidity management policy is commensurate with the complexity, risk profile, and scope of operations of Susquehanna Bank and reflects its risk appetite, tolerances, key risk indicators, and reporting requirements that are deemed appropriate in order to operate in a safe and sound manner.  The liquidity management policy includes Susquehanna Bank’s contingency funding plan that assesses liquidity needs that may arise from certain stress events that are bank-specific, as well as the result of external factors.

Interest Rate Risk

We define interest rate risk as the risk to earnings and equity arising from the behavior of interest rates.  These behaviors include increases and decreases in interest rates as well as continuation of the current interest rate environment.  The Asset Liability & Interest Rate Risk Management Policy (the “ALM Policy”) provides a comprehensive management process for identifying, measuring, monitoring, and managing interest rate risk.  The ALM Policy is commensurate with the complexity, risk profile, and scope of operations and reflects the risk appetite, interest rate risk tolerances, and key risk indicators of the Company.  The Board has designated the ALCO, through the treasury group, to implement the ALM Policy and to develop strategies to manage interest rate risk.

Our interest rate risk principally consists of reprice, option, basis, and yield curve risk.   Reprice risk results from differences in the maturity or repricing characteristics of asset and liability portfolios. Option risk arises from embedded options in the investment and loan portfolios such as investment securities calls and loan prepay options.  Option risk also exists since deposit customers may withdraw funds at their discretion in response to general market conditions, competitive alternatives to existing accounts or other factors.  The exercise of such options may result in higher costs or lower revenue for the Company. Basis risk refers to the potential for changes in the underlying relationship between market rates or indices, which subsequently result in narrowing spreads on interest-earning assets and interest-bearing liabilities.  Basis risk also exists in administered rate liabilities, such as interest-bearing checking accounts, savings accounts and money market accounts where the price sensitivity of such products may vary relative to general markets rates.  Yield curve risk refers to the adverse consequences of nonparallel shifts in the yield curves of various market indices that impact our assets and liabilities.

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

We conduct scenario analyses across a range of instantaneous, parallel, and sustained interest rate shocks and measure the percent of change in earnings and equity relative to a base case scenario assuming no movement in interest rates.  The range of interest rate shocks includes upward and downward movements of rates through 400 basis points in 100 basis point increments, subject to market conditions that may render certain rate shocks impracticable.  For example, during the current period of ultra-low interest rates, downward interest rate shocks have been suspended.  The ALM Policy defines this series of scenario analysis as Core Scenarios.  The size and composition of the balance sheet is held constant for the Core Scenarios.  Measures of earnings at risk computed over a one-year time horizon and equity at risk produced from the Core Scenarios are defined as key risk indicators and are compared to risk tolerances established by the ALCO and the Board.

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

Simulation analysis involves the use of several assumptions including, but not limited to, the timing of cash flows such as investment security calls, loan prepayment speeds, deposit attrition rates, the interest rate sensitivity of loans and deposits relative to general market rates, and the behavior of interest rates and spreads.  Furthermore, equity at risk simulation uses assumptions regarding discount rates that value cash flows.  Simulation analysis is highly dependent on model assumptions that may vary from actual outcomes.  For example, higher levels of interest rate sensitivity of deposits to upward movements in interest rates may adversely impact net interest income.  Additionally, slower prepayment speeds of loans may adversely impact the economic value of equity in a rising interest rate environment.  Key simulation assumptions are subject to stress testing to assess the impact of assumption changes on earnings at risk and equity at risk.  We also use back-testing to assess the effectiveness of simulation analysis in identifying, measuring, monitoring, and managing interest rate risk.

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

Table 15 summarizes the results of the Core Scenarios for equity at risk and earnings at risk assuming instantaneous, parallel, and sustained upward interest rate shocks of 100 and 200 basis points at September 30, 2014 and December 31, 2013.  The results for equity at risk assuming a 200 basis point increase in interest rates produces a negative 1.2% change in equity while the results for earnings at risk assuming a 200 basis point increase in interest rates produces a positive 5.7% change in net interest income over a one-year time horizon.  Equity at risk and earnings at risk may not produce highly correlated results due to the fundamental nature of the two simulation techniques.  Equity at risk measures cash flows over time horizons that capture the interest rate characteristics of assets and liabilities that may change within one year and beyond one year.  In contrast, the calculation of earnings at risk is focused on the interest rate characteristics of assets and liabilities that may alter earnings within a one-year time horizon.

Table 15
Susquehanna Rate Shock Analysis

	Net Interest Income		Economic Value of Equity
	+100bp	+200bp	+100bp	+200bp
September 30, 2014	2.3%	5.7%	-0.7%	-1.2%
December 31, 2013	1.0%	3.7%	-1.5%	-2.7%
Risk-tolerance	-7.5%	-10.0%	-15.0%	-25.0%

Derivative Financial Instruments and Hedging Activities

Our interest rate risk management strategy involves hedging the repricing characteristics of certain assets and liabilities to mitigate adverse effects on our net interest margin and cash flows from changes in interest rates. While we do not participate in speculative derivatives trading, we consider it prudent to use certain derivative instruments to add stability to our interest income and expense, to modify the duration of specific assets and liabilities, and to manage our exposure to interest rate movements.

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

Vehicle Leasing Residual Value  Risk

In an effort to manage the vehicle residual value risk arising from the auto leasing business of Hann and our affiliate bank, Hann and the bank have entered into arrangements with Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) pursuant to which Hann or Susquehanna Bank, as applicable, effectively transferred to Auto Lenders substantially all residual value risk of its respective auto lease portfolio, and all residual value risk on any new leases originated over the term of the applicable agreement. Auto Lenders, is a long-standing used-vehicle remarketer with five retail locations in New Jersey and has access to various wholesale facilities throughout the country. Under these arrangements, Auto Lenders agrees to purchase the beneficial interest in all vehicles returned by the obligors at the scheduled expiration of the related leases for a purchase price equal to the stated residual value of such vehicles. Stated residual values of new leases are set in accordance with the standards approved in advance by Auto Lenders. Under a servicing agreement with Auto Lenders, Hann agrees to make monthly guaranty payments to Auto Lenders based upon a negotiated schedule covering a three-year period. At the end of each year, the servicing agreement may be renewed by the mutual agreement of the parties for an additional one-year term, beyond the current three-year term, subject to renegotiation of the payments. During the renewal process, we periodically evaluate the best remarketing and/or residual guarantee alternatives for Hann and our bank subsidiary.

Item 4. Controls and Procedures.

(a)       Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)       Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other Legal Proceedings and Investigations

Susquehanna and certain of its subsidiaries have been named as defendants in various legal actions arising out of the normal course of business, including claims against entities to which Susquehanna is a successor as a result of business combinations. In the opinion of management, the ultimate resolution of these lawsuits should not have a material adverse effect on Susquehanna’s business, consolidated financial position or results of operations. It is possible, however, that future developments could result in an unfavorable ultimate outcome for, or resolution of, any one or more of the lawsuits in which Susquehanna or its subsidiaries are defendants, which may be material to Susquehanna’s results of operations for a particular quarterly reporting period. Litigation is inherently uncertain, and management cannot make assurances that Susquehanna will prevail in any of these actions, nor can management reasonably estimate the amount of damages that Susquehanna might incur.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchase of Equity Securities

			Total Number of Shares Purchased as Part of Publically Announced Plans or Programs
				Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	Total Number of Shares Purchased
		Average Price Paid Per Share
Period

July 1, 2014 - July 31, 2014	585,081	$ 10.25	585,081	5,914,919
August 1, 2014 - August 31, 2014	3,811,835	$ 10.25	3,811,835	2,103,084
September 1, 2014 - September 30, 2014	2,064,917	$ 10.32	2,064,917	38,167
Total	6,461,833	$ 10.27	6,461,833

On July 16, 2014, Susquehanna’s Board of Directors authorized the repurchase of 6,500,000 shares of its outstanding common stock through December 31, 2014. As of September 30, 2014, there were 38,167 authorized shares remaining in the program, which were repurchased on October 1, 2014, completing the program. The timing and amount of any share repurchases under the share repurchase authorization is determined by management based on market conditions and other considerations, and such repurchases may be effected in the open market, through negotiated transactions, or through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The repurchase program may be discontinued at any time.

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

                                                                                           SUSQUEHANNA BANCSHARES, INC.

November 7, 2014                                                          /s/ William J. Reuter                                                                                                                                                                                           William J. Reuter

                                                                                            Chairman of the Board and Chief Executive Officer

November 7, 2014                                                          /s/ Michael W. Harrington                                                                                                                                                                                                 Michael W. Harrington

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