Form 10-K
period 2014-12-31
SUSQUEHANNA BANCSHARES INC
filed 2015-02-26
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,960,232,863 as of June 30, 2014, based upon the closing price quoted on the Nasdaq Global Select Market for such date. Shares of common stock held by each executive officer and director have been excluded because such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes. The number of shares issued and outstanding of the registrant’s common stock as of February 13, 2015, was 182,126,825.

SUSQUEHANNA BANCSHARES, INC.

Unless the context otherwise requires, the terms “Susquehanna,” “we,” “us,” and “our” refer to Susquehanna Bancshares, Inc. and its subsidiaries.

PART I

Forward-Looking Statements.

We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Annual Report on Form 10-K, contain “forward-looking statements,” for which we claim the protection of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These include statements pertaining to our expectations regarding the planned merger of Susquehanna with and into BB&T Corporation (“BB&T”), with BB&T surviving the merger as the surviving corporation (the “Merger”); future business plans; regulatory capital and capital resources generally; management; general economic conditions; the impact of new regulations on our business; accounting policies and estimates; our potential exposures to various types of market risks, such as interest rate risk and credit risk; whether our allowance for loan and lease losses is appropriate to meet probable loan and lease losses; our ability to evaluate loan collateral and guarantors; our ability to achieve loan growth; our ability to maintain sufficient liquidity; our ability to manage credit quality; and our ability to achieve our 2015 operating and financial goals. Forward-looking statements are often accompanied by, and identified with, terms such as “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective,” “will,” “would,” “should,” “could,” or “may,” and similar expressions or variations on such expressions. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market-risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from estimates. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	our ability to obtain regulatory approvals and meet other closing conditions to the Merger, including approval by Susquehanna shareholders on the expected terms and schedule;

•	delay in closing the Merger;

•	difficulties and delays in integrating Susquehanna’s businesses with those of BB&T or fully realizing cost savings and other benefits of the Merger;

•	business disruption following the Merger;

•	interest rate fluctuations could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	adverse changes in our loan and lease portfolio and the resulting credit-risk-related losses and expenses;

•	decreases in our loan and lease origination volume;

•	our ability to make accurate assumptions and judgments about the collectability of our loan and lease portfolio, including the creditworthiness of our borrowers, guarantors, and lessees, and the value of the assets securing the loans;

•	adverse changes in regional real estate values;

•	adverse international, national, and regional economic and business conditions;

•	changes in consumer confidence, spending and savings habits impacting our bank and non-bank financial products and services;

•	impairment of our goodwill or other assets;

•	our ability to recruit and retain executive officers and other key employees;

•	our ability to continue to grow our business internally;

•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial products and services that may affect our profitability;

•	our ability to hedge certain market risks effectively and economically;

•	our ability to effectively implement technology-driven products and services;

•	costs of compliance with and impact of laws and regulatory requirements of federal and state agencies;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could adversely impact our business and financial performance and restrict growth;

•	cyber-security risks impacting us or our vendors, including “denial of service,” “hacking” and “identity theft,” that could adversely affect our business and financial performance, or our reputation;

•	operational risks, such as the risk of loss resulting from human error, inadequate or failed internal processes and systems, outsourcing arrangements, compliance and legal risk and external events;

•	the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board;

•	the effects of and changes in the rate of FDIC premiums; and

•	our success in managing the risks involved in the foregoing.

We encourage readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Forward-looking statements speak only as of the date they are made. We do not intend to update publicly any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made.

Important Additional Information and Where to Find It

In connection with the Merger, BB&T has filed with the SEC a Registration Statement on Form S-4 that includes a Proxy Statement of Susquehanna and a Prospectus of BB&T (the “Proxy Statement/Prospectus”), as well as other relevant documents concerning the proposed transaction. The S-4 has been declared effective and the Proxy Statement has been mailed to shareholders of Susquehanna. SHAREHOLDERS OF SUSQUEHANNA ARE URGED TO READ THE REGISTRATION STATEMENT AND THE PROXY STATEMENT/PROSPECTUS REGARDING THE MERGER AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THOSE DOCUMENTS, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION.

A free copy of the Proxy Statement/Prospectus, as well as other filings containing information about BB&T and Susquehanna, may be obtained at the SEC’s Internet site (http://www.sec.gov). You may also obtain these documents, free of charge, from BB&T at www.bbt.com under the heading “About” and then under the heading “Investor Relations” and then under “BB&T Corporation SEC Filings” or from Susquehanna by accessing Susquehanna’s website at www.susquehanna.net under the heading “Investor Relations” and then under “SEC Filings”. Copies of the Proxy Statement/Prospectus can also be obtained, free of charge, by directing a request to BB&T Corporation, 150 South Stratford Road, Suite 300, Winston-Salem, North Carolina 27104, Attention: Shareholder Services, Telephone: (336) 733-3065 or to Susquehanna Bancshares, Inc., 26 North Cedar Street, Lititz, Pennsylvania 17543, Attention: Investor Relations, Telephone: (717) 626-9801.

Susquehanna and certain of its directors and executive officers may be deemed to be participants in the solicitation of proxies from the shareholders of Susquehanna in connection with the proposed merger. Information about the directors and executive officers of Susquehanna and their ownership of Susquehanna common stock is set forth in the proxy statement for Susquehanna’s 2014 annual meeting of shareholders, as filed with the SEC on Schedule 14A on March 21, 2014. Additional information regarding the interests of those participants and other persons who may be deemed participants in the transaction may be obtained by reading the Proxy Statement/Prospectus regarding the Merger. Free copies of this document may be obtained as described in the preceding paragraph.

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

Susquehanna conducts its business operations primarily through its commercial bank subsidiary, Susquehanna Bank, and other subsidiaries in the mid-Atlantic region to provide a wide range of retail and commercial banking and financial products and services. In addition to Susquehanna Bank, we operate a trust and investment company, an asset management company, an investment advisory and brokerage firm, a property and casualty insurance brokerage company, and a vehicle leasing company. Our only reportable segment is community banking, and all services offered by us relates to community banking. As of December 31, 2014, we had total assets of approximately $18.7 billion, consolidated net loans and leases of $13.5 billion, deposits of $13.7 billion, and shareholders’ equity of $2.8 billion.

The following table sets forth information, for the year ended December 31, 2014, regarding our bank subsidiary and each of our non-bank subsidiaries that had annual revenues in excess of $5.0 million:

Table 1

Susquehanna Bancshares, Inc. Subsidiaries

(Dollars in thousands)

Subsidiary	Assets	Percent of Total
Bank Subsidiary:
Susquehanna Bank	$18,527,100	99.3%
Non-Bank Subsidiaries:
Valley Forge Asset Management LLC	38,145	0.2
Stratton Management Company	86,416	0.5
Boston Service Company, Inc. (t/a Hann Financial Services Corp.)	246,326	1.3
The Addis Group, LLC	45,232	0.2
Consolidation adjustments and other non-bank subsidiaries	(281,829)	(1.5)

Total	$18,661,390	100.0%

We manage our business activities using financial objectives determined and evaluated on a consolidated basis that emphasize loan quality, balance sheet liquidity, and earnings stability. Consistent with this approach, we emphasize a loan portfolio derived from our local markets. In addition, we focus on avoiding a concentration of any portion of our business on a single customer or limited group of customers or a substantial portion of our loans or investments concentrated within a single industry or a group of related industries.

As of December 31, 2014, our total loans and leases (net of unearned income) in dollars and by percentage were as follows:

Table 2

Loans and Leases

(Dollars in thousands)

Commercial, financial and agricultural	$2,430,532	18.0%
Real estate – construction	788,261	5.8
Real estate secured – residential	4,194,738	31.0
Real estate secured – commercial	3,991,379	29.5
Consumer	752,975	5.6
Leases	1,359,997	10.1

Total loans and leases	$13,517,882	100.0%

As of December 31, 2014, core deposits funded 72.4% of our lending.

Proposed Merger with BB&T Corporation

On November 11, 2014 Susquehanna and BB&T entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which BB&T will acquire Susquehanna in a stock and cash transaction. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Susquehanna will merge with and into BB&T (the “Merger”), with BB&T as the surviving corporation in the Merger. Immediately following the Merger, Susquehanna’s wholly owned subsidiary, Susquehanna Bank, will merge with and into BB&T’s wholly owned bank subsidiary, Branch Banking and Trust Company (the “Bank Merger”), with Branch Banking and Trust Company as the surviving corporation in the Bank Merger. The Merger Agreement was unanimously approved by the Board of Directors of each of BB&T and Susquehanna.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Susquehanna shareholders will have the right to receive (i) 0.253 shares (the “Exchange Ratio”) of BB&T common stock, par value $5.00 per share, and (ii) $4.05 in cash, for each share of Susquehanna common stock, par value $2.00 per share.

At the Effective Time, each option granted by Susquehanna to purchase shares of Susquehanna common stock will fully vest and will be converted into an option to purchase BB&T common stock on the same terms and conditions as were applicable prior to the Merger, subject to adjustment of the exercise price and the number of shares of BB&T common stock issuable upon exercise of such option based on the sum of (a) the Exchange Ratio and (b) $4.05 divided by the average closing price of BB&T common stock on the New York Stock Exchange for the five trading days ending the day prior to the Effective Time. At the Effective Time, subject to the terms and conditions of the Merger Agreement, each Susquehanna restricted stock award and restricted stock unit award will fully vest (with any performance-based vesting conditions to which restricted stock unit awards are subject deemed satisfied (with respect to any conditions based on the achievement of a profit trigger) and deemed satisfied at the greater of actual performance and target (with respect to any conditions based on a specified level of performance)) and will be converted into the right to receive an amount in cash equal to the product of (a) the number of shares of Susquehanna common stock underlying such award multiplied by (b) the sum of $4.05 plus the product of the Exchange Ratio multiplied by the average closing price of BB&T common stock on the New York Stock Exchange for the five trading days ending the day prior to the Effective Time.

The Merger Agreement also provides, among other things, that at or promptly following the Effective Time, William J. Reuter, the current Chairman and Chief Executive Officer of Susquehanna, and Christine Sears, a current director of Susquehanna, will be appointed as directors of BB&T, subject to the policies of BB&T generally applicable to its board of directors, including its Corporate Governance Guidelines and the Director Resignation Policy set forth therein.

The Merger Agreement contains customary representations and warranties from both BB&T and Susquehanna, and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and the Effective Time and, in the case of Susquehanna, its obligation, subject to certain exceptions, to recommend that its shareholders adopt the Merger Agreement and its non-solicitation obligations relating to alternative acquisition proposals.

The completion of the Merger is subject to customary conditions, including, among others, (1) the adoption of the Merger Agreement by Susquehanna’s shareholders, (2) authorization for listing on the New York Stock Exchange of the shares of BB&T common stock to be issued in the Merger, (3) the effectiveness of the registration statement on Form S-4 for the BB&T common stock to be issued in the Merger, (4) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or the Bank Merger or making the consummation of the Merger illegal and (5) the receipt of required regulatory approvals, including the approval of the Federal Reserve Board and the Federal Deposit Insurance Corporation. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Merger Agreement and (iii) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Merger Agreement provides certain termination rights for both BB&T and Susquehanna and further provides that a termination fee of $85 million will be payable by Susquehanna to BB&T upon termination of the Merger Agreement under certain circumstances.

Susquehanna has scheduled a special meeting of Susquehanna shareholders to be held on Friday, March 13, 2015, at 4:00 p.m. local time, at the Susquehanna Learning and Resource Center, 3840 Hempland Road, Mountville, PA 17554, to consider and vote upon the following matters: (i) a proposal to approve the Merger Agreement, (ii) a proposal to approve, by advisory (non-binding) vote, certain compensation arrangements for Susquehanna’s named executive officers in connection with the Merger, and (iii) a proposal for adjournment of the special meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the special meeting to approve the Merger Agreement.

For additional information about the Merger Agreement with BB&T, see the Proxy Statement.

Products and Services

Our Bank Subsidiary. Our commercial bank subsidiary, Susquehanna Bank, is a Pennsylvania state-chartered commercial bank that operated 245 banking offices as of December 31, 2014. It provides a wide range of retail banking services, including checking, savings and club accounts, check cards, debit cards, money market accounts, certificates of deposit, individual retirement accounts, home equity lines of credit, residential mortgage loans, home improvement loans, automobile loans, personal loans, and internet and mobile banking services. It also provides an extensive selection of commercial banking services, including business checking accounts, cash management services, money market accounts, land acquisition and development loans, commercial loans, floor plan, equipment and working capital lines of credit, small business loans, and internet banking services. We provide our bank subsidiary guidance in the areas of credit policy and administration, risk assessment, investment advisory administration, strategic planning, investment portfolio management, asset liability management, liquidity management and other financial, administrative and control services.

Our Non-bank Subsidiaries. Our non-bank subsidiaries offer a variety of financial services to complement our core banking operations, broaden our customer base, and diversify our revenue sources. Our objective is to offer our customers a broad array of products and services to meet all their financial needs. The Addis Group, LLC provides commercial, property and casualty insurance, and risk management programs for medium and large sized companies. Valley Forge Asset Management LLC offers investment advisory, asset management and brokerage services for institutional and high net worth individual clients, and retirement planning services. Stratton Management Company manages mutual funds and provides investment management services to institutions, pensions, endowments and high net worth individuals. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) provides comprehensive consumer vehicle financing services.

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

Our senior management team uses the input and feedback from our regional leadership teams to evaluate, and develop strategies.

Our Non-bank Subsidiaries. Valley Forge Asset Management LLC is licensed to do business in a majority of states throughout the United States. Stratton Management Company is licensed to do business in approximately one third of the states throughout the United States. The Addis Group, LLC operates primarily in southeastern Pennsylvania, southern New Jersey, and northern Delaware. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) operates primarily in New York, New Jersey, eastern Pennsylvania, and Connecticut.

Employees

As of December 31, 2014, we had 3,291 full-time and 129 part-time employees.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted in 2010, has substantially increased regulatory oversight and enforcement in recent years, and has imposed additional costs and risks on the operations of financial holding companies and banks. These regulatory trends have negatively affected the business and consolidated results of operations for such entities.

As a result of the Dodd-Frank Act and other state and federal legislation and rulemaking, as well as the increase in supervisory burden, consolidation in the industry is expected to continue.

Our Strategy

We manage our business for sustained long-term growth and profitability, with an objective to be a high performing financial services company. This growth is supported by our core business strategy of leveraging the product and service offerings, balance sheet strength and risk management structure of a regional financial services company through a customer-focused “community bank” delivery model, highlighted by a regional leadership structure that empowers local community bankers with the decision-making authority required to build enduring relationships with customers. This strategy is aligned with and supports our mission, “to help customers achieve their financial goals, to deliver a superior return for shareholders, and help to build the economic strength of our communities.”

Pending the closing of the Merger, we intend to continue to adhere to our strategy while operating in the ordinary course of business as required by the Merger Agreement.

Mergers and Acquisitions

From time to time, we evaluate possible acquisitions of other banks, and may also seek to enter businesses closely related to banking or that are financial in nature, or to acquire existing companies already engaged in such activities, including investment advisory services and insurance brokerage services. Any acquisition by us may require notice to or approval of the Federal Reserve Board, the Pennsylvania Department of Banking, other regulatory agencies and, in some instances, our shareholders. We apply a disciplined approach to considering acquisition opportunities, with a primary focus on building long-term shareholder value and advancing our mission and strategic objectives. In this regard, we generally consider, as a guideline, specific financial criteria, including whether the proposed transaction would be accretive to earnings per share in the first year after completion, provide for restoration of any tangible book value dilution in fewer than five years, result in an internal rate of return of 15% or better and be more beneficial to our shareholders than repurchasing our stock. While any such acquisition may occur in any market area, the areas that are currently of interest to us for potential bank acquisitions are contiguous markets to the south of our current market area, and market areas that would fill gaps in the markets we presently serve. We currently have no formal commitments with respect to the acquisition of any entities and we are prohibited from making material acquisitions under the Merger Agreement without BB&T’s express consent.

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

Susquehanna Bank is also subject to regulation and supervision. It is a Pennsylvania state-chartered commercial bank and trust company subject to regulation and periodic examination primarily by the Pennsylvania Department of Banking and Securities, the Federal Reserve Board, and to a lesser extent by the Federal Deposit Insurance Corporation (“FDIC”). The bank is also examined by, and subject to the enforcement authority of, the Consumer Financial Protection Bureau (“CFPB”) as to its compliance with consumer financial laws and regulations.

The following discussion is a summary description of the extensive regulatory framework applicable to Susquehanna and Susquehanna Bank, and is not intended to be a comprehensive review of all financial services laws and regulations that apply to us. In addition, proposals to change laws and regulations governing the banking industry are often introduced in the U.S. Congress, in state legislatures and before the various bank regulatory agencies. Of note, certain rulemakings of the Dodd-Frank Act are still being finalized and may affect our future financial condition and results of operations. Certain of the final rules issued under the Dodd-Frank Act, such as the new mortgage servicing rules discussed below, will increase our legal and compliance costs. Also, as discussed below, we are currently conducting stress testing required under the Dodd-Frank Act, the results of which must be reported to bank regulators in March 2014 and to the public starting in June 2015. This stress testing, together with enhanced regulatory capital requirements adopted by the federal banking agencies in July 2013 could require us to hold more capital or cease or reduce certain activities that could reduce our profitability. The timing and likelihood of any future changes and their potential impact on Susquehanna are impossible to predict with any certainty. Further, a change in applicable laws or regulations, or a change in the interpretation of such laws or regulations, could have a material impact on our business, operations, and earnings. The following briefly describes the significant state and federal laws to which we are currently subject; however, such descriptions are qualified in their entirety by reference to the particular statutory or regulatory provisions.

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

Federal Regulation and Supervision

Consistent with the requirements of the Bank Holding Company Act, our only lines of business in 2014 consisted of providing our customers with banking, trust and other financial products and services. These included commercial banking through Susquehanna Bank, trust and related services through Susquehanna Trust & Investment Company, consumer vehicle financing through Boston Service Company, Inc. (t/a Hann Financial Service Corp.), investment advisory, asset management, retirement plan consulting and brokerage services through Valley Forge Asset Management LLC and Stratton Management Company, and property and casualty insurance brokerage services through The Addis Group, LLC. Of these activities, banking activities accounted for 91% of our gross revenues in both 2014 and 2013.

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

In May 2012, the federal banking agencies issued final supervisory guidance for stress testing practices applicable to banking organizations with more than $10 billion in total consolidated assets, such as us and our subsidiary bank, which became effective on July 23, 2012. This guidance outlines general principles for a satisfactory stress-testing framework and describes various stress testing approaches and how stress testing should be used at various levels within an organization. Subsequently, the Federal Reserve Board published final rules that became effective on November 12, 2012, that implement the Dodd-Frank Act requirement for annual company-run stress tests for banking organizations with total consolidated assets over $10 billion. In March 2014, the Federal Reserve Board issued additional guidance regarding supervisory expectations for stress testing by banking organizations with total consolidated assets over $10 billion but less than $50 billion. For affected banking companies with less than $50 billion of consolidated assets, the stress testing requirements became effective in September 2013. Susquehanna and our bank subsidiary completed their first stress tests in March 2014 and reported the results to the Federal Reserve Board. The Federal Reserve Board may issue further guidance regarding or modifications to stress testing requirements that could cause us to be required to hold more capital or cease or reduce certain activities that could reduce our profitability.

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

If we or our subsidiary bank are either not well-capitalized or not well-managed, we or the subsidiary must promptly notify the Federal Reserve Board. Until compliance is restored, the Federal Reserve Board has broad discretion to impose appropriate limitations on the FHC’s activities. If compliance is not restored within 180 days, the Board may ultimately require the FHC to divest its depository institutions or in the alternative, to discontinue or divest any activities that are permitted only to non-FHC bank holding companies.

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

Capital Adequacy. Under the risk-based capital requirements applicable to us during 2014, we were required to maintain a ratio of total capital to risk-weighted assets (including the asset equivalent of certain off-balance sheet activities such as acceptances and letters of credit) of not less than 8% (10% in order to be considered “well-capitalized”). At least 4% of the total capital (6% to be well-capitalized) must be composed of common stock, related surplus, retained earnings, qualifying perpetual preferred stock and minority interests in the equity accounts of certain consolidated subsidiaries, after deducting goodwill and certain other intangibles (“Tier 1 capital”). The remainder of total capital (“Tier 2 capital”) may consist of certain perpetual debt securities, mandatory convertible debt securities, hybrid capital instruments and limited amounts of subordinated debt, qualifying preferred stock, allowance for loan and lease losses, allowance for credit losses on off-balance-sheet credit exposures, and unrealized gains on equity securities.

At December 31, 2014, our Tier 1 capital and total capital (i.e., Tier 1 plus Tier 2) ratios were 12.0% and 13.2%, respectively. At December 31, 2013, our Tier 1 capital and total capital ratios were 11.7% and 13.0%, respectively.

The Federal Reserve Board has also established minimum leverage ratio guidelines for bank holding companies. These guidelines mandate a minimum leverage ratio of Tier 1 capital to adjusted quarterly average total assets less certain amounts (“leverage amounts”) equal to 3% for bank holding companies meeting certain criteria (including those having the highest regulatory rating). All other banking organizations are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of at least 100 basis points and in some cases more. The Federal Reserve Board’s guidelines also provide that bank holding companies experiencing internal growth or making acquisitions are expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible Tier 1 leverage ratio” (i.e., after deducting all intangibles) in evaluating proposals for expansion or new activities. The Federal Reserve Board has not advised us of any specific minimum leverage ratio applicable to us. At December 31, 2014 and 2013, our leverage ratios were 9.6%.

Susquehanna Bank is subject to similar capital standards promulgated by the Federal Reserve Board. The Federal Reserve Board has not advised the bank of any specific minimum leverage ratios applicable to it.

New Capital Rules Applicable in 2015. The Federal Reserve Board and other federal banking agencies approved final capital rules (“New Capital Rules”) in July 2013 that substantially amend the existing capital rules for bank holding companies and banks. These new rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act.

The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including Susquehanna and Susquehanna Bank, as compared to the former U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach. The New Capital Rules became effective for Susquehanna and Susquehanna Bank on January 1, 2015, subject to phase-in periods for certain components and other provisions.

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

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 are as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The New Capital Rules also introduce a new “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and discretionary bonuses to executive officers based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the capital standards applicable to the Susquehanna and Susquehanna Bank will include an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

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

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the available-for-sale portfolio) under Accounting Principles Generally Accepted in the United States (“U.S. GAAP” or “GAAP”) are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including Susquehanna, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of Susquehanna’s periodic regulatory reports in the beginning of 2015. We intend to exercise a one-time irrevocable option to exclude certain components of AOCI.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and are being phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

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

We believe that Susquehanna and Susquehanna Bank are compliant with the New Capital Rules as of January 1, 2015.

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

A banking institution that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the banking institution’s holding company guarantees the plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. As of December 31, 2014 and 2013, Susquehanna Bank exceeded the required capital ratios for classification as “well capitalized.”

Under the banking agencies’ new regulatory capital requirements, the prompt corrective action rules, have been modified to include a CET 1 to risk-weighted assets ratio and to increase certain other capital requirements for the various thresholds. For example, the requirements for the bank to be considered well-capitalized under the rules are a 5.0% Tier 1 leverage ratio, a 6.5% CET 1 to risk-weighted assets ratio, an 8.0% Tier 1 capital to risk-weighted assets ratio and a 10.0% total capital to risk-weighted assets ratio. To be adequately capitalized, those ratios are 4.0%, 4.5%. 6.0% and 8.0%, respectively.

Federal Deposit Insurance. The increases in deposit insurance described above under “Federal Financial Regulatory Reform,” the FDIC’s expanded authority to increase insurance premiums, as well as the recent increase in the number of bank failures, is expected to result in an increase in deposit insurance assessments for all banks, including Susquehanna Bank. The FDIC, absent extraordinary circumstances, is required by the Dodd-Frank Act to return the insurance reserve ratio to a 1.35% ratio no later than September 30, 2020. Following seven quarters of decline, the Deposit Insurance Fund became positive in the second quarter of 2011, with reported balances of $51.1 billion at June 30, 2014. FDIC staff projects that the insurance reserve ratio will reach 1.15% in 2019. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with total consolidated assets of less than $10 billion of increasing the reserve ratio from 1.15% to 1.35%. FDIC staff intends to present a proposed rule to the FDIC Board of Directors to implement this requirement when the deposit insurance reserve ratio is closer to 1.15%.

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

Regulation of Non-bank Subsidiaries. In addition to Susquehanna Trust & Investment Company, we have other primary non-bank subsidiaries whose activities subject them to licensing and regulation. Boston Service Company, Inc. (t/a Hann Financial Service Corp.) is organized under the laws of New Jersey. It is regulated by Connecticut and Rhode Island as a motor vehicle leasing company, by Delaware as a finance or small loan agency and a motor vehicle lessor, and by New Jersey and Pennsylvania as a sales finance company. In October 2014, the CFPB issued a proposed rule that would define “larger participants” in the auto financing market, bringing those “larger participants” under the CFPB’s supervisory authority. Depending on the final rule, our Hann subsidiary may be subject to CFPB supervision and enforcement authority. Valley Forge Asset Management LLC is organized under the laws of Pennsylvania. It is registered with the SEC as an investment advisor and broker dealer and is a member of the Financial Industry Regulatory Authority (“FINRA”). It is licensed to do business as a broker dealer in 28 states and as an investment advisor in 26 states. In addition, VFAM also carries an insurance license with 7 states. Stratton Management Company is registered as an investment advisor with the SEC and makes Notice filings with 17 states in which the firm has clients. The Addis Group, LLC is organized under the laws of Pennsylvania. It is licensed with the Pennsylvania Insurance Commissioner and the insurance commissioners of 47 other states. As a result of changes contained in the Dodd-Frank Act, the Federal Reserve Board may examine any subsidiary of a bank holding company.

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

Executive Officers of the Registrant*

As of February 1, 2015, the executive officers of Susquehanna, their ages and their positions with Susquehanna, are set forth in the following table:

Name	Age	Title
William J. Reuter	65	Chairman of the Board and Chief Executive Officer
Gregory A. Duncan	59	President
Michael W. Harrington	51	Executive Vice President and Chief Financial Officer and Treasurer
Beverly A. Wise	55	Executive Vice President and Chief Human Resources Officer
Michael M. Quick	66	Executive Vice President and Chief Corporate Credit Officer
Carl D. Lundblad	44	Executive Vice President, Chief Legal and Administrative Officer
Kevin J. Burns	45	Executive Vice President and Chief Risk Officer

*	Mr. Andrew S. Samuel served as Susquehanna’s President until his resignation effective October 10, 2014.

William J. Reuter, Chairman of the Board and Chief Executive Officer, joined Susquehanna in 1989 and has held multiple positions with the organization since then. He has been a Director of Susquehanna since 1999 and became Chairman in May 2002. He has been Chief Executive Officer since May 2001, and also served as President from January 2000 until June 2008. Mr. Reuter serves as a director of several of Susquehanna’s subsidiaries, including as Chairman of the Board of Susquehanna Bank and Valley Forge Asset Management LLC. He also serves on the boards of Boston Service Company, Inc. (t/a Hann Financial Service Corp.), The Addis Group, LLC, Stratton Management Company, and Semper Trust Company. Prior to joining Susquehanna, Mr. Reuter served in various officer positions at other financial institutions including Equitable Trust Company and Farmers and Merchants Bank.

Gregory A. Duncan, President, rejoined Susquehanna in January 2011, serving as Executive Vice President and Chief Operating Officer prior to his appointment as President effective October 10, 2014. From September 2009 to August 2010, he served as Executive Vice President and Chief Operating Officer of First Interstate Bancsystem, Inc. and served as its Chief Banking Officer from May 2008 to September 2009. From October 2005 until joining First Interstate Bancsystem, Inc. in May 2008, Mr. Duncan served as President and Chief Executive Officer of Susquehanna Bank PA. Previously Mr. Duncan served in a number of leadership roles with Susquehanna or its subsidiaries from 1987 through 2008.

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

Beverly A. Wise, Executive Vice President and Chief Human Resources Officer, joined Susquehanna in November 2012. Ms. Wise served as Senior Vice President, Chief Human Resources Officer from November 2012 to January 2014, and as Executive Vice President, Chief Human Resources Officer from January 2014 to January 2015. From January 1985 to November 2012, Ms. Wise served in various Human Resources and senior leadership positions of several financial and non-financial institutions, including Fulton Financial Corporation, Sterling Financial Corporation, Warfel Construction Company, and Highmark, Inc.

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

Kevin J. Burns, Executive Vice President and Chief Risk Officer, joined Susquehanna in January 2014. From May 2008 through December 2013, Mr. Burns served in Governance, Regulatory and Risk Management, Financial Services Industry – Banking, at Deloitte & Touche LLP, a national public accounting firm. From September 1999 through May 2008, Mr. Burns served in various Risk Management positions of several financial institutions including Bank of America Corporation, LaSalle Bank Corporation, JP Morgan Chase Corporation, NA, and Bank One Corporation.

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

Item 1A. Risk Factors

RISK FACTORS RELATING TO THE MERGER

Susquehanna will be subject to business uncertainties while the Merger is pending, which could adversely affect its business.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on Susquehanna, and, consequently, the surviving corporation. These uncertainties may impair Susquehanna’s ability to attract, retain and motivate key personnel until the Merger is consummated and for a period of time thereafter, and could cause customers and others that deal with Susquehanna to seek to change their existing business relationships with Susquehanna. Employee retention at Susquehanna may be particularly challenging during the pendency of the Merger, as employees may experience uncertainty about their roles with the surviving corporation following the Merger. In addition, the Merger Agreement restricts Susquehanna from making certain acquisitions and taking other specified actions without the consent of BB&T, and generally requires Susquehanna to continue its operations in the ordinary course, until the Merger closes. These restrictions may prevent Susquehanna from pursuing attractive business opportunities that may arise prior to the completion of the Merger. See the Proxy Statement/Prospectus for a description of the restrictive covenants to which Susquehanna is subject.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include: the approval of the Merger proposal by Susquehanna shareholders, the receipt of all required regulatory approvals and expiration or termination of all statutory waiting periods in respect thereof, the accuracy of representations and warranties under the Merger Agreement (subject to the materiality standards set forth in the Merger Agreement), BB&T’s and Susquehanna’s performance of their respective obligations under the Merger Agreement in all material respects and each of BB&T’s and Susquehanna’s receipt of a tax opinion to the effect that the Merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Code. These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed.

In addition, if the Merger is not completed by November 11, 2015, either BB&T or Susquehanna may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after shareholder approval. In addition, BB&T and Susquehanna may elect to terminate the Merger Agreement in certain other circumstances. If the Merger Agreement is terminated under certain circumstances, Susquehanna may be required to pay a termination fee of $85 million to BB&T. See the Proxy Statement/Prospectus for a further description of these circumstances.

Failure to complete the Merger could negatively impact the stock price and the future business and financial results of Susquehanna.

If the Merger is not completed for any reason, including as a result of Susquehanna shareholders declining to approve the Merger Agreement, the ongoing business of Susquehanna may be adversely affected and, without realizing any of the benefits of having completed the Merger, Susquehanna would be subject to a number of risks, including the following:

•	Susquehanna may experience negative reactions from the financial markets, including negative impacts on its stock price;

•	Susquehanna may experience negative reactions from its customers, vendors and employees;

•	Susquehanna will have incurred substantial expenses and will be required to pay certain costs relating to the Merger, whether or not the Merger is completed;

•	the Merger Agreement places certain restrictions on the conduct of Susquehanna’s businesses prior to completion of the Merger. Such restrictions, the waiver of which is subject to the consent of BB&T (not to be unreasonably withheld), may prevent Susquehanna from making certain acquisitions or taking certain other specified actions during the pendency of the Merger (see the Proxy Statement/Prospectus for a description of the restrictive covenants applicable to Susquehanna); and

•	matters relating to Merger (including integration planning) will require substantial commitments of time and resources by Susquehanna management, which would otherwise have been devoted to other opportunities that may have been beneficial to Susquehanna as an independent company.

In addition to the above risks, if the Merger Agreement is terminated and Susquehanna’s board of directors seeks another merger or business combination, Susquehanna shareholders cannot be certain that Susquehanna will be able to find a party willing to offer equivalent or more attractive consideration than the consideration BB&T has agreed to provide in the Merger. If the Merger Agreement is terminated under certain circumstances, Susquehanna may be required to pay a termination fee of $85 million to BB&T. See the Proxy Statement/Prospectus for additional information.

Because the market price of BB&T common stock may fluctuate, shareholders cannot be certain of the precise value of the stock portion of the merger consideration they may receive in the Merger.

At the time the Merger is completed, each issued and outstanding share of Susquehanna common stock (other than shares held by Susquehanna or BB&T (with certain limited exceptions), shares held in treasury by Susquehanna and shares in respect to unvested Susquehanna restricted stock awards or restricted stock unit awards) will be converted into the right to receive consideration in the form of a combination of BB&T common stock and cash.

There will be a time lapse between each of the date of the Proxy Statement/Prospectus, the date on which Susquehanna shareholders vote to approve the Merger Agreement at the special meeting and the date on which Susquehanna shareholders entitled to receive shares of BB&T common stock actually receive such shares. The market value of BB&T common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in BB&T’s businesses, operations and prospects, and regulatory considerations. Many of these factors are outside of the control of Susquehanna and BB&T. Consequently, at the time Susquehanna shareholders must decide whether to approve the Merger Agreement, they will not know the actual market value of the shares of BB&T common stock they will receive when the Merger is completed. The actual value of the shares of BB&T common stock received by Susquehanna shareholders will depend on the market value of shares of BB&T common stock on that date. This market value may be less or more than the value used to determine the Exchange Ratio.

Litigation relating to the Merger could require us to incur significant costs and suffer management distraction, as well as delay and/or enjoin the Merger.

Nine individuals claiming to be shareholders of Susquehanna have made seven separate demands under Pennsylvania law on Susquehanna’s board of directors, requesting the board to remedy alleged failures to engage in an independent and fair process in connection with the Merger. Eight of these individuals have filed six separate purported shareholder class action and derivative lawsuits challenging Susquehanna’s pending merger with BB&T, and alleging, among other things, that Susquehanna’s directors failed to fulfill their fiduciary duties with regard to the Merger. Certain of the complaints also allege that the preliminary Form S-4 filed by BB&T on December 15, 2014 provides inadequate and/or materially misleading information. The plaintiffs seek, among other things, injunctive relief to prevent the consummation of Susquehanna’s merger with BB&T or, in the event the Merger is consummated, monetary damages. On December 30, 2014, Plaintiffs Wayne Waldeck and Linda and Wade Burkholder filed a motion seeking to consolidate their actions and any other related shareholder actions under the caption In re Susquehanna Bancshares, Inc. Stockholder Litigation, No. CI-14-10817 and to appoint interim co-lead plaintiffs’ counsel. The Court granted that motion on January 26, 2015.

On February 25, 2015, the defendants entered into a memorandum of understanding with the plaintiffs in the demands and actions regarding the settlement of those demands and actions. Susquehanna, BB&T, and the other defendants deny all of the allegations made in the demands and the actions and believe the disclosures in the Proxy Statement are adequate under the law. Nevertheless, Susquehanna, BB&T, and the other defendants have agreed to settle those demands and actions in order to avoid the costs, disruption, and distraction of further litigation.

Susquehanna and BB&T also could be subject to additional demands or litigation related to the Merger whether or not the Merger is consummated.

For additional information, refer to “Note 15. Contingent Liabilities, Merger-Related Litigation” to the consolidated financial statements.

RISK FACTORS RELATING TO SUSQUEHANNA’S OPERATIONS

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

As a publicly traded financial holding company, we are subject to various requirements and restrictions under the Dodd-Frank Act. See “Item 1. Business- Supervision and Regulation” above. The Dodd-Frank Act requires publicly traded companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments and requires that listed companies implement and disclose “clawback” policies for recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

Commercial loans, including commercial real estate, are generally viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Our consolidated commercial lending operations include commercial, financial and agricultural lending, real estate construction lending, and commercial mortgage lending, which comprised 18.0%, 5.8% and 29.5% of our total loan portfolio, respectively, as of December 31, 2014. Construction financing typically involves a higher degree of credit risk than commercial mortgage lending. Risk of loss on a construction loan depends largely on the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost (including interest) of construction. If the estimated property value proves to be inaccurate, the loan may be inadequately collateralized.

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

Our controls and procedures could fail or be circumvented, and our pending acquisition by BB&T could elevate this risk.

Management regularly reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met. Our pending acquisition by BB&T may heighten the risk of circumvention of our internal controls. Any failure or circumvention of our controls and procedures, and any failure to comply with regulations related to controls and procedures could adversely affect our business, results of operations and financial condition.

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

Competition from other financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect our profitability, and the announcement of our proposed acquisition by BB&T may intensify this competition.

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

We also face the risk that our competitors also may seek to use the proposed BB&T merger to target our customers.

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

We have been and will likely continue to be involved in a variety of litigation arising out of our business operations.

From time to time, we may be involved in a variety of litigation, claims or legal action arising out of our business operations. In recent years we have been the target of various lawsuits, ranging from ordinary disputes brought by counterparties with whom we have done business to suits brought by class action firms alleging business practices that are unfair to consumers.

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

We may incur impairments to goodwill.

At December 31, 2014, we had approximately $1.3 billion recorded as goodwill. We evaluate goodwill for impairment, at least annually during the second quarter, of the fiscal year. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience, projections of future operating performance, and other market data points. In addition, management considered the value of consideration to be paid to shareholders upon completion of the merger with BB&T. Management determined there is no impairment of goodwill at year end. However, adverse fluctuations in the value of the consideration, as well as other factors that impact the fair value of our assets and liabilities such as interest rates, our annual assessment of goodwill could result in impairment to goodwill at one or more of our reporting units, triggering an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our results of operations and stock price.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We reimburse our subsidiaries for space and services utilized. Our executive offices are located at 26 North Cedar Street, Lititz, Pennsylvania, which we lease from our subsidiary, Susquehanna Bank. We also lease office space located at 13511 Label Lane, Hagerstown, Maryland, for our loan servicing center.

As of December 31, 2014, our bank subsidiary operated 245 branches and 38 free-standing automated teller machines. It owned 94 of the branches and leased the remaining 151. On December 23, 2013 our bank subsidiary sold a portfolio of 30 of its branch bank properties and simultaneously entered into long-term lease agreements for those branch locations. In addition, in the fourth quarter of 2013, Susquehanna Bank completed the consolidation of 14 of its branch locations into other Susquehanna Bank branches. Thirty-two additional locations were owned or leased by Susquehanna Bank to facilitate operations and expansion. We believe that the properties currently owned and leased by our subsidiaries are adequate for present levels of operation.

As of December 31, 2014, the offices (including executive offices) of our bank subsidiary were as follows:

Subsidiary	Location of Executive Office	Executive Office Owned / Leased	Location of Offices (including executive office)
Susquehanna Bank	1570 Manheim Pike Lancaster, Pennsylvania	Owned	245 banking offices in Adams, Bedford, Berks, Bucks, Centre, Chester, Cumberland, Dauphin, Delaware, Franklin, Fulton, Lancaster, Lebanon, Lehigh, Luzerne, Lycoming, Montgomery, Northampton, Northumberland, Philadelphia, Schuylkill, Snyder, Union and York counties, Pennsylvania; Baltimore City, Allegany, Anne Arundel, Baltimore, Carroll, Garrett, Harford, Howard, Washington and Worcester counties, Maryland; Atlantic, Burlington, Camden, Cumberland and Gloucester counties, New Jersey; and Berkeley County, West Virginia

As of December 31, 2014, the offices (including executive offices) of our non-bank subsidiaries were as follows:

Subsidiary	Location of Executive Offices	Executive Office Owned / Leased	Location of Offices (including executive office)
Boston Service Company, Inc., t/a Hann Financial Service Corp.	One Centre Drive Jamesburg, New Jersey	Leased	2 offices located in Gloucester and Middlesex counties, New Jersey

Valley Forge Asset Management LLC	150 South Warner Road, Suite 200 King of Prussia, Pennsylvania	Leased	3 offices located in Lancaster and Montgomery counties, Pennsylvania, and New Castle County, Delaware

The Addis Group, LLC	2500 Renaissance Boulevard King of Prussia, Pennsylvania	Leased	1 office located in Montgomery County, Pennsylvania

Stratton Management Company	150 South Warner Road, Suite 400 King of Prussia, Pennsylvania	Leased	1 office located in Montgomery County, Pennsylvania

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

In addition, from time to time, Susquehanna receives subpoenas and other requests for information from various federal and state governmental and regulatory authorities in connection with certain industry-wide, company-specific or other investigations or proceedings. Susquehanna’s policy is to be fully cooperative with such inquiries. Any of these matters may result in material adverse consequences to Susquehanna and/or its directors, officers and other personnel, including: adverse judgments, findings, settlements, fines, penalties, orders, injunctions or other actions; amendments and/or restatements of Susquehanna’s filings with the SEC and/or its financial statements, as applicable; and determinations of material weaknesses in our disclosure controls and procedures. Investigations by regulatory authorities may from time to time result in civil or criminal referrals to law enforcement authorities such as the Department of Justice or a United States Attorney. Among other matters, Susquehanna has received a subpoena from the Department of Justice requiring the production of documents in connection with a civil investigation focused on, among other things, return deposit rates for payment processor and certain merchant customers of Susquehanna Bank. Susquehanna has responded to the subpoena and continues to cooperate with the government’s investigation, which is ongoing. In the event that the Department of Justice were to bring any proceeding, demand or claim against Susquehanna as a result of the investigation, such action could include the Department of Justice seeking injunctive and monetary relief against Susquehanna under the Financial Institutions Reform, Recovery and Enforcement Act of 1989.

For additional information about our legal proceedings, refer to “Note 15. Contingent Liabilities” to the consolidated financial statements appearing in Part II, Item  8.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Susquehanna’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information. Our common stock is listed for quotation on the Nasdaq Global Select Market under the symbol “SUSQ”. Set forth below are the quarterly high and low sales prices of our common stock as reported on the Nasdaq Global Select Market for the years 2014 and 2013, and cash dividends paid.

Table 3

Quarterly Summary of Market Price and Cash Dividends Declared on Common Stock

		Cash Dividends	Price Range Per Share
Year	Period	Paid	Low	High
2014	1st Quarter	$0.08	$10.39	$13.01
	2nd Quarter	0.08	9.42	11.76
	3rd Quarter	0.09	10.00	10.84
	4th Quarter	0.09	9.00	13.66

2013	1st Quarter	$0.00	$10.66	$12.59
	2nd Quarter	0.08	11.18	12.95
	3rd Quarter	0.08	12.31	14.35
	4th Quarter	0.08	11.54	13.39

As of February 13, 2015, there were 11,268 record holders of Susquehanna common stock.

Dividend Policy. Dividends paid to our shareholders are provided from dividends paid to us by our subsidiaries. Our ability to pay dividends is largely dependent upon the receipt of dividends from Susquehanna Bank. Both federal and state laws impose restrictions on the ability of Susquehanna Bank to pay dividends. These include the Pennsylvania Banking Code of 1965, the Federal Reserve Act and the applicable regulations under such laws. In addition, the net capital rules of the SEC under the Securities Exchange Act of 1934 limit the ability of Valley Forge Asset Management LLC and Stratton Management Company to pay dividends to us. In addition to the specific restrictions summarized below, the banking and securities regulatory agencies also have broad authority to prohibit otherwise permitted dividends proposed to be made by an institution regulated by them if the agency determines that their distribution would constitute an unsafe or unsound practice, or otherwise result in noncompliance with applicable requirements.

The Federal Reserve Board has issued policy statements which provide that, as a general matter, insured banks and bank holding companies should pay dividends only out of current operating earnings.

For state-chartered banks which are members of the Federal Reserve System, the approval of the Federal Reserve Board is required for the payment of cash dividends by the bank subsidiary in any calendar year if the total of all dividends declared by the bank in that calendar year, including the proposed dividend, exceeds the combination of the current year’s net income and the retained net income for the two preceding calendar years. “Retained net income” for any period means the net income for the period less any common or preferred stock dividends declared in that period. Moreover, no dividends may be paid by such bank in excess of its undivided profits account, which is reported in our balance sheet as retained earnings.

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

Issuer Purchase of Equity Securities

On July 16, 2014, Susquehanna’s Board of Directors authorized the repurchase of 6,500,000 shares of its outstanding common stock. The repurchase program was completed on October 1, 2014 with the repurchase and retirement of 6,500,000 shares at a weighted average price of $10.27 per share. The timing and amount of the share repurchases under Susquehanna’s share repurchase authorization was determined by management based on market conditions and other considerations, and such repurchases were effected in the open market, through negotiated transactions, or through plans designed to comply with Rule 10b5-1(c) under the Securities and Exchange Act of 1934, as amended.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2014 - July 31, 2014	585,081	$10.25	585,081	5,914,919
August 1, 2014 - August 31, 2014	3,811,835	$10.25	3,811,835	2,103,084
September 1, 2014 - September 30, 2014	2,064,917	$10.32	2,064,917	38,167
October 1, 2014 - October 31, 2014	38,167	$10.06	38,167	0

Total	6,500,000	$10.27	6,500,000

Stock Performance Graph. The following graph compares for fiscal years 2009 through 2014 the yearly change in the cumulative total return to holders of our common stock with the cumulative total return of the Nasdaq Composite Index, a broad market in which we participate, and the SNL Mid-Cap U.S. Bank Index (which includes Susquehanna), a broad index that includes all publically traded banks in SNL’s coverage universe with $1B to $5B total Common Market Capitalization. The graph depicts the total return on an investment of $100 based on both stock price appreciation and reinvestment of dividends for Susquehanna, the companies represented by the Nasdaq Index, and the SNL Mid-Cap U.S. Bank Index.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Susquehanna Bancshares, Inc.	100.00	165.11	144.36	185.49	231.79	250.58
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Mid Cap U.S. Bank Index	100.00	116.28	102.22	114.55	170.19	173.36

Source: SNL Financial LC, Charlottesville, VA © 2014

Item 6. Selected Financial Data

Susquehanna Bancshares, Inc. & Subsidiaries

Years ended December 31,	2014	2013	2012(1)	2011(2)	2010
	(Dollars and shares in thousands, except per share data)

Interest income	$650,357	$688,382	$710,630	$594,768	$613,695
Interest expense	96,750	102,442	119,392	161,618	187,189
Net interest income	553,607	585,940	591,238	433,150	426,506
Provision for loan and lease losses	25,200	31,000	64,000	110,000	163,000
Noninterest income	178,643	183,729	166,759	182,668	152,148
Noninterest expenses	503,138	490,840	490,017	460,180	382,650
Income before taxes	203,912	247,829	203,980	45,638	33,004
Net income	144,448	173,679	141,172	54,905	31,847
Preferred stock dividends and accretion	0	0	0	0	15,572
Net income applicable to common shareholders	144,448	173,679	141,172	54,905	16,275
Cash dividends declared on common stock	63,192	44,900	51,393	11,212	4,757

Per Common Share Amounts
Net income (loss):
Basic	$0.78	$0.93	$0.77	$0.40	$0.13
Diluted	0.78	0.92	0.77	0.40	0.13
Cash dividends declared on common stock	0.34	0.24	0.28	0.08	0.04
Dividend payout ratio	43.7%	25.9%	36.4%	20.4%	29.2

Financial Ratios
Return on average total assets	0.78%	0.95%	0.81%	0.38%	0.23%
Return on average shareholders’ equity	5.23	6.56	5.62	2.67	1.53
Return on average tangible shareholders’ equity(3)	10.34	13.57	12.03	6.01	3.69
Average equity to average assets	14.94	14.54	14.33	14.31	15.00
Net interest margin	3.55	3.79	4.01	3.60	3.67
Efficiency ratio(3) (4) (5) (6)	67.21	62.55	60.37	66.83	64.62

Capital Ratios
Leverage	9.61%	9.55%	8.98%	10.73%	10.27%
Tier 1 risk-based capital	12.00	11.71	11.08	13.65	12.65
Total risk-based capital	13.16	13.04	12.63	15.41	14.72

Credit Quality
Net charge-offs/Average loans and leases	0.33%	0.44%	0.55%	1.16%	1.46%
Nonperforming assets/Loans and lease plus foreclosed real estate	0.79	0.86	0.96	1.88	2.23
ALLL/Nonaccrual loans and leases	140	156	188	120	97
ALLL/Total loans and leases	1.01	1.16	1.43	1.80	1.99

Year-End Balances
Total assets	$18,661,390	$18,473,489	$18,037,667	$14,974,789	$13,954,085
Investment securities	2,553,655	2,533,456	2,730,335	2,431,515	2,417,611
Loans and leases, net of unearned income	13,517,882	13,576,086	12,894,741	10,447,930	9,633,197
Deposits	13,721,843	12,869,372	12,580,046	10,290,472	9,191,207
Total borrowings	1,781,442	2,540,282	2,530,040	2,083,673	2,371,161
Shareholders’ equity	2,753,925	2,717,587	2,595,909	2,189,628	1,984,802

Selected Share Data
Common shares outstanding (period end)	182,039	187,363	186,554	156,867	129,966
Average common shares outstanding:
Basic	185,380	186,927	182,896	136,509	121,031
Diluted	186,258	187,835	183,578	136,876	121,069
Common shareholders of record	11,339	11,751	12,631	12,747	11,301
At December 31:
Book value per common share	$15.13	$14.50	$13.92	$13.96	$15.27
Tangible book value per common share(4)	7.98	7.52	6.88	7.28	7.18
Market price per common share	13.43	12.84	10.48	8.38	9.68

(1)	On February 17, 2012, we completed our acquisition of Tower Bancorp, Inc. All transactions since the acquisition date are included in our consolidated financial statements.
(2)	On October 1, 2011, we completed our acquisition of Abington Bancorp, Inc. All transactions since the acquisition date are included in our consolidated financial statements.
(3)	Refer to “Table 4, Reconciliation of Non-GAAP Measures” for additional information.
(4)	2011 adjusted for net realized gain on acquisition, merger related expenses, and loss on extinguishment of debt.
(5)	2012 adjusted for merger related expenses, and loss on extinguishment of debt.
(6)	2014 adjusted for merger related expenses.

Table 4

Reconciliation of Non-GAAP Measures

(Dollars in thousands, except per share)

	2014	2013	2012	2011	2010
Tangible Book Value per Common Share
End of period balance sheet data
Shareholders’ Equity	$2,753,925	$2,717,587	$2,595,909	$2,189,628	$1,984,802
Goodwill and other intangible assets	(1,301,014)	(1,307,701)	(1,311,691)	(1,047,112)	(1,052,107)

Tangible common equity (numerator)	$1,452,911	$1,409,886	$1,284,218	$1,142,516	$932,695

Common shares outstanding (denominator)	182,039	187,363	186,554	156,867	129,966

Tangible book value per common share	$7.98	$7.52	$6.88	$7.28	$7.18

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

	2014	2013	2012	2011	2010
Return on Average Tangible Shareholders’ Equity
Return on average shareholders’ equity (GAAP basis)	5.23%	6.56%	5.62%	2.67%	1.53%
Effect of excluding average intangible assets and related amortization	5.11%	7.01%	6.41%	3.34%	2.16%

Return on average tangible shareholders’ equity	10.34%	13.57%	12.03%	6.01%	3.69%

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

	2014	2013	2012	2011	2010
Efficiency Ratio
Noninterest expenses	$503,138	$490,840	$490,017	$460,180	$382,650
Less: Merger-related expenses	(885)	0	(17,351)	(14,991)	0
Loss on extinguishment of debt	0	0	(5,860)	(50,020)	0

Noninterest operating expense (numerator)	$502,253	$490,840	$466,806	$395,169	$382,650

Taxable-equivalent net interest income	$568,676	$600,945	$606,529	$447,800	$440,036
Noninterest income	178,643	183,729	166,759	182,668	152,148
Less: Net realized gain on acquisition	0	0	0	(39,143)	0

(denominator)	$747,319	$784,674	$773,288	$591,325	$592,184

Efficiency ratio	67.21%	62.55%	60.37%	66.83%	64.62%

The efficiency ratio is a non-GAAP based financial measure. Management excludes merger related expenses and certain other selected items when calculating this ratio, which is used to measure the relationship of operating expenses to revenues.

	2014	2013	2012	2011	2010
Net Interest Margin (excluding purchase accounting)
Reported net interest margin (GAAP basis)	3.55%	3.79%	4.01%	3.60%	3.67%
Adjustments for purchase accounting:
Loans and leases	(0.13)%	(0.20)%	(0.17)%	(0.02)%	(0.02)%
Deposits	(0.02)%	(0.05)%	(0.11)%	(0.03)%	0.00%
Borrowings	(0.03)%	(0.01)%	(0.04)%	(0.01)%	(0.01)%

Net Interest Margin (excluding purchase accounting)	3.37%	3.53%	3.69%	3.54%	3.64%

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

Critical Accounting Estimates

Susquehanna’s consolidated financial statements are prepared in accordance with U.S. GAAP and conform to general practices within the banking industry. Application of these principles involves complex judgments and estimates by management that have a material impact on the carrying value of certain assets and liabilities. The judgments and estimates that we used are based on historical experiences and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and estimates that we have made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.

Our most significant accounting estimates are presented in “Note 1. Summary of Significant Accounting Policies” to the consolidated financial statements appearing in Part II, Item 8. Furthermore, we believe that the determination of the allowance for loan and lease losses, the evaluation of goodwill, the analysis of certain debt securities to measure if other-than-temporary impairment exists, and the determination of the fair value of certain financial instruments to be the accounting areas that require the most subjective and complex judgments.

The allowance for loan and lease losses represents management’s estimate of probable incurred credit losses in the loan and lease portfolio as of the balance sheet date. Determining the amount of the allowance for loan and lease losses is considered a complex accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan and lease portfolio also represents the largest asset type on the consolidated balance sheets. For additional information about our process for determining the allowance for loan and lease losses, refer to “Results of Operations—Provision and Allowance for Loan and Lease Losses” below, and “Note 6. Allowance for Loan and Lease Losses” to the consolidated financial statements appearing in Part II, Item 8.

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

Pending Merger Agreement

On November 11, 2014, Susquehanna and BB&T entered into the Merger Agreement under which BB&T will acquire Susquehanna in a stock and cash transaction. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Susquehanna will merge with and into BB&T, with BB&T as the surviving corporation in the Merger. Immediately following the Merger, Susquehanna’s wholly owned bank subsidiary, Susquehanna Bank, will merge with and into BB&T’s wholly owned bank subsidiary, Branch Banking and Trust Company, with Branch Banking and Trust Company as the surviving corporation in the Bank Merger. The Merger Agreement was unanimously approved by the Board of Directors of each of BB&T and Susquehanna.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, Susquehanna shareholders will have the right to receive (i) 0.253 shares of BB&T common stock, par value $5.00 per share, and (ii) $4.05 in cash, for each share of Susquehanna common stock, par value $2.00 per share.

At the Effective Time, each option granted by Susquehanna to purchase shares of Susquehanna common stock will fully vest and will be converted into an option to purchase BB&T common stock on the same terms and conditions as were applicable prior to the Merger, subject to adjustment of the exercise price and the number of shares of BB&T common stock issuable upon exercise of such option based on the sum of (a) the Exchange Ratio and (b) $4.05 divided by the average closing price of BB&T common stock on the New York Stock Exchange for the five trading days ending the day prior to the Effective Time. At the Effective Time, subject to the terms and conditions of the Merger Agreement, each Susquehanna restricted stock award and restricted stock unit award will fully vest (with any performance-based vesting conditions to which restricted stock unit awards are subject deemed satisfied (with respect to any conditions based on the achievement of a profit trigger) and deemed satisfied at the greater of actual performance and target (with respect to any conditions based on a specified level of performance)) and will be converted into the right to receive an amount in cash equal to the product of (a) the number of shares of Susquehanna common stock underlying such award multiplied by (b) the sum of $4.05 plus the product of the Exchange Ratio multiplied by the average closing price of BB&T common stock on the New York Stock Exchange for the five trading days ending the day prior to the Effective Time.

The Merger Agreement also provides, among other things, that at or promptly following the Effective Time, William J. Reuter, the current Chairman and Chief Executive Officer of Susquehanna, and Christine Sears, a current director of Susquehanna, will be appointed as directors of BB&T, subject to the policies of BB&T generally applicable to its board of directors, including its Corporate Governance Guidelines and the Director Resignation Policy set forth therein.

The Merger Agreement contains customary representations and warranties from both BB&T and Susquehanna, and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and the Effective Time and, in the case of Susquehanna, its obligation, subject to certain exceptions, to recommend that its shareholders adopt the Merger Agreement and its non-solicitation obligations relating to alternative acquisition proposals.

The completion of the Merger is subject to customary conditions, including, among others, (1) the adoption of the Merger Agreement by Susquehanna’s shareholders, (2) authorization for listing on the New York Stock Exchange of the shares of BB&T common stock to be issued in the Merger, (3) the effectiveness of the registration statement on Form S-4 for the BB&T common stock to be issued in the Merger, (4) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or the Bank Merger or making the consummation of the Merger illegal and (5) the receipt of required regulatory approvals, including the approval of the Federal Reserve Board and the Federal Deposit Insurance Corporation. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Merger Agreement and (iii) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Merger Agreement provides certain termination rights for both BB&T and Susquehanna and further provides that a termination fee of $85 million will be payable by Susquehanna to BB&T upon termination of the Merger Agreement under certain circumstances.

For additional information about the Merger Agreement with BB&T, see the BB&T Proxy Statement/Prospectus.

Recent Regulatory Developments

In July 2013, the Federal Reserve Board, Office of the Comptroller of the Currency, and FDIC approved final rules to implement the Basel III capital framework. The rules were effective on January 1, 2014 and will be phased-in over a multiple year period becoming fully effective on January 1, 2019. The new capital rules call for higher quality capital with higher minimum capital level requirements. Consistent with the international Basel framework, the rules include a new minimum ratio of common equity tier I capital to risk-weighted assets of 4.5 percent, and a common equity tier I capital conservation buffer of 2.5 percent of risk-weighted assets. The rules also raise the minimum ratio of tier I capital to risk-weighted assets from 4.0 percent to 6.0 percent, and include a minimum leverage ratio of 4.0 percent. Management has evaluated these new rules and believes that Susquehanna, and Susquehanna Bank, had sufficient capital to meet the increased requirement at December 31, 2014.

Other Recent Developments

On July 16, 2014, Susquehanna’s Board of Directors authorized the repurchase of up to 3.5%, or 6.5 million, of its outstanding shares of common stock through December 31, 2014. The repurchase program was completed on October 1, 2014 with the repurchase, and retirement, of 6.5 million shares at a weighted average price of $10.27 per share. The share repurchase did not have a material effect on Susquehanna’s liquidity or capital resources. The timing and amount of the share repurchases under Susquehanna’s share repurchase authorization was determined by management based on market conditions and other considerations, and such repurchases were effected in the open market, through negotiated transactions, or through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.

On August 14, 2014, Susquehanna Bancshares, Inc. and its wholly-owned subsidiary Susquehanna Bank (together, “Susquehanna”), completed an off-balance sheet securitization transaction involving approximately $255.8 million of indirect retail installment contracts secured by new and used automobiles, light-duty trucks and vans (the “receivables”). Susquehanna retained no interest in the notes or the equity certificates privately issued by the securitization trust formed for the transaction. The transaction qualified as a sale of receivables and therefore received off-balance sheet treatment. Susquehanna recognized a $2.6 million pretax gain, which included a servicing asset of $2.0 million, net of transaction expenses of approximately $1.5 million.

Susquehanna received cash proceeds of $256.4 million from the sale of the receivables and equity certificates, net of transaction costs. Susquehanna used the proceeds for general corporate purposes.

Executive Overview

Consolidated net income available to common shareholders was $144.4 million for 2014, or $0.78 basic earnings per share and diluted earnings per share of $0.78. Return on average assets was 0.78% compared to 0.95% in 2013. The non-GAAP ratio of return on average tangible equity was 10.34% compared to 13.57% in 2013. For additional information on non-GAAP ratios, refer to “Table 4, Reconciliation of Non-GAAP Measures”.

In 2014, we focused our attention on further refining and executing on our strategy to maintain and enhance our financial performance while continuing to evaluate our strategic opportunities and challenges in the business and regulatory environment. On November 12, 2014 we announced our agreement to merge with BB&T Corporation. Please see the Proxy Statement/Prospectus for more information on the Merger.

Loan originations during 2014 totaled over $3.7 billion, while total loan footings declined $58.2 million, or 0.4%. During 2014, we sold $255.8 million of auto loans, and excluding this sale, total loans grew by 1.5% or $197.6 million, with increases in the real estate - construction, consumer, and leasing categories. Our net charge-offs to average loans and leases ratio improved from 0.44% in 2013 to 0.33% in 2014. Additionally, our nonperforming assets ratio declined from 0.86% in 2013 to 0.79% in 2014. The improvement of our credit quality allowed us to reduce our provision for loan and lease losses from $31.0 million in 2013 to $25.2 million in 2014.

Total deposits grew by 6.6%, or $852.4 million during 2014. Core deposits, which include demand, interest-bearing demand, and savings increased 8.2%. This deposit growth was complemented by a decline in the overall cost of deposits from 0.47% in 2013 to 0.44% in 2014.

Noninterest income decreased by 2.8%. Decreases in vehicle origination and servicing fees, mortgage banking revenue, capital markets revenue, and miscellaneous other income, were partially offset by an increase in other commissions and fees. In addition, the one-time realized gain on sale of branch properties in 2013 was offset by an increase in net realized gains on securities transactions.

Noninterest expenses, excluding branch consolidation, merger related, and loss on extinguishment of debt expenses, increased 3.7%. Salaries and benefit costs increased 5.4% due to normal salary increases, additional personnel to ensure compliance with increased regulatory requirements, strategic corporate initiatives, severance costs, and increased benefit costs.

At December 31, 2014, all of Susquehanna’s risk-based capital ratios exceeded the regulatory requirements for well-capitalized institutions.

Results of Operations

Table 5

Summary of 2014 Compared to 2013

	Years Ended December 31,
	2014	2013	% Change
	(Dollars in thousands)

Net income	$144,448	$173,679	(16.8)%
Net interest income	553,607	585,940	(5.5)
Provision for loan and lease losses	25,200	31,000	(18.7)
Noninterest income	178,643	183,729	(2.8)
Noninterest expense	503,138	490,840	2.5
Noninterest expense excluding merger related expenses and branch consolidation costs	502,253	484,237	3.7

Table 6

Key Susquehanna Financial Measures

	Twelve Months Ended December 31,
	2014	2013

Diluted Earnings per Common Share	$0.78	$0.92
Return on Average Assets	0.78%	0.95%
Return on Average Shareholders’ Equity	5.23%	6.56%
Return on Average Tangible Shareholders’ Equity(1)	10.34%	13.57%
Efficiency Ratio(1)	67.21%	62.55%
Net Interest Margin	3.55%	3.79%

(1)	For information regarding supplemental reporting of non-GAAP-based financial measurements, refer to “Table 4 - Reconciliation of Non-GAAP Measures”.

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

Table 7 presents average balances, taxable equivalent interest income and expense, and yields earned or paid on these assets and liabilities. For purposes of calculating taxable equivalent interest income, tax-exempt interest has been adjusted using a marginal tax rate of 35% in order to equate the yield to that of taxable interest rates. Table 8 illustrates the changes in net interest income caused by changes in average volume, rates, and yields.

2014 compared to 2013

Net interest income on a fully taxable-equivalent basis totaled $568.7 million in 2014 compared to $600.9 million in 2013, a 5.4%, or $32.3 million decline. The decline in our taxable equivalent net interest income results from both lower volume and yield on interest-earning assets.

The net interest margin for 2014 was 3.55%, a 24 basis point decline from 3.79% in 2013. The decline in the net interest margin results primarily from the runoff of higher yielding earning assets, existing loans repricing at lower rates, lower spreads to base indices on our variable rate loans, partially offset by lower funding costs of deposits and borrowings. The net interest margin is positively affected by the recognition of purchase accounting. The purchase accounting benefit in 2014 was 18 basis points, a decrease of 8 basis points from 2013. Net interest margin, excluding purchase accounting, declined 16 basis points from 3.53% in 2013 to 3.37% in 2014. For additional information related to our net interest margin (excluding purchase accounting), refer to “Table 4, Reconciliation of Non-GAAP Measures.”

Interest income on a fully-taxable basis declined by $38.0 million, or 5.4%. Interest earned on the investment portfolio decreased $2.9 million, or 4.3%, as management strategically elected to not reinvest cash flows, during the first six months of 2014, from the investment portfolio due to low yields offered on available new securities. The average balance of the investment portfolio declined $171.1 million, or 6.6%. The fully taxable-equivalent yield on the investment securities portfolio increased 7 basis points from 2.64% in 2013 to 2.71% in 2014 as lower yielding investments were either called or paid down. Interest earned, on a fully taxable-equivalent basis, on loans and leases declined $35.0 million, or 5.5%. Average loans and leases totaled $13.5 billion in 2014, compared to $13.2 billion in 2013; however the effect of growth in average loans and leases balances was offset by the decline in yield earned, which decreased 38 basis points from 4.82% in 2013 to 4.44% in 2014, as the primary driver of the balance growth was in lower yielding consumer lending and leases.

Interest expense declined by $5.7 million, or 5.6%. Interest paid on deposits declined $1.6 million, or 2.6%, even as the average balance increased by $0.5 billion. The average rate paid on deposits declined 3 basis points from 0.47% to 0.44% in 2014. This improvement is the result of a 9 basis point decrease in rates paid on time deposits. Interest paid on short-term borrowings and Federal Home Loan Bank borrowings (primarily short-term) increased $2.4 million due primarily to the rate paid increasing 37 basis points, partially offset by $0.3 billion decline in average balance. Long-term debt interest declined $6.5 million resulting primarily from the redemption of $84.0 million of long-term debt with interest rates ranging from 4.75% to 12.00% in 2014.

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

Table 7

Distribution of Assets, Liabilities and Shareholders’ Equity

	2014			2013			2012
		Taxable Equivalent			Taxable Equivalent			Taxable Equivalent
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$81,886	$89	0.11	$96,825	$108	0.11	$108,408	$144	0.13
Investment securities:
Taxable	2,026,334	44,147	2.18	2,182,121	46,248	2.12	2,320,582	53,659	2.31
Tax-advantaged	379,783	21,018	5.53	395,086	21,835	5.53	386,926	22,518	5.82

Total investment securities	2,406,117	65,165	2.71	2,577,207	68,083	2.64	2,707,508	76,177	2.81

Loans and leases, (net):
Taxable	13,092,042	578,135	4.42	12,772,845	614,158	4.81	11,934,701	628,426	5.27
Tax-advantaged	433,074	22,037	5.09	416,654	21,038	5.05	386,627	21,175	5.48

Total loans and leases	13,525,116	600,172	4.44	13,189,499	635,196	4.82	12,321,328	649,601	5.27

Total interest-earning assets	16,013,119	665,426	4.16	15,863,531	703,387	4.43	15,137,244	725,922	4.80

Allowance for loan and lease losses	(148,465)			(176,782)			(189,368)
Other noninterest-earning assets	2,604,039			2,514,410			2,583,421

Total assets	$18,468,693			$18,201,159			$17,531,297

Liabilities
Deposits:
Interest-bearing demand	$6,189,947	16,397	0.26	$5,968,726	16,661	0.28	$5,453,701	20,603	0.38
Savings	1,125,299	1,166	0.10	1,070,248	1,144	0.11	989,123	1,208	0.12
Time	4,040,076	41,375	1.02	3,833,262	42,713	1.11	3,939,528	47,168	1.20
Short-term borrowings	575,894	8,288	1.44	743,718	8,695	1.17	732,209	8,711	1.19
FHLB borrowings	1,107,675	19,173	1.73	1,247,209	16,329	1.31	1,076,962	13,723	1.27
Long-term debt	389,727	10,351	2.66	483,888	16,900	3.49	662,027	27,979	4.23

Total interest-bearing liabilities	13,428,618	96,750	0.72	13,347,051	102,442	0.77	12,853,550	119,392	0.93

Demand deposits	1,910,810			1,905,502			1,873,755
Other liabilities	369,122			302,267			292,388

Total liabilities	15,708,550			15,554,820			15,019,693
Equity	2,760,143			2,646,339			2,511,604

Total liabilities & shareholders’ equity	$18,468,693			$18,201,159			$17,531,297

Net interest income / yield on average earning assets		568,676	3.55		600,945	3.79		606,530	4.01
Taxable equivalent adjustment		(15,069)			(15,005)			(15,292)

Net interest income - as reported		$553,607			$585,940			$591,238

Additional Information

Average loan balances include nonaccrual loans.

Tax-exempt income has been adjusted to a tax-equivalent basis using a marginal federal income tax rate of 35%.

For presentation in this table, balances and the corresponding average rates for investment securities are based upon historical cost, adjusted for amortization of premiums and accretion of discounts.

Table 8

Changes in Net Interest Income - Tax Equivalent Basis

	2014 versus 2013 Increase (Decrease) Due to Change in			2013 versus 2012 Increase (Decrease) Due to Change in
	Average Volume	Average Rate	Total	Average Volume	Average Rate	Total
	(Dollars in thousands)
Interest Income
Other short-term investments	$(16)	$(3)	$(19)	$(14)	$(22)	$(36)
Investment securities:
Taxable	(3,368)	1,267	(2,101)	(3,091)	(4,320)	(7,411)
Tax-advantaged	(847)	30	(817)	468	(1,151)	(683)

Total investment securities	(4,215)	1,297	(2,918)	(2,623)	(5,471)	(8,094)
Loans (net of unearned income):
Taxable	15,054	(51,077)	(36,023)	42,420	(56,688)	(14,268)
Tax-advantaged	835	164	999	1,581	(1,718)	(137)

Total loans	15,889	(50,913)	(35,024)	44,001	(58,406)	(14,405)

Total interest-earning assets	11,658	(49,619)	(37,961)	41,364	(63,899)	(22,535)

Interest Expense
Deposits:
Interest-bearing demand	605	(869)	(264)	1,811	(5,753)	(3,942)
Savings	58	(36)	22	94	(158)	(64)
Time	2,230	(3,568)	(1,338)	(1,247)	(3,208)	(4,455)
Short-term borrowings	(2,186)	1,779	(407)	136	(152)	(16)
FHLB borrowings	(1,979)	4,823	2,844	2,220	386	2,606
Long-term debt	(2,936)	(3,613)	(6,549)	(6,735)	(4,344)	(11,079)

Total interest-bearing liabilities	(4,208)	(1,484)	(5,692)	(3,721)	(13,229)	(16,950)

Net Interest Income	$15,866	$(48,135)	$(32,269)	$45,085	$(50,670)	$(5,585)

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

2014 compared to 2013

Susquehanna recorded a provision for loan and lease losses of $25.2 million in 2014, a decrease of $5.8 million, or 18.7%, compared to 2013. The decrease in the provision for loan and lease losses was primarily due to the need for a lower allowance for loan and lease losses which resulted from improved credit quality as shown by credit metrics, principally historical net charge-off rates incorporated in the allowance methodology as net charge-offs in 2014 were 0.33% of total average loans and leases, compared to 0.44% of total average loans and leases in 2013. In addition, the ratio of nonperforming assets to loans and leases plus foreclosed real estate was 0.79% at December 31, 2014 compared to 0.86% at December 31, 2013.

2013 compared to 2012

Susquehanna recorded a provision for loan and lease losses of $31.0 million in 2013, a decrease of $33.0 million, or 51.6%, compared to 2012. The decrease in the provision for loan and lease losses was primarily due to the need for a lower allowance for loan and lease losses which resulted from improving credit quality as shown by credit metrics, principally historical net charge-off rates incorporated in the allowance methodology as net charge-offs in 2013 were 0.44% of total average loans and leases, compared to 0.55% of total average loans and leases in 2012. In addition, the ratio of nonperforming assets to loans and leases plus foreclosed real estate was 0.86% at December 31, 2013 compared to 0.96% at December 31, 2012.

For additional information on our accounting policy for our allowance for loan and lease losses, refer to “Note 1. Summary of Significant Accounting Policies” to the consolidated financial statements appearing in Part II, Item 8.

Table 9

Provision and Allowance for Loan and Lease Losses

	2014	2013	2012	2011	2010
	(Dollars in thousands)

Allowance for loan and lease losses, January 1	$157,608	$184,020	$188,100	$191,834	$172,368
Additions to provision for loan and lease losses charged to operations	25,200	31,000	64,000	110,000	163,000
Transfer for loans designated as held for sale	(1,236)	0	0	0	0
Loans and leases charged-off during the year:
Commercial, financial, and agricultural	(27,149)	(28,717)	(22,758)	(25,552)	(22,604)
Real estate - construction	(1,969)	(14,831)	(17,598)	(36,585)	(65,709)
Real estate secured - residential	(13,946)	(13,606)	(14,343)	(18,663)	(18,562)
Real estate secured - commercial	(12,901)	(23,210)	(27,509)	(45,213)	(43,086)
Consumer	(4,521)	(3,082)	(3,364)	(3,922)	(3,464)
Leases	(4,803)	(4,164)	(4,463)	(5,310)	(8,710)

Total charge-offs	(65,289)	(87,610)	(90,035)	(135,245)	(162,135)

Recoveries of loans and leases previously charged-off:
Commercial, financial, and agricultural	7,940	8,636	9,515	5,835	4,478
Real estate - construction	2,209	7,893	3,561	7,106	6,974
Real estate secured - residential	3,199	2,990	1,930	1,916	923
Real estate secured - commercial	2,965	7,503	4,610	3,795	3,744
Consumer	1,467	1,241	1,228	1,371	1,254
Leases	2,459	1,935	1,111	1,488	1,228

Total recoveries	20,239	30,198	21,955	21,511	18,601

Net charge-offs	(45,050)	(57,412)	(68,080)	(113,734)	(143,534)

Allowance for loan and lease losses, December 31	$136,522	$157,608	$184,020	$188,100	$191,834

Average loans and leases outstanding	$13,525,116	$13,189,499	$12,321,328	$9,803,863	$9,799,673
Period-end loans and leases	13,517,882	13,576,086	12,894,741	10,447,930	9,633,197
Net charge-offs as a percentage of average loans and leases	0.33%	0.44%	0.55%	1.16%	1.46%
Allowance as a percentage of period-end loans and leases	1.01%	1.16%	1.43%	1.80%	1.99%

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In management’s opinion, the allowance for loan and lease losses is appropriate to meet probable incurred loan and lease losses at December 31, 2014. There can be no assurance, however, that we will not sustain losses in future periods that could be greater than the size of the allowance at December 31, 2014.

The allowance for loan and lease losses as a percentage of nonaccrual loans and leases (coverage ratio) decreased to 140% at December 31, 2014, from 156% at December 31, 2013. Loans acquired through business combinations since September 30, 2011 were acquired at their fair value on the acquisition date, with both specific and general credit write-downs taken. This method allows for loan and lease balances to increase on Susquehanna’s balance sheet without recording an additional allowance for loan and lease losses. The coverage ratio, excluding acquired loans, was 157% at December 31, 2014, compared to 192% at December 31, 2013. For more information on our accounting policy for purchased loans, refer to “Note 1. Summary of Significant Accounting Policies” to the consolidated financial statements appearing in Part II, Item 8.

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

Table 10

Noninterest Income

				% Change
				2014	2013
	Years Ended December 31,			vs.	vs.
	2014	2013	2012	2013	2012
	(Dollars in thousands)

Service charges on deposit accounts	$37,115	$36,989	$34,428	0.3%	7.4%
Vehicle origination and servicing fees	9,460	11,725	10,366	(19.3)	13.1
Wealth management commissions and fees	51,750	51,333	47,705	0.8	7.6
Commissions on property and casualty insurance sales	17,548	16,797	15,894	4.5	5.7
Other commissions and fees	22,002	18,991	18,454	15.9	2.9
Income from bank-owned life insurance	6,480	6,013	6,471	7.8	(7.1)
Mortgage banking revenue	10,335	12,828	17,805	(19.4)	(28.0)
Capital markets revenue	6,147	7,485	3,294	(17.9)	127.2
Net realized gain (loss) on sales of securities	3,410	(1,394)	1,433	344.6	(197.3)
Other	14,396	18,017	10,909	(20.1)	65.2

	178,643	178,784	166,759	(0.1)	7.2
Realized gain on sale of branch properties	0	4,945	0	nm (1)	nm (1)

Total noninterest income	$178,643	$183,729	$166,759	(2.8)	10.2

(1)	Not meaningful.

2014 compared to 2013

Noninterest income totaled $178.6 million in 2014 compared to $183.7 million in 2013. Noninterest income as a percentage of total revenue (net interest income plus noninterest income) was 24% for both 2014 and 2013. Excluding the gain on sale of branch properties, noninterest income totaled $178.8 million in 2013, and represented 23% of total revenue.

Vehicle origination and servicing fees, which relate primarily to vehicle leasing origination fees as well as loan and lease portfolio servicing fees for third parties, totaled $9.5 million, a decrease of $2.3 million, or 19.3% compared to 2013. The decrease is primarily due to a 13% decline in vehicle leasing originations at our Hann subsidiary, and a change during the second half of 2014 in classification of a portion of the fee income which is better included in interest income.

Other commissions and fees totaled $22.0 million, for a $3.0 million increase over 2013’s amount of $19.0 million. The increase is primarily due to increased commissions and fees associated with debit/credit card activity of $1.9 million, and letter of credit fees of $1.4 million, partially offset by a decrease in title insurance fees of $0.4 million.

Mortgage banking revenue decreased $2.5 million, or 19.4%, to $10.3 million in 2014. The volume of mortgages sold declined 29% from 2013 sales due to a 23% decrease in originations resulting from fewer refinancing opportunities in 2014 due to fluctuating mortgage interest rates.

Capital markets revenue totaled $6.1 million, or a $1.4 million decrease over 2013’s amount of $7.5 million. Our commercial lending originations during 2014 did not generate the number of potential customers for our interest rate swap product as did the commercial loan originations during 2013. Partially offsetting the decrease were letter of credit fees of $2.1 million.

Net realized gain (loss) on securities totaled $3.4 million in 2014 compared to ($1.4) million in 2013. The 2014 gain is primarily the result of a single redemption call with a gain of $3.2 million.

Other income decreased $3.6 million, or 20.1%, to $14.4 million in 2014, compared to $18.0 million in 2013. Primary contributors to the 2014 decrease were: $4.0 million decline in life insurance death benefits and other proceeds; $1.1 million decline in VISA incentive fees; $1.0 million decline in gain on sale of OREO and fixed assets; $1.4 million decline in other miscellaneous income, partially offset by $2.6 million gain on the sale of auto loans, and $1.3 million increase in the gain on sale of Small Business Administration (“SBA”) loans.

The remaining noninterest income increased $1.8 million, or 1.6% compared to 2013. Refer to Table 10 for detail of fluctuations in other categories of noninterest income.

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

Other commissions and fees totaled $19.0 million, for a $0.5 million increase over 2012’s amount of $18.5 million. The main contributor to the increase is debit card and interchange fees of $0.6 million, or 4.6% to $13.5 million, due to increased card usage.

Mortgage banking revenue decreased $5.0 million, or 28.0%, to $12.8 million in 2013. The decrease in the mortgage banking revenue was primarily due to a 25% reduction in premiums paid by investors due to industry wide margin compression in a rising interest rate environment. Also contributing to 2013’s decline was a 4.0%, or $22.2 million decrease in the volume of loans sold.

Capital markets revenue increased $4.2 million, or 127.2%, to $7.5 million in 2013, compared to $3.3 million in 2012. During 2013, management significantly increased its focus on the capital markets area. The fee-based revenue from interest rate swaps increased $3.8 million, or 115.8%, to $7.1 million.

Other income increased $7.1 million, or 65.2%, to $18.0 million in 2013, compared to $10.9 million in 2012. Primary contributors to the 2013 increase were: $2.7 million increase in insurance death benefits; $1.6 million increase in debit/credit card incentives; $0.7 million increase in checkbook income; $0.6 million increase in gain on sale of SBA loans; and, $2.4 million increase in miscellaneous income. Partially offsetting these increases are decreased gains on sales of Other Real Estate Owned and other assets of $0.9 million.

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

The remaining noninterest income increased $0.5 million, or 2.0% compared to 2012. Refer to Table 10 for detail of fluctuations in other categories of noninterest income.

Noninterest Expenses

The following table presents a breakdown of Susquehanna’s noninterest expense.

Table 11

Noninterest Expense

				% Change
				2014	2013
	Years Ended December 31,			vs.	vs.
	2014	2013	2012	2013	2012
	(Dollars in thousands)

Salaries and employee benefits	$276,754	$262,638	$251,583	5.4%	4.4%
Occupancy	50,112	45,448	45,231	10.3	0.5
Furniture and equipment	16,121	14,851	15,725	8.6	(5.6)
Professional and technology services	26,549	25,137	26,166	5.6	(3.9)
Advertising and marketing	14,386	12,054	12,317	19.3	(2.1)
FDIC insurance	19,917	19,878	20,486	0.2	(3.0)
Legal fees	6,800	7,422	8,150	(8.4)	(8.9)
Amortization of intangible assets	9,337	11,626	12,525	(19.7)	(7.2)
Vehicle lease disposal	8,970	5,012	6,342	79.0	(21.0)
Other	73,307	80,171	68,281	(8.6)	17.4

	502,253	484,237	466,806	3.7	3.7
Branch consolidation costs	0	6,603	0	nm (1)	nm (1)
Merger related	885	0	17,351	nm (1)	nm (1)
Loss on extinguishment of debt	0	0	5,860	nm (1)	nm (1)

Total noninterest expenses	$503,138	$490,840	$490,017	2.5	0.2

(1)	Not meaningful.

2014 compared to 2013

Total noninterest expenses for the year ended December 31, 2014 were $503.1 million, an increase of $12.3 million, or 2.5%, from the year ended December 31, 2013 when total noninterest expenses were $490.8 million. Excluding the branch consolidation costs and merger-related expenses incurred in 2014 and 2013, total noninterest expenses increased 3.7%, or $18.0 million, in 2014 compared to 2013.

Salaries and benefits are our largest single noninterest expense and include salaries, wages, commissions, stock-based compensation, incentives, pension and other employee benefit costs. Total salaries and benefits expense increased $14.1 million, or 5.4% over 2013. This increase is due to normal salary increases, additional personnel to ensure our compliance with increased regulatory requirements and strategic corporate initiatives totaling $8.1 million, increased stock-based compensation costs of $2.0 million, severance costs of $2.6 million, and increased benefit costs of $2.6 million. Partially offsetting these increases was a decrease in sales commissions of $1.2 million.

Occupancy expense increased 10.3%, or $4.7 million, to $50.1 million in 2014 compared to $45.4 million in 2013. The primary drivers were increased grounds maintenance of $1.2 million mostly related to the harsh winter weather in the first quarter of 2014, and additional rent expense of $3.0 million, resulting from the sale / leaseback transaction executed in the fourth quarter of 2013. The remaining increase is due to normal increases in maintenance, utilities, cleaning, and supplies.

Furniture and equipment costs increased $1.3 million, or 8.6% in 2014, to a total of $16.1 million. Depreciation expense, the main component of these costs increased $1.4 million as fixed assets valued at $37 million were placed into service in 2013 and 2014.

Professional and technology expenses were $26.5 million, a $1.4 million, or 5.6%, increase over 2013’s costs. Global trade (a Capital Markets product) expenses increased $0.6 million due to increased volume, consulting expenses, primarily for increased regulatory initiatives, increased $0.3 million, and all other various outside services increased $0.5 million.

Advertising and marketing costs increased $2.3 million, or 19.3%, to $14.4 million in 2014, due to increased costs related to our deposit gathering campaigns, and a $1.1 million reclassification of postage expense, related to advertising and marketing, from other expenses.

Vehicle lease disposal expenses, which consist principally of costs to prepare returned vehicles for sale, as well as the cost of purchasing a residual value guarantee from a third party, increased $4.0 million, or 79.0%, as a result of a 52% increase in the number of vehicles returned to our Hann subsidiary, and a new quarterly contract amount with Auto Lenders Liquidation Center, Inc. to guarantee lease residual value risk. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Vehicle Leasing Residual Risk” for a description of agreements Susquehanna has with a used-vehicle remarketer that transfers substantially all residual value risk to that vendor and results in no recognition of gain or loss to Susquehanna on vehicle disposal.

Other expenses in 2014 decreased 8.6%, or $6.9 million. Contributing to this decrease were declines in: OREO, foreclosure, and loan buyback expense of $4.9 million; operating risk losses of $2.3 million; and, forms, supplies, and transit costs of $1.3 million. Partially offsetting these declines were increases in: Pennsylvania shares tax of $1.5 million; insurances of $0.7 million; communications of $0.6 million. All other miscellaneous expenses declined by $1.2 million.

The remaining noninterest expenses decreased $2.9 million, or 7.4% compared to 2013. Refer to Table 11 for detail of fluctuations in other categories of noninterest expense.

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

The remaining noninterest expenses decreased $4.2 million, or 3.0% compared to 2012. Refer to Table 11 for detail of fluctuations in other categories of noninterest expense.

Income Taxes

2014 compared to 2013

Our effective tax rates for 2014 and 2013 were 29.2% and 29.9%, respectively. The decrease in our rate in 2014 was primarily due to a change in New York state tax law from which we received a $2.7 million benefit.

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

Financial Condition

Table 12

Summary of 2014 Compared to 2013

	At December 31,
	2014	2013	% Change
	(Dollars in thousands, except per share)

Total assets	$18,661,390	$18,473,489	1.0
Investment securities available for sale	2,438,085	2,375,224	2.6
Loans and leases	13,517,882	13,576,086	(0.4)
Deposits	13,721,843	12,869,372	6.6
Shareholders’ equity	2,753,925	2,717,587	1.3
Book value per common share	15.13	14.50	4.3
Tangible book value per common share	7.98	7.52	6.1

Fair Value Measurements and The Fair Value Option for Financial Assets and Financial Liabilities

At December 31, 2014, we had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. In addition, non-financial assets and non-financial liabilities have not been measured at fair value because we have made the determination that the impact on our financial statements would be minimal. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 22. Fair Value Disclosures” to the consolidated financial statements appearing in Part II, Item 8.

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

Available-for-sale securities increased $62.9 million, or 2.6%, at December 31, 2014 compared to December 31, 2013. In the first half of 2014, the CIC made a strategic decision to not reinvest the cash flows back into the securities portfolio due to the low yields available, however as the year progressed and yields moderated additional purchases were made. This increase follows the 2013 decrease from 2012 in the investment portfolio due reinvesting the cash flows from the investment portfolio into higher yielding loans and leases.

Table 13 details the composition of Susquehanna’s available-for-sale securities portfolio for the years presented and Table 14 presents the maturities and yields of the portfolio at December 31, 2014 and December 31, 2013. We had no single concentration in a state or municipal bond greater than 10% of shareholders’ equity at December 31, 2014 or 2013.

Table 13

Fair Value of Investment Securities

	Available-for-sale
At December 31,	2014	2013	2012
	(Dollars in thousands)

U.S. Government agencies	$93,759	$110,148	$114,408
Obligations of states and political subdivisions	388,510	398,510	435,777
Mortgage-backed
Agency residential mortgage-backed	1,888,740	1,778,192	1,880,562
Non-agency residential mortgage-backed	231	565	27,450
Commercial mortgage-backed	5,755	8,734	40,380
Other debt obligations
Other structured financial products	11,729	11,297	9,550
Other debt securities	24,431	44,086	45,255
Other equity securities	24,930	23,692	24,519

Total investment securities	$2,438,085	$2,375,224	$2,577,901

Table 14

Maturities of Investment Securities

At December 31, 2014	Within 1 Year	After 1 Year but Within 5 Years	After 5 Years but Within 10 Years	After 10 Years	Total
	(Dollars in thousands)
Available-for-Sale
U.S. Government agencies
Fair value	$15,033	$76,742	$1,984	$0	$93,759
Amortized cost	15,013	76,653	2,000	0	93,666
Yield	2.88%	1.33%	1.63%	0.00%	1.58%
Obligations of states and political subdivisions
Fair value	$19,080	$30,645	$123,165	$215,620	$388,510
Amortized cost	18,880	28,637	118,704	200,037	366,258
Yield	4.28%	4.65%	4.42%	4.59%	4.52%
Agency residential mortgage-backed securities
Fair value	$0	$6,993	$939,686	$942,061	$1,888,740
Amortized cost	0	6,688	930,322	940,682	1,877,692
Yield	0.00%	4.00%	2.85%	2.77%	2.81%
Non-agency residential mortgage-backed securities
Fair value	$0	$23	$0	$208	$231
Amortized cost	0	23	0	212	235
Yield	0.00%	2.48%	0.00%	2.59%	2.58%
Commercial mortgage-backed securities
Fair value	$0	$1,917	$0	$3,838	$5,755
Amortized cost	0	1,892	0	3,787	5,679
Yield	0.00%	5.66%	0.00%	5.30%	5.42%
Other structured financial products
Fair value	$0	$0	$0	$11,729	$11,729
Amortized cost	0	0	0	24,215	24,215
Yield	0.00%	0.00%	0.00%	0.93%	0.93%
Other debt securities
Fair value	$0	$5,135	$0	$19,296	$24,431
Amortized cost	0	4,998	0	19,097	24,095
Yield	0.00%	2.70%	0.00%	4.07%	3.79%
Equity securities
Fair value	$0	$0	$0	$24,930	$24,930
Amortized cost	0	0	0	24,694	24,694
Yield	0.00%	0.00%	0.00%	0.02%	0.02%

Total Securities at December 31, 2014
Fair value	$34,113	$121,455	$1,064,835	$1,217,682	$2,438,085
Amortized cost	33,893	118,891	1,051,026	1,212,724	2,416,534
Yield	3.66%	2.40%	3.02%	3.01%	2.99%

Total Securities at December 31, 2013
Fair value	$9,005	$130,091	$946,754	$1,289,374	$2,375,224
Amortized cost	8,870	129,176	945,637	1,303,528	2,387,211
Yield	3.67%	2.04%	3.12%	3.23%	3.12%

Additional Information

•	Weighted-average yields are based on amortized cost. For presentation in this table, yields on tax-exempt securities have been calculated on a tax-equivalent basis.

•	Information presented in this table regarding mortgage-backed securities is based on final contractual maturities. For additional information about our investment securities portfolio, refer to “Note 4. Investment Securities” and “Note 22. Fair Value Disclosures” to the consolidated financial statements appearing in Part II, Item 8.

Loans and Leases

To build enduring customer relationships, management believes that it must offer loan products that help consumers achieve their financial goals, while being profitable to Susquehanna. Our lending process incorporates an in-depth knowledge of the markets we serve, an understanding of the needs and goals of borrowers, and use of prudent conservative underwriting standards.

During 2014, we experienced a slight decline in lending activity due to a very competitive environment for earning assets, and a sale of $255.8 million of auto loans. As a result loans and leases net of unearned income, decreased $58.2 million, or 0.4%, from $13.6 billion at December 31, 2013, to $13.5 billion at December 31, 2014. Excluding the sale of loans, the loan portfolio grew by $197.6 million, or 1.5%. This decrease follows 2013’s increase in loans and leases of 5.3%. Commercial, financial, and agricultural loans increased $35.7 million in 2014, compared to $121.2 million in 2013. Real estate construction loans, which we consider to be higher-risk loans, increased by $52.4 million in 2014 compared to a $111.9 million decline in 2013. For additional information about our real estate construction portfolio, refer to the discussion under “Risk Assets” presented below. Consumer loans decreased by $200.0 million in 2014 compared to a $110.4 million increase in 2013. Excluding the sale of the auto loans, consumer loans increased by $55.8 million, or 5.9%. Loans secured by commercial real estate decreased by $77.4 million in 2014 compared to 2013’s increase of $104.2 million. During 2014, loans secured by residential real estate decreased by $9.7 million compared to 2013’s growth of $138.6 million, and leasing assets increased by $140.9 million in 2014, following $318.7 million increase in growth in 2013.

Table 15 presents loans outstanding, by type of loan, in our portfolio for the past five years. Our bank subsidiary historically has reported a significant amount of loans secured by real estate. Many of these loans have real estate collateral taken as additional security not related to the acquisition of the real estate pledged. Open-ended home equity loans totaled $1.7 billion at December 31, 2014. Senior liens on 1-4 family residential properties totaled $2.1 billion at December 31, 2014, and much of the $3.7 billion in loans secured by non-farm, non-residential properties represented collateralization of operating lines of credit or term loans that finance equipment, inventory, or receivables. Loans secured by farmland totaled $262.4 million, while loans secured by multi-family residential properties totaled $310.2 million at December 31, 2014.

We had no single concentration of loans in any particular industry or group of industries in 2014 or 2013, in excess of 25% of risk-based capital.

Table 15

Loan and Lease Portfolio

At December 31,	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial, financial, and agricultural	$2,430,532	18.0%	$2,394,847	17.6%	$2,273,611	17.6%	$1,871,027	17.9%	$1,816,519	18.9%
Real estate:
construction	788,261	5.8	735,877	5.4	847,781	6.6	829,221	7.9	877,223	9.1
residential	4,194,738	31.0	4,204,430	31.0	4,065,818	31.5	3,212,562	30.8	2,666,692	27.7
commercial	3,991,379	29.5	4,068,816	30.0	3,964,608	30.8	3,136,887	30.0	2,998,176	31.0
Consumer	752,975	5.6	953,000	7.0	842,552	6.5	722,329	6.9	603,084	6.3
Leases	1,359,997	10.1	1,219,116	9.0	900,371	7.0	675,904	6.5	671,503	7.0

Total	$13,517,882	100.0%	$13,576,086	100.0%	$12,894,741	100.0%	$10,447,930	100.0%	$9,633,197	100.0%

Table 16 presents the allocation of the allowance for loan and lease losses by type of loan.

Table 16

Allocation of Allowance for Loan and Lease Losses

At December 31,	2014	2013	2012	2011	2010
	(Dollars in thousands)

Commercial, financial, and agricultural	$49,006	$40,591	$30,207	$30,086	$31,608
Real estate - construction	10,968	26,189	25,171	36,868	50,250
Real estate secured - residential	19,740	24,076	40,292	28,839	28,321
Real estate secured - commercial	40,668	47,434	68,673	77,672	69,623
Consumer	1,195	2,236	3,568	3,263	2,805
Leases	12,730	15,259	13,341	10,561	8,643
Purchased loans now impaired(2)	0	0	1,087	0	0
Loans newly funded and overdrafts	30	29	154	35	36
Loans in process	1,101	827	1,278	742	513
Unallocated	1,084	967	249	34	35

Total	$136,522	$157,608	$184,020	$188,100	$191,834

Reserve for unfunded commitments(1)	$4,465	$4,082	$3,732	$975	$975

(1)	Included in Other liabilities.
(2)	Non-impaired at acquisition.

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

Troubled debt restructurings are loans for which we, for legal or economic reasons related to a debtor’s financial difficulties, have granted a concession to the debtor that we otherwise would not have considered. Concessions that result in the categorization of a loan as a troubled debt restructuring include:

•	Reduction (absolute or contingent) of the stated interest rate;

•	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk;

•	Reduction (absolute or contingent) of the face amount or maturity amount of the debt as stated in the instrument or other agreement; or

•	Reduction (absolute or contingent) of accrued interest.

Table 17 is a presentation of the five-year history of risk assets.

Table 17

Risk Assets

At December 31,	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-performing assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$23,393	$16,827	$10,464	$14,385	$20,012
Real estate - construction	6,832	13,230	14,817	37,727	57,779
Real estate secured - residential	21,858	23,365	28,440	41,922	50,973
Real estate secured - commercial	44,980	46,147	42,621	61,497	65,313
Consumer	37	47	43	0	1
Leases	597	1,199	1,382	947	2,817

Total nonaccrual loans and leases	97,697	100,815	97,767	156,478	196,895
Foreclosed real estate	9,672	16,555	26,245	41,050	18,489

Total non-performing assets	$107,369	$117,370	$124,012	$197,528	$215,384

Total non-performing assets as a percentage of period-end loans and leases and foreclosed real estate	0.79%	0.86%	0.96%	1.88%	2.23%
Allowance for loan and lease losses as a percentage of nonaccrual loans and leases	140%	156%	188%	120%	97%

Loans contractually past due 90 days and still accruing(1)	$8,488	$9,757	$8,209	$10,077	$20,588
Troubled debt restructurings	46,856	72,133	67,775	72,852	114,566

(1)	Loans contractually ninety days past due and still accruing interest are those loans that are well secured and in the process of collection.

Nonaccrual loans and leases decreased from $100.8 million at December 31, 2013, to $97.7 million at December 31, 2014. As a result of this decrease and a decline in foreclosed real estate, total nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate decreased from 0.86% at December 31, 2013 to 0.79% at December 31, 2014.

Nonaccrual loans and leases increased from $97.8 million at December 31, 2012, to $100.8 million at December 31, 2013. As a result of our increased total loan balances and a decline in foreclosed real estate, total nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate decreased from 0.96% at December 31, 2012 to 0.86% at December 31, 2013.

Real Estate - Construction

While we consider real estate – construction a category of higher-risk loans, we saw an improvement in the credit metrics of this category of loans. At December 31, 2014, real estate – construction loans comprised only 5.8% of our total loan and lease portfolio but accounted for 7.0% of total nonaccrual loans and leases, 8.0% of our allowance for loan and lease losses, and (0.5)% of total net charge-offs. At December 31, 2013, these ratios were 5.4%, 13.1%, 16.6%, and 12.1%, respectively.

Additional information about our real estate – construction loan portfolio is presented in Tables 18, 19, and 20. Categories within these tables are defined as follows:

•	Construction loans – loans used to fund vertical construction for residential and non-residential structures;

•	Land development loans – loans secured by land for which the approvals for site improvements have been obtained, the site improvements are in progress, or the site improvements have been completed; and

•	Raw land – loans secured by land for which there are neither approvals nor site improvements.

Table 18

Construction, Land Development, and Other Land Loans – Portfolio Status

Category	Balance at December 31, 2014	% of Total Construction	Past Due 30-89 Days	Past Due 90 Days and Still Accruing	Non Accrual	Other Internally Monitored(1)	Net Charge- Offs(2)	Reserve(3)
	(Dollars in thousands)
1-4 Family:
Construction	$194,041	24.6%	0.1%	0.0%	0.5%	11.9%	(0.1)%	1.5%
Land development	85,530	10.9	0.2	0.2	0.9	0.8	0.6	1.4
Raw land	1,160	0.1	0.0	0.0	29.8	0.0	(58.4)	1.3

	280,731	35.6	0.1	0.1	0.8	8.5	0.0	1.4

All Other:
Construction:
Investor	335,176	42.5	0.0	0.0	1.1	0.1	0.0	1.3
Owner-occupied	46,965	6.0	0.0	0.0	0.0	0.0	0.0	1.4
Land development:
Investor	99,949	12.7	0.0	0.0	0.0	19.4	0.0	1.5
Owner-occupied	4,176	0.5	0.0	0.0	0.0	7.9	0.0	1.4
Raw land:
Investor	20,027	2.5	0.0	0.0	1.3	2.2	(1.6)	1.8
Owner-occupied	1,237	0.2	0.0	0.0	60.0	28.3	0.0	0.7

	507,530	64.4	0.0	0.0	0.9	4.1	0.0	1.4

Total	$788,261	100.0	0.1	0.0	0.9	5.7	0.0	1.4

(1)	Represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list, excluding non-accrual and past-due loans reflected in the prior three columns.
(2)	Represents the amount of net charge-offs in each category for the last twelve months divided by the category loan balance at December 31, 2014 plus the net charge-offs.
(3)	Represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at December 31, 2014.

Table 19

Construction, Land Development, and Other Land Loans – Collateral Locations

	Balance at	Geographical Location by %
Category	December 31, 2014	Maryland	New Jersey	Pennsylvania	Other
	(Dollars in thousands)
1-4 Family:
Construction	$194,041	49.4%	6.4%	38.7%	5.6%
Land development	85,530	46.6	7.1	31.0	15.4
Raw land	1,160	0.0	46.0	54.0	0.0

	280,731	48.3	6.7	36.4	8.6

All Other:
Construction:
Investor	335,176	49.7	10.0	31.3	9.0
Owner-occupied	46,965	4.2	28.9	66.9	0.0
Land development:
Investor	99,949	43.9	4.7	37.4	14.0
Owner-occupied	4,176	53.8	0.0	46.2	0.0
Raw land:
Investor	20,027	23.8	1.8	71.2	3.2
Owner-occupied	1,237	96.8	0.0	3.2	0.0

	507,530	43.4	10.3	37.5	8.8

Total	$788,261	45.2	9.0	37.1	8.7

Table 20

Construction, Land Development, and Other Land Loans – Portfolio Characteristics

Category	Balance at December 31, 2014	Global Debt Coverage Ratio Less than 1.1 Times(1)	Average Loan to Value (current)
	(Dollars in thousands)
1-4 Family:
Construction	$194,041	11.7%	98.4%
Land development	85,530	0.3	74.8
Raw land	1,160	0.0	0.0

	280,731	7.1	96.6

All Other:
Construction:
Investor	335,176	24.7	79.3
Owner-occupied	46,965	0.0	46.1
Land development:
Investor	99,949	3.9	71.3
Owner-occupied	4,176	7.9	47.4
Raw land:
Investor	20,027	12.1	69.1
Owner-occupied	1,237	88.3	73.3

	507,530	17.7	71.8

	$788,261	13.3	84.1

(1)	Global debt coverage ratio is calculated by analyzing the combined cash flows of the borrower, its related entities, and the guarantors (if any). The final global cash flow is divided by the global debt service for the same entities to determine the coverage ratio.

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

Charge-offs are taken in the quarter that we determine that the loan is uncollectable. We exercise our full legal rights to pursue all assets of the borrower and guarantors.

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

We continue to aggressively review our portfolio, contact customers to evaluate their financial situation and where necessary, work with them to find proactive solutions to help limit the number of loans that become delinquent or go into default. We believe that the current economic environment will be challenging, with the volatility of key commodity prices continuing to impact the commercial and industrial, commercial real estate, and consumer credit segments. However, we also believe that we have the proper monitoring systems in place to recognize issues in an appropriate time frame and to minimize the effect on our financial results.

Troubled Debt Restructurings (“TDRs”)

Troubled debt restructurings have decreased from $72.1 million at December 31, 2013 to $46.9 million at December 31, 2014 due to transfers out of TDR status as loans perform in accordance with their modified terms. Additional charge-offs subsequent to the restructuring during the years ended December 31, 2014 and 2013, totaled $0.5 million and $7.6 million, respectively. This compares to 2013’s increase in restructurings of $4.3 million, from $67.8 million at December 31, 2012, when additional charge-offs subsequent to the restructuring totaled $1.1 million.

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

Impaired Loans

Of the $195.6 million of impaired loans (nonaccrual, non-consumer relationships greater than $0.75 million plus accruing restructured loans) at December 31, 2014, $146.8 million, or 75.1%, had no related specific reserve. This compares to $262.9 million of impaired loans at December 31, 2013, where $195.0 million, or 74.2% had no related specific reserve, and $282.7 million of impaired loans at December 31, 2012, where $201.2 million, or 71.2% had no related specific reserve. The determination that no related reserve for these collateral-dependent loans was required was based on the fair value of the underlying collateral.

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

Potential Problem Loans

Potential problem loans, as shown in Table 21, consist of loans that are performing under contract but for which potential credit problems have caused us to place them on our internally monitored loan list. The decrease in potential problem loans can be attributed to a stabilization of economic conditions. Continuing difficulties in the economy and the accompanying impact on these borrowers, as well as future events, such as regulatory examination assessments, may result in these loans and others being classified as non-performing assets in the future.

Table 21

Potential Problem Loans by Loan Category

December 31,	2014	2013	2012
	(Dollars in thousands)

Commercial, financial, and agricultural	$42,999	$48,122	$50,215
Real estate - construction	19,929	21,189	48,020
Real estate secured - residential	15,376	40,899	13,260
Real estate secured - commercial	118,000	156,804	166,032

Total potential problem loans	$196,304	$267,014	$277,527

Loans with principal and/or interest delinquent ninety days or more and still accruing interest totaled $8.5 million at December 31, 2014, a decrease of $1.3 million, from the $9.8 million delinquent ninety days or more and still accruing interest at December 31, 2013. Loans with principal and/or interest delinquent ninety days or more and still accruing interest totaled $8.2 million at December 31, 2012.

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

We believe that in 2015 we will continue to see modest improvement in our credit metrics. We also believe that we have the proper monitoring systems in place to recognize issues in an appropriate time frame.

Goodwill and Other Identifiable Intangible Assets

We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. This test, which requires significant judgment and analysis, involves discounted cash flows and market-price multiples of non-distressed financial institutions.

We performed our annual goodwill impairment tests in the second quarter of 2014, and determined that the fair value of each of our reporting units significantly exceeded its book value, and there was no goodwill impairment.

We performed interim testing as a result of our agreement to be acquired by BB&T. The interim testing performed indicated that the implied fair value of goodwill exceeded its book value and no impairment charge was required.

For additional information about goodwill, refer to “Note 8. “Goodwill and Other Intangible Assets” to the consolidated financial statements appearing in Part II, Item 8.

Deposits

Our deposit base is consumer-oriented, consisting of time deposits, primarily certificates of deposit with various terms, interest-bearing demand accounts, savings accounts, and demand deposits. Average deposit balances by type and the associated average rate paid are summarized in Table 22.

Table 22

Average Deposit Balances

Year ended December 31,	2014		2013		2012
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)

Demand deposits	$1,910,810	0.00%	$1,905,502	0.00%	$1,873,755	0.00%
Interest-bearing demand deposits	6,189,947	0.26	5,968,726	0.28	5,453,701	0.38
Savings deposits	1,125,299	0.10	1,070,248	0.11	989,123	0.12
Time deposits	4,040,076	1.02	3,833,262	1.11	3,939,528	1.20

Total	$13,266,132	0.44	$12,777,738	0.47	$12,256,107	0.56

Total deposits increased $852.5 million, or 6.6%, from December 31, 2013 to December 31, 2014. Time deposits increased 2.9% while our core deposits, which consist of noninterest-bearing demand deposits, interest-bearing demand deposits, and savings deposits, increased 8.2%. This compares to 2013’s growth when total deposits increased 4.3%, including core deposits which increased 7.5%, while time deposits decreased 2.7%. Deposit growth continues to be a top priority for us, as we continue to enhance our deposit products to meet our customer’s needs. The increase in core deposits help to lower our overall deposit costs from 47 basis points in 2013 to 44 basis points in 2014.

We do not rely upon time deposits of $100 thousand or more as a principal source of funds, as they represent only 12.8% of total deposits. Table 23 presents a breakdown by maturity of time deposits of $100 thousand or more as of December 31, 2014.

Table 23

Deposit Maturity

Time of $100,000 or more

December 31,	2014	2013
	(Dollars in thousands)

Three months or less	$504,040	$531,902
Over three months through six months	208,556	254,148
Over six months through twelve months	567,956	494,075
Over twelve months	475,329	431,107

Total	$1,755,881	$1,711,232

Borrowings

We utilize borrowings as a supplement to our main funding source, deposits. Our borrowings consist of both short-term borrowings to meet funding needs, and long-term debt to provide funding and, to a lesser extent, regulatory capital. Average short-term borrowings in 2014 were $1.6 billion at a cost of 1.65%, compared to $1.9 billion at a cost of 1.26% in 2013. Average long-term debt totaled $463.2 million at a cost of 2.44% in 2014, compared to $574.6 million at a cost of 3.14% in 2013.

During the first half of 2014, a $75.0 million 4.75% Subordinated Note matured, and we redeemed a $5.3 million 12% Trust Preferred Security. We did not issue any new long-term debt in 2014 or 2013.

For additional information about borrowings, refer to “Note 10. Borrowings” to the consolidated financial statements appearing in Part II, Item 8.

Contractual Obligations and Commercial Commitments

Table 24 presents certain of our contractual obligations and commercial commitments at December 31, 2014 and their expected year of payment or expiration.

Table 24

Contractual Obligations and Commercial Commitments

Contractual Obligations

	Payments Due by Period
		Less than			Over
At December 31, 2014	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
	(Dollars in thousands)

Certificates of deposit	$3,930,754	$2,674,345	$928,797	$307,472	$20,140
FHLB borrowings	913,449	862,576	3,924	46,949	0
Long-term debt	321,334	0	0	25,217	296,117
Operating leases	245,062	26,053	50,894	38,467	129,648
Residual value guaranty fees	11,400	3,300	8,100	0	0

	Payments Due by Period
		Less than			Over
At December 31, 2013	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
	(Dollars in thousands)

Certificates of deposit	$3,819,616	$2,671,056	$925,006	$190,912	$32,642
FHLB borrowings	1,531,282	1,460,218	23,186	47,878	0
Long-term debt	405,229	75,000	0	25,227	305,002
Operating leases	254,818	25,688	48,152	41,462	139,516
Residual value guaranty fees	10,500	3,000	7,500	0	0

Other Commercial Commitments

	Commitment Expiration by Period
		Less than			Over
At December 31, 2014	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
	(Dollars in thousands)

Standby letters of credit	$256,886	$156,438	$48,581	$51,839	$28
Commercial commitments	1,290,047	1,084,674	111,716	76,985	16,672
Real estate commitments	472,604	269,759	178,201	24,508	136

	Commitment Expiration by Period
		Less than			Over
At December 31, 2013	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
	(Dollars in thousands)

Standby letters of credit	$331,235	$216,293	$80,803	$34,111	$28
Commercial commitments	1,076,397	892,980	95,959	61,067	26,391
Real estate commitments	411,631	240,461	164,650	5,836	684

Shareholders’ Equity

During the third quarter of 2014 we executed a stock repurchase program in which we repurchased, and retired, approximately 3.5%, or 6.5 million shares of our outstanding common stock.

Total shareholders’ equity increased $36.3 million, or 1.3%, during 2014. The primary components of the change were: net income of $144.4 million; a $10.7 million positive adjustment to accumulated other comprehensive loss resulting from increased fair values of available for sale securities; and, $11.1 million issuance of common stock related to share-based compensation. Partially offsetting these increases were dividends paid to shareholders of $63.2 million, and the $66.7 million reduction due to the repurchase and retirement of common stock.

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

Based on an analysis of the New Capital Rules, management believes that we would be fully compliant with the revised standards as of December 31, 2014 if they had been effective on that date.

We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. At December 31, 2014, the capital ratios of Susquehanna exceed the “well-capitalized” thresholds under capital requirements applicable as of that date as shown in Table 25.

Table 25

Susquehanna Capital Ratios

		Well-capitalized
	At December 31, 2014	Threshold
Tier 1 Common Ratio	10.95%	N/A
Leverage Ratio	9.61%	5.00%
Tier 1 Capital Ratio	12.00%	6.00%
Total Risk-based Capital Ratio	13.16%	10.00%

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

Liquidity Risk

Company Liquidity

Our primary sources of liquidity at the parent holding company level are dividends from Susquehanna Bank, dividends from non-bank subsidiaries, investment income, proceeds from the sale of investments, and net proceeds from borrowings and capital offerings. During 2014 and 2013, our primary uses of liquidity at the parent holding company level were the payment of interest to holders of notes and capital securities, the payment of dividends to common shareholders, the repurchase of our common stock, and operating expenses of the parent holding company. During 2014 and 2013, a total of 6.7 million and 56 thousand shares of common stock were repurchased at a cost of $69.8 million and $681 thousand, respectively.

During 2014 and 2013, Susquehanna Bank paid dividends to the parent holding company of $145.5 million and $180.5 million, respectively. There are certain restrictions on the payment of dividends by Susquehanna Bank to the parent holding company. At December 31, 2014, $12.5 million was available for dividend distribution to the parent holding company from its banking subsidiary. Additional liquidity is available to us through equity or debt offerings. The ability to execute these transactions could be affected by adverse credit ratings or market conditions.

Management is not aware of any events that are reasonably likely to have a material adverse effect on the parent holding company’s liquidity.

Bank Liquidity

Management believes the sources of liquidity at the Bank are sufficient to support our banking operations.

Susquehanna Bank’s primary sources of liquidity are deposit accounts, purchased funds, repurchase agreements, borrowings, and the sale, maturity, or call of investment securities. Susquehanna’s primary use of liquidity is the origination and purchase of loans; extension of credit; purchase of investment securities; management of working capital; and funding debt and capital service. Deposits represented 88.5% and 83.5% of total bank funding at December 31, 2014 and 2013, respectively. Brokered deposits at December 31, 2014 and 2013 were $340.9 million and $566.8 million representing 2.5% and 4.4% of total deposits, respectively. At December 31, 2014 and 2013, Susquehanna Bank had approximately $4.1 billion, respectively, available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and $3.2 billion and $2.5 billion, respectively, of additional borrowing capacity subject to the pledge of additional collateral. Susquehanna Bank pledged certain auto leases, certain auto loans, certain commercial finance leases, and certain investment securities to the Federal Reserve’s Discount Window to obtain collateralized borrowing availability. Susquehanna Bank had unused collateralized borrowing availability at the Federal Reserve’s Discount Window of $1.6 billion and $1.5 billion, at December 31, 2014 and 2013, respectively.

Susquehanna Bank had unrestricted investment securities with a market value of $1.2 billion and $1.0 billion for the periods ended December 31, 2014 and 2013, respectively.

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

Tables 26 and 27 summarizes the results of the Core Scenarios for equity at risk and earnings at risk assuming instantaneous, parallel, and sustained upward interest rate shocks of 100 and 200 basis points, which we deem most relevant in the current economic environment, at December 31, 2014 and 2013. The results for equity at risk assuming a 200 basis point increase in interest rates produces a negative 0.8% change in equity while the results for earnings at risk assuming a 200 basis point increase in interest rates produces a positive 5.0% change in net interest income over a one-year time horizon as compared to a base case scenario assuming no change in interest rates. Equity at risk and earnings at risk may not produce highly correlated results due to the fundamental nature of the two simulation techniques. Equity at risk measures cash flows over time horizons that capture the interest rate characteristics of assets and liabilities that may change within one year and beyond one year. In contrast, the calculation of earnings at risk is focused on the interest rate characteristics of assets and liabilities that may alter earnings within a one-year time horizon.

Table 26

Equity at Risk

At December 31, 2014	Base Present Value	+1%	+2%
	(Dollars in thousands)
Assets
Cash and due from banks	$506,304	$506,304	$506,304
Short-term investments	81,537	81,534	81,532
Securities available for sale	2,576,469	2,465,517	2,378,425
Loans and leases, net of unearned income	13,304,139	13,088,799	12,873,904
Other assets	2,134,108	2,134,108	2,134,107

Total assets	$18,602,557	$18,276,262	$17,974,272

Liabilities
Deposits:
Non-interest bearing	$1,748,606	$1,666,840	$1,591,647
Interest-bearing	11,079,247	10,869,172	10,671,537
Total borrowings	1,755,221	1,739,589	1,720,689
Other liabilities	404,241	404,241	404,241

Total liabilities	14,987,315	14,679,842	14,388,114
Total economic equity	3,615,242	3,596,420	3,586,158

Total liabilities and equity	$18,602,557	$18,276,262	$17,974,272

Change in economic value of equity	$0	$(18,822)	$(29,084)
% change in economic value of equity	0%	(0.5)%	(0.8)%
Risk tolerance policy		(5.0)%	(10.0)%

At December 31, 2013	Base Present Value	+1%	+2%
	(Dollars in thousands)
Assets
Cash and due from banks	$305,357	$305,357	$305,357
Short-term investments	83,227	83,225	83,222
Securities available for sale	2,529,787	2,437,647	2,344,297
Loans and leases, net of unearned income	13,306,068	13,054,116	12,823,143
Other assets	2,132,971	2,132,971	2,132,971

Total assets	$18,357,410	$18,013,316	$17,688,990

Liabilities
Deposits:
Non-interest bearing	$1,676,558	$1,599,646	$1,528,975
Interest-bearing	10,224,541	10,042,311	9,860,796
Total borrowings	2,519,499	2,490,085	2,458,748
Other liabilities	345,843	345,843	345,843

Total liabilities	14,766,441	14,477,885	14,194,362
Total economic equity	3,590,969	3,535,431	3,494,628

Total liabilities and equity	$18,357,410	$18,013,316	$17,688,990

Change in economic value of equity	$0	$(55,538)	$(96,341)
% change in economic value of equity	0%	(1.5)%	(2.7)%
Risk tolerance policy		(15.0)%	(25.0)%

Table 27

Earnings at Risk

At December 31, 2014	Base Scenario	+1%	+2%
	(Dollars in thousands)
Interest income:
Short-term investments	$284	$1,930	$3,635
Investments	58,023	62,020	65,459
Loans and leases	571,537	632,044	696,903

Total interest income	629,844	695,994	765,997

Interest expense:
Interest-bearing demand and savings	22,195	56,583	89,614
Time	46,183	56,598	68,992
Total borrowings	37,050	47,883	56,663

Total interest expense	105,428	161,064	215,269

Net interest income	$524,416	$534,930	$550,728

Net interest income at risk	$0	$10,515	$26,313
% change in net interest income at risk	0%	2.0%	5.0%
Risk tolerance policy		(5.0)%	(7.5)%

At December 31, 2013	Base Scenario	+1%	+2%
	(Dollars in thousands)
Interest income:
Short-term investments	$296	$1,664	$3,038
Investments	58,869	62,046	65,467
Loans and leases	591,349	649,571	713,848

Total interest income	650,514	713,281	782,353

Interest expense:
Interest-bearing demand and savings	14,249	46,447	74,845
Time	32,086	41,677	53,182
Total borrowings	50,954	66,705	80,406

Total interest expense	97,289	154,829	208,433

Net interest income	$553,225	$558,452	$573,920

Net interest income at risk	$0	$5,227	$20,695
% change in net interest income at risk	0%	1.0%	3.7%
Risk tolerance policy		(7.5)%	(10.0)%

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

Vehicle Leasing Residual Value Risk

In an effort to manage the vehicle residual value risk arising from the auto leasing business of Hann and our affiliate bank, Hann and the bank have entered into arrangements with Auto Lenders Liquidation Center, Inc. (“Auto Lenders”) pursuant to which Hann or the bank, as applicable, effectively transferred to Auto Lenders substantially all residual value risk of its respective auto lease portfolio, and all residual value risk on any new leases originated over the term of the applicable agreement. Auto Lenders, which was formed in 1990, is a used-vehicle remarketer with five retail locations in New Jersey and has access to various wholesale facilities throughout the country. Under these arrangements, Auto Lenders agrees to purchase the beneficial interest in all vehicles returned by the obligors at the scheduled expiration of the related leases for a purchase price equal to the stated residual value of such vehicles. Stated residual values of new leases are set in accordance with the standards approved in advance by Auto Lenders. Under a servicing agreement with Auto Lenders, Hann agrees to make monthly guaranty payments to Auto Lenders based upon a negotiated schedule covering a three-year period. At the end of each year, the servicing agreement may be renewed by the mutual agreement of the parties for an additional one-year term, beyond the current three-year term, subject to renegotiation of the payments. For a schedule of future payment commitments, refer to “Table 24, Contractual Obligations and Commercial Commitments”. During the renewal process, we periodically evaluate the best remarketing and/or residual guarantee alternatives for Hann and our bank subsidiary.

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

PART II

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements of Susquehanna are submitted herewith:

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

Years ended December 31,	2014	2013
	(in thousands, except share data)
Assets
Cash and due from banks	$506,304	$305,357
Unrestricted short-term investments	37,149	37,967

Cash and cash equivalents	543,453	343,324
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	1,439	2,347
Restricted short-term investments	42,949	42,913
Securities available for sale	2,438,085	2,375,224
Restricted investment in bank stocks	115,570	158,232
Loans and leases, net of deferred costs and fees	13,455,046	13,503,392
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	62,836	72,694
Less: Allowance for loan and lease losses	136,522	157,608

Net loans and leases	13,381,360	13,418,478

Premises and equipment, net	167,048	173,542
Other real estate and foreclosed assets	10,099	17,573
Accrued interest receivable	39,249	41,690
Bank-owned life insurance	446,676	449,320
Goodwill	1,275,439	1,275,439
Intangible assets with finite lives	25,575	32,262
Deferred income tax assets	7,648	6,472
Other assets	166,800	136,673

Total Assets	$18,661,390	$18,473,489

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$1,964,510	$1,913,526
Interest-bearing	11,757,333	10,955,846

Total deposits	13,721,843	12,869,372
Federal Home Loan Bank short-term borrowings	850,000	1,450,000
Other short-term borrowings	516,089	555,740
Federal Home Loan Bank long-term borrowings	63,449	81,282
Other long-term debt	175,217	250,227
Junior subordinated debentures	146,117	155,002
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna’s general credit	30,570	48,031
Accrued interest, taxes, and expenses payable	85,075	82,150
Deferred income tax liabilities	133,932	70,308
Other liabilities	185,173	193,790

Total Liabilities	15,907,465	15,755,902

Shareholders’ equity:
Common stock, $2.00 par value, 400,000,000 shares authorized; Issued: 182,591,930 at December 31, 2014, and 187,676,711 at December 31, 2013	365,184	375,353
Treasury stock, at cost: 553,295 at December 31, 2014, and 313,568 at December 31, 2013	(5,571)	(2,531)
Additional paid-in capital	1,609,663	1,652,116
Retained earnings	825,471	744,215
Accumulated other comprehensive loss, net of taxes of $22,344 and $25,039	(40,822)	(51,566)

Total Shareholders’ Equity	2,753,925	2,717,587

Total Liabilities and Shareholders’ Equity	$18,661,390	$18,473,489

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years ended December 31,	2014	2013	2012
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$592,458	$627,833	$642,190
Securities:
Taxable	36,513	40,990	49,215
Tax-exempt	13,662	14,193	14,637
Dividends	7,635	5,258	4,444
Short-term investments	89	108	144

Total interest income	650,357	688,382	710,630

Interest Expense:
Deposits:
Interest-bearing demand and savings	17,562	17,806	21,811
Time	41,376	42,712	47,168
Federal Home Loan Bank short-term borrowings	18,227	15,187	12,747
Other short-term borrowings	8,288	8,694	8,711
Federal Home Loan Bank long-term borrowings	945	1,142	976
Other long-term debt	10,352	16,901	27,979

Total interest expense	96,750	102,442	119,392

Net interest income	553,607	585,940	591,238
Provision for loan and lease losses	25,200	31,000	64,000

Net interest income, after provision for loan and lease losses	528,407	554,940	527,238

Noninterest Income:
Service charges on deposit accounts	37,115	36,989	34,428
Vehicle origination and servicing fees	9,460	11,725	10,366
Wealth management commissions and fees	51,750	51,333	47,705
Commissions on property and casualty insurance sales	17,548	16,797	15,894
Other commissions and fees	22,002	18,991	18,454
Income from bank-owned life insurance	6,480	6,013	6,471
Mortgage banking revenue	10,335	12,828	17,805
Capital markets revenue	6,147	7,485	3,294
Net realized gain (loss) on sales and impairment of securities	3,410	(1,394)	1,433
Realized gain on sale of branch properties	0	4,945	0
Other	14,396	18,017	10,909

Total noninterest income	178,643	183,729	166,759

Noninterest Expenses:
Salaries and employee benefits	276,754	262,638	251,583
Occupancy	50,112	45,448	45,231
Furniture and equipment	16,121	14,851	15,725
Professional and technology services	26,549	25,137	26,166
Advertising and marketing	14,386	12,054	12,317
FDIC insurance	19,917	19,878	20,486
Legal fees	6,800	7,422	8,150
Amortization of intangible assets	9,337	11,626	12,525
Vehicle lease disposal	8,970	5,012	6,342
Merger related	885	0	17,351
Loss on extinguishment of debt	0	0	5,860
Branch consolidation costs	0	6,603	0
Other	73,307	80,171	68,281

Total noninterest expenses	503,138	490,840	490,017

Income before income taxes	203,912	247,829	203,980
Provision for income taxes	59,464	74,150	62,808

Net Income	$144,448	$173,679	$141,172

Earnings per common share:
Basic	$0.78	$0.93	$0.77
Diluted	$0.78	$0.92	$0.77
Cash dividends per common share	$0.34	$0.24	$0.28
Average common shares outstanding:
Basic	185,380	186,927	182,896
Diluted	186,258	187,835	183,578

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31,	2014	2013	2012
	(in thousands)
Net Income	$144,448	$173,679	$141,172

Other comprehensive income (loss):

Change in unrealized gain (loss) on securities available for sale	33,538	(69,948)	22,043
Tax effect and reclassification adjustment	(12,058)	25,232	(7,910)

	21,480	(44,716)	14,133

Non-credit related unrealized gain on other-than-temporarily impaired debt securities	0	884	2,723
Tax effect	0	(324)	(998)

	0	560	1,725

Change in unrealized gain (loss) on cash flow hedges	18,084	20,398	(1,812)
Tax effect	(6,601)	(7,445)	579

	11,483	12,953	(1,233)

Changes in postretirement benefit obligations	(34,183)	25,992	(8,967)
Tax effect	11,964	(9,097)	3,138

	(22,219)	16,895	(5,829)

Total other comprehensive income (loss)	10,744	(14,308)	8,796

Total comprehensive income	$155,192	$159,371	$149,968

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31,	2014	2013	2012
	(in thousands)
Cash Flows from Operating Activities:
Net income	$144,448	$173,679	$141,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	51,533	54,863	52,153
Provision for loan and lease losses	25,200	31,000	64,000
Stock compensation expense	5,585	3,021	1,501
Realized (gain) loss on available-for-sale securities, net	(3,410)	1,394	(1,433)
Deferred income tax expense	55,754	63,031	64,076
Gain on sale of loans and leases	(14,772)	(14,055)	(20,244)
Gain on sale of foreclosed assets	(894)	(351)	(2,168)
Gain on sale of fixed assets	(255)	(4,600)	0
Mortgage loans originated for sale	(457,923)	(509,985)	(586,382)
Proceeds from sale of mortgage loans originated for sale	448,017	543,378	591,347
Increase in cash surrender value of bank-owned life insurance	(6,415)	(9,359)	(5,751)
Contributions to defined benefit pension plan	(22,900)	0	0
Decrease (increase) in accrued interest receivable	2,441	(1,386)	1,866
Increase (decrease) in accrued interest payable	145	(534)	(1,330)
Increase (decrease) in accrued expenses and taxes payable	2,780	876	(13,263)
Other, net	(37,446)	30,533	39,865

Net cash provided by operating activities	191,888	361,505	325,409

Cash Flows from Investing Activities:
Net decrease (increase) in restricted short-term investments	872	34,366	(4,530)
Activity in available-for-sale securities:
Sales	155	53,993	157,278
Maturities, repayments, and calls	442,759	610,403	680,332
Purchases	(485,671)	(552,350)	(995,869)
Net decrease (increase) in restricted investment in bank stock	42,662	(5,798)	(11,784)
Proceeds from sale of loans originated for investment	256,372	0	0
Net increase in loans and leases originated for investment	(236,868)	(774,511)	(544,642)
Purchase of bank-owned life insurance	0	(6,050)	(4,087)
Proceeds from bank-owned life insurance	9,059	16,359	6,366
Proceeds from sale of foreclosed assets	15,084	22,716	37,188
Business acquisitions	0	0	(2,487)
(Additions) deletions to premises and equipment, net	(10,593)	2,257	(9,919)

Net cash provided by (used in) investing activities	33,831	(598,615)	(692,154)

Cash Flows from Financing Activities:
Net increase in deposits	852,471	289,326	215,202
Net (decrease) increase in other short-term borrowings	(39,651)	(261,837)	194,043
Net (decrease) increase in short-term FHLB borrowings	(600,000)	352,000	198,000
Repayment of long-term FHLB borrowings	(16,170)	(17,738)	(22,237)
Proceeds from issuance of long-term debt	0	0	149,025
Repayment of long-term debt	(97,801)	(60,216)	(337,042)
Proceeds from issuance of common stock	8,532	7,888	6,181
Purchases and retirement of common stock	(66,739)	0	0
Purchase of treasury stock	(3,040)	(681)	(587)
Cash dividends paid	(63,192)	(44,900)	(51,393)

Net cash (used in) provided by financing activities	(25,590)	263,842	351,192

Net change in cash and cash equivalents	200,129	26,732	(15,553)
Cash and cash equivalents at January 1	343,324	316,592	332,145

Cash and cash equivalents at December 31	$543,453	$343,324	$316,592

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Years ended December 31,	2014	2013	2012
	(in thousands)
Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$96,604	$102,976	$120,721
Income tax payments (refunds)	23,652	(21,809)	16,873
Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	13,077	14,940	24,125
Capitalized servicing rights	4,833	1,691	0
Acquisitions:

			Tower
Common stock issued			302,112
Fair value of assets acquired (noncash)			2,302,604
Fair value of liabilities acquired (noncash)			2,255,413

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements Of Changes In Shareholders’ Equity

Years Ended December 31, 2014, 2013, and 2012	Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
	(In thousands, except share data)
Balance at January 1, 2012	157,067,887	$314,136	$(1,263)	$1,397,152	$525,657	$(46,054)	$2,189,628
Total comprehensive income					141,172	8,796	149,968
Issuance of common stock in Tower Bancorp, Inc. purchase	30,760,933	61,522		240,590			302,112
Issuance of common stock and share-based awards under employee benefit plans	844,402	1,688	(587)	4,493			5,594
Repurchase and retirement of common stock	(1,861,580)	(3,723)		3,723			0
Cash dividends paid on common stock ($0.28 per share)					(51,393)		(51,393)

Balance at December 31, 2012	186,811,642	373,623	(1,850)	1,645,958	615,436	(37,258)	2,595,909
Total comprehensive income					173,679	(14,308)	159,371
Issuance of common stock and share-based awards under employee benefit plans	865,069	1,730	(681)	6,158			7,207
Cash dividends paid on common stock ($0.24 per share)					(44,900)		(44,900)

Balance at December 31, 2013	187,676,711	375,353	(2,531)	1,652,116	744,215	(51,566)	2,717,587
Total comprehensive income					144,448	10,744	155,192
Issuance of common stock and share-based awards under employee benefit plans	1,415,219	2,831	(3,040)	11,286			11,077
Repurchase and retirement of common stock	(6,500,000)	(13,000)		(53,739)			(66,739)
Cash dividends paid on common stock ($0.34 per share)					(63,192)		(63,192)

Balance at December 31, 2014	182,591,930	$365,184	$(5,571)	$1,609,663	$825,471	$(40,822)	$2,753,925

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013, and 2012

(Amounts in thousands, except as noted and per share data)

1. Summary of Significant Accounting Policies

Susquehanna Bancshares, Inc. and subsidiaries (collectively “Susquehanna”) is a financial holding company that operates a commercial bank with 245 branches and non-bank subsidiaries that provide leasing; trust and related services; consumer vehicle financing; investment advisory, asset management, and brokerage services; and property and casualty insurance brokerage services. Susquehanna’s primary source of revenue is derived from loans to business customers who are predominately small and middle-market businesses, and middle-income individuals. On November 11, 2014, Susquehanna and BB&T Corporation (“BB&T”) entered into an agreement and plan of merger under which BB&T will acquire Susquehanna. For additional information about the merger, refer to “Note 2. Business Combinations” to the consolidated financial statements appearing in Part II, Item 8.

The accounting and reporting policies of Susquehanna conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, where applicable, to accounting and reporting guidelines prescribed by bank regulatory authorities. The more significant accounting policies follow:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the parent company and its wholly owned subsidiaries: Susquehanna Bank and subsidiaries, The Addis Group, LLC (“Addis”), Boston Service Company, Inc. (t/a Hann Financial Service Corporation) (“Hann”), Stratton Management Company and subsidiary (“Stratton”), and Valley Forge Asset Management LLC (“VFAM”). The consolidated financial statements also include subsidiaries over which Susquehanna has a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations or assets acquired and liabilities assumed are included only from the dates of acquisition.

Reclassifications. Certain prior year amounts have been reclassified to conform to current period classifications. The reclassifications had no effect on gross revenues, gross expenses, net income, shareholders’ equity, or the net change in cash and cash equivalents and are not material to previously issued financial statements.

Use of Estimates. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported and contingent amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the: determination of the allowance for loan and lease losses; the fair value of financial instruments, such as loans, investment securities, and derivatives; measurement and assessment of goodwill and intangible assets; benefit plan obligations and expenses; and income tax assets, liabilities and expenses.

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

Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase are classified as secured short-term borrowings and are recorded at the amount of cash received in connection with the transaction. The securities pledged to secure the repurchase agreements remain in the available-for-sale securities portfolio, and total $397.8 million and $404.3 million at December 31, 2014 and 2013, respectively.

Restricted Short-term Investments. Restricted short-term investments represents amounts posted as collateral for derivatives in a loss position.

Restricted Investment in Bank Stocks. Restricted investment in bank stocks consist of Philadelphia Federal Reserve Bank (“FRB”) stock, Pittsburgh Federal Home Loan Bank (“FHLB”) stock, and Atlantic Community Bankers Bank (“ACBB”) stock. Federal law requires a member institution of the district FRB and FHLB to hold stock according to predetermined formulas. Atlantic Community Bankers Bank requires its correspondent banking institutions to hold stock as a condition of membership. The restricted investment in bank stock is carried at cost. Quarterly, we evaluate the bank stocks for impairment. We evaluate recent and long-term operating performance, liquidity, funding and capital positions, stock repurchase history, dividend history, and impact of legislative and regulatory changes.

Securities. Susquehanna classifies debt and marketable equity securities as available for sale on the date of purchase. Susquehanna did not have any securities classified as trading or held to maturity at December 31, 2014 or 2013. Securities are classified as available for sale and reported at fair value. Interest income and dividends are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income using the effective interest method.

Changes in unrealized gains and losses, net of related deferred taxes, for available-for-sale securities are recorded in accumulated other comprehensive income. The credit component of other-than-temporary impairment is recorded in noninterest income, and the non-credit component is recorded in accumulated other comprehensive income. Realized gains and losses on securities are recognized using the specific identification method and are included in noninterest income.

Securities classified as available for sale include investments that management intends to use as part of its asset/liability management strategy. Securities may be sold in response to changes in interest rates, changes in prepayment rate, and other factors. Susquehanna does not have the intent to sell any of its available-for-sale securities that are in an unrealized loss position, and it is more likely than not that Susquehanna will not be required to sell these securities before recovery of its amortized cost basis.

Loans and Leases. The accounting methods for loans and leases differ depending on whether the loans are originated or purchased, and if purchased, whether or not the purchased loans reflected credit deterioration since the date of origination such that it is probable on the purchase date that Susquehanna will be unable to collect all contractually required payments.

Originated loans and leases.

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, are stated at their recorded investment, which reflects unpaid principal balances, adjusted for any unamortized deferred fees, costs, discounts, and charge-offs. Direct, and indirect (consumer vehicle), financing leases are carried at the aggregate of lease payments receivable and estimated guaranteed residual value of the leased property, less unearned income. Residual values for vehicle leases are guaranteed by a third party unrelated to either Susquehanna or the lessee.

Loans and Leases Income Recognition.

Interest income on loans and leases is computed using the effective interest method. Loan and lease origination fees and certain direct loan and lease origination costs are deferred, and the net amount is recognized as an adjustment to the yield on the related loans and leases over the contractual life of the loans and leases. In circumstances in which fees and costs substantially offset each other for a group of loans and leases, the fees and costs are recognized as earned or incurred.

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

Troubled debt restructuring classification: Troubled debt restructurings (“TDR”) are loans for which Susquehanna, for legal or economic reasons related to a debtor’s financial difficulties, has granted a concession to the debtor that it otherwise would not have considered. Concessions, whether negotiated or imposed by bankruptcy, include:

•	Reduction (absolute or contingent) of the stated interest rate

•	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk

•	Reduction (absolute or contingent) of the face amount or maturity amount of the debt as stated in the instrument or other agreement, and

•	Reduction (absolute or contingent) of accrued interest.

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

Management reviews all pass graded individual commercial and commercial real estate loans and/or total loan concentration to one borrower no less frequently than annually. As part of the credit monitoring process, loan officers perform formal reviews based upon the credit attributes of the respective loans. Pass graded loans are continually monitored through the review of current information related to each loan. The nature of the current information available and used includes, as applicable, review of payment status, receipt and analysis of interim and annual financial statements, rent roll data, delinquent property tax searches, periodic loan officer inspections of properties, and loan officer knowledge of their borrowers, as well as the business environment in their respective market areas. Management performs a formal review on a more frequent basis if the above considerations indicate that such review is warranted. Further, based upon consideration of the above information, if appropriate, loan grading can be reevaluated prior to the scheduled full review.

Other credit exposures, such as consumer loans, residential real estate loans, and leases, are monitored in the aggregate to as they are of relatively small dollar size and homogeneous in nature.

Individually evaluated loans.

Management evaluates loans that are classified as TDR and the following loans greater than $1.0 million individually for impairment: originated commercial, commercial real estate, and real estate – construction loans, when current information and events indicate that it is probable that the contractual amounts due will not be collected. The extent of loss is estimated using one of three methods: the fair value of the loan’s collateral if the loan is collateral dependent (collateral method), the present value of expected future cash flows discounted at the loan’s effective interest rate (cash flow method), or the loan’s observable market price.

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

Under our methodology for collectively-evaluating loans, historical net charge off rates for the last three years on a rolling quarter-to-quarter basis, weighted towards the more recent periods, are determined and averaged for: (a) commercial credits (including agriculture, commercial, commercial real estate, land acquisition, development and construction); and (b) consumer credits (including residential real estate, consumer direct, consumer indirect, consumer revolving, and leases). After determining the weighted average loss rates, management adjusts these rates for certain considerations, such as:

•	portfolio segments where the timeline from the loss triggering event to loss confirmation is greater than 12 months, such as is the case for commercial and residential exposures

•	evaluations of the factors specified in bank regulatory guidance, such as current economic trends and factors, risk rating trends, delinquency, credit concentrations, credit administration, or changes in products and volume, and

•	estimates of probable incurred losses on loans where Susquehanna holds a second or more junior lien and does not also own or service the first lien estimates of unallocated but probable incurred losses to cover uncertainties in the existing loan portfolio.

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

Changes in the fair value of derivatives designated as fair value hedges are recorded in earnings, together and in the same income statement line item with changes in the fair value of the related hedged item. Changes in the fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive loss and are reclassified into the line item in the income statement in which the hedged item is recorded and in the same period in which the hedged item affects earnings. Hedge ineffectiveness and gains and losses on the excluded component of a derivative in assessing hedge effectiveness are recorded in earnings.

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

Sale Leaseback. In 2013, 30 bank branches were sold and leased back under lease agreements of fifteen and twenty six years. The branch sale transactions were accounted for as sales of real estate and the lease agreements accounted were categorized as operating leases. The accounting was evaluated to ensure that the sale leaseback resulted in the following: (1) a qualified sale existed and not a financing; (2) no continuing involvement existed other than a normal leaseback; and (3) the lease was properly categorized as an operating or capital lease. Cash proceeds of $52.3 million were included with Cash Flows from Investing Activities in the caption Additions (deletions) to premises and equipment, net. The transaction resulted in a deferred gain of $33.3 million, which is being recognized over the term of the leases and is included with Cash Flows from Operating Activities in the caption Other, net.

Goodwill and Other Intangible Assets. Goodwill is calculated as the purchase premium, if any, after adjusting for the fair value of net assets acquired in purchase transactions. Goodwill is not amortized but is reviewed for potential impairment on at least an annual basis. Susquehanna tests for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit. For the years ended December 31, 2014, 2013, and 2012, there was no impairment.

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

Accumulated Other Comprehensive Loss. Susquehanna records unrealized gains and losses on available-for-sale securities, unrealized gains and losses on cash flow hedges, and unrecognized actuarial gains and losses, transition obligation and prior service costs on pensions and other postretirement benefit plans in accumulated other comprehensive loss, net of taxes. Unrealized gains and losses on available-for-sale securities are reclassified into earnings as the gains or losses are realized upon sale of the securities. The credit component of unrealized losses on available-for-sale securities that are determined to be other-than-temporarily impaired are reclassified into earnings at the time the determination is made. Unrealized gains or losses on cash flow hedges are reclassified into earnings when the hedged transaction affects earnings.

Securitizations and Variable Interest Entities (VIEs). In 2014, Susquehanna completed an off-balance sheet securitization transaction involving approximately $255.8 million of indirect retail installment contracts secured by new and used automobiles, light-duty trucks and vans (the “receivables”). Susquehanna retained no interest in the notes or the equity certificates privately issued by the securitization trust formed for the transaction. The transaction qualified as a sale of the receivables and therefore received off balance sheet treatment.

In 2006, Susquehanna entered into term securitization transactions in which it sold portfolios of home equity loans to securitization trusts. Both of the securitization trusts are variable interest entities. Susquehanna performed an analysis to determine whether it has a controlling financial interest in these entities, and thus, as the primary beneficiary, would be required to consolidate the entities. An enterprise is deemed to have a controlling financial interest in a VIE if it has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Susquehanna retained servicing responsibilities and interests in the VIEs. Susquehanna receives servicing fees and rights to cash flows remaining after the investors have received the return for which they contracted. Susquehanna, as servicer, has the ability to manage the entities’ assets that become delinquent to improve the economic performance of the entities. Therefore, Susquehanna meets the “power criterion.” In addition, through its ownership of the entities’ equity certificates, and the right to receive servicing fees, Susquehanna has the right to receive potentially significant benefits. Therefore, Susquehanna meets the “losses/benefits criterion.” Since Susquehanna meets both criteria, it is the primary beneficiary of the VIEs and is required to consolidate them.

Income Taxes. Deferred income taxes reflect the temporary tax consequences on future years of differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse.

Earnings per Common Share. Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share includes additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares relate to outstanding stock options, restricted stock awards, restricted stock units, and performance stock units are determined using the treasury stock method.

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

2. Business Combinations

BB&T Corporation

On November 11, 2014 Susquehanna and BB&T Corporation (“BB&T”) entered into an agreement and plan of merger (the “Merger Agreement”) under which BB&T will acquire Susquehanna in a stock and cash transaction. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Susquehanna will merge with and into BB&T, with BB&T as the surviving corporation in the merger. Immediately following the Merger, Susquehanna’s wholly owned subsidiary, Susquehanna Bank, will merge with and into BB&T’s wholly owned bank subsidiary, Branch Banking and Trust Company, with Branch Banking and Trust Company as the surviving corporation in the bank merger (the “Bank Merger”). The Merger Agreement was unanimously approved by the Board of Directors of each of BB&T and Susquehanna.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the merger, Susquehanna shareholders will have the right to receive (i) 0.253 shares of BB&T common stock, par value $5.00 per share, and (ii) $4.05 in cash, for each share of Susquehanna common stock, par value $2.00 per share.

The completion of the Merger is subject to customary conditions, including, among others, (1) the adoption of the Merger Agreement by Susquehanna’s shareholders, (2) authorization for listing on the New York Stock Exchange of the shares of BB&T common stock to be issued in the merger, (3) the effectiveness of the registration statement on Form S-4 for the BB&T common stock to be issued in the merger, (4) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or the Bank Merger or making the consummation of the Merger illegal and (5) the receipt of required regulatory approvals, including the approval of the Federal Reserve Board and the Federal Deposit Insurance Corporation. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Merger Agreement and (iii) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

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

The consideration transferred for Tower’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the acquisition date were as follows:

February 17, 2012
Purchase price:
Value of:
Common shares issued and options assumed	$302,112
Cash	88,005

Total purchase price	390,117

Identifiable assets:
Cash and due from banks	85,518
Unrestricted short-term investments	9,171
Securities available for sale	137,254
Loans and leases	1,975,488
Intangible assets	27,334
Other assets	153,357

Total identifiable assets	2,388,122

Liabilities:
Deposits	2,074,372
Short-term borrowings	10,228
Long-term borrowings	103,923
Other liabilities	66,890

Total liabilities	2,255,413

Net goodwill resulting from acquisition	$(257,408)

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

In connection with the Tower acquisition, Susquehanna incurred merger related expenses related to personnel, occupancy and equipment, and other costs of integrating and conforming acquired operations with and into Susquehanna. Those expenses consisted largely of costs related to professional services, conversion of systems and/or integration of operations, and termination of existing contractual arrangements of Tower to purchase various services; initial marketing and promotion expenses designed to introduce Susquehanna to its new customers; travel costs; and printing, postage, supplies, and other costs of completing the transaction and commencing operations in new markets and offices. There were no merger related expenses incurred in 2013. A summary of merger related expenses for 2014 and 2012 included in the consolidated statements of income follows:

	2014	2012
	BB&T	Abington(1)	Tower	Total
Salaries and employee benefits	$0	$2	$4,035	$4,037
Consulting	597	68	4,811	4,879
Legal	158	299	1,604	1,903
Branch writeoffs	0	0	1,371	1,371
Net occupancy and equipment	17	0	2,840	2,840
All other	113	829	1,492	2,321

	$885	$1,198	$16,153	$17,351

(1)	Susquehanna acquired Abington Bancorp, Inc. on October 1, 2011.

Pro Forma Condensed Combined Financial Information

If the Tower acquisition had been completed on January 1, 2012, total revenue, net of interest expense, would have been approximately $772.9 million for 2012. Net income from continuing operations would have been approximately $141.3 million for 2012.

Pro forma results of operations do not include the impact of conforming certain acquiree accounting policies to Susquehanna’s policies. The pro forma financial information does not indicate the impact of possible business model changes nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

3. Unrestricted Short-term Investments

The amortized cost and current yields of unrestricted short-term investments at December 31, 2014 and 2013 are as follows:

	2014		2013
	Amortized Cost	Rates	Amortized Cost	Rates
Interest-bearing deposits in other banks	$9,559	0.47%	$11,905	0.33%
Money market funds	13,682	0.01%	18,680	0.03%
Mutual funds	13,908	0.01%	7,382	0.01%

Total	$37,149		$37,967

4. Investment Securities

The amortized cost and fair values of investment securities at December 31, 2014 and 2013 were as follows:

At December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government agencies	$93,666	$141	$48	$93,759
Obligations of states and political subdivisions	366,258	22,544	292	388,510
Agency residential mortgage-backed securities	1,877,692	18,315	7,267	1,888,740
Non-agency residential mortgage-backed securities	235	0	4	231
Commercial mortgage-backed securities	5,679	76	0	5,755
Other structured financial products	24,215	0	12,486	11,729
Other debt securities	24,095	787	451	24,431

	2,391,840	41,863	20,548	2,413,155
Other equity securities	24,694	1,125	889	24,930

Total available-for-sale securities	$2,416,534	$42,988	$21,437	$2,438,085

At December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale:
U.S. Government agencies	$110,227	$343	$422	$110,148
Obligations of states and political subdivisions	389,199	13,386	4,075	398,510
Agency residential mortgage-backed securities	1,786,133	12,163	20,104	1,778,192
Non-agency residential mortgage-backed securities	572	1	8	565
Commercial mortgage-backed securities	8,568	166	0	8,734
Other structured financial products	25,038	0	13,741	11,297
Other debt securities	43,156	1,487	557	44,086

	2,362,893	27,546	38,907	2,351,532
Other equity securities	24,318	557	1,183	23,692

Total available-for-sale securities	$2,387,211	$28,103	$40,090	$2,375,224

At December 31, 2014 and 2013, investment securities with carrying values of $1,363,582 and $1,512,824, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, agency and non-agency residential mortgage-backed securities, commercial mortgage-backed securities, other structured financial products, other debt securities, and residential and commercial mortgage-backed securities, at December 31, 2014 and 2013, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Within one year	$33,893	$34,113	$8,870	$9,005
After one year but within five years	118,891	121,455	129,176	130,091
After five years but within ten years	1,051,026	1,064,835	945,637	946,754
After ten years	1,188,030	1,192,752	1,279,210	1,265,682

Total	$2,391,840	$2,413,155	$2,362,893	$2,351,532

Gross realized gains and gross realized losses on investment securities transactions are summarized below. These gains and losses were recognized using the specific identification method and were included in noninterest income.

	Available-for-sale Securities
	For the Year Ended December 31,
	2014	2013	2012
Gross gains	$3,489	$462	$5,090
Gross losses	(79)	(1,371)	(3,416)
Other-than-temporary impairment	0	(485)	(241)

Net gains (losses)	$3,410	$(1,394)	$1,433

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013.

December 31, 2014	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$35,041	$32	$1,984	$16	$37,025	$48
Obligations of states and political subdivisions	3,955	9	30,360	283	34,315	292
Agency residential mortgage-backed securities	344,292	1,467	253,801	5,800	598,093	7,267
Non-agency residential mortgage-backed securities	0	0	208	4	208	4
Other structured financial products	0	0	11,729	12,486	11,729	12,486
Other debt securities	1,720	109	4,914	342	6,634	451
Other equity securities	0	0	1,577	889	1,577	889

	$385,008	$1,617	$304,573	$19,820	$689,581	$21,437

December 31, 2013	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$68,111	$422	$0	$0	68,111	422
Obligations of states and political subdivisions	73,895	3,910	7,025	165	$80,920	$4,075
Agency residential mortgage-backed securities	1,030,987	20,104	0	0	1,030,987	20,104
Non-agency residential mortgage-backed securities	530	8	0	0	530	8
Other structured financial products	0	0	11,297	13,741	11,297	13,741
Other debt securities	0	0	6,476	557	6,476	557
Other equity securities	19,111	286	1,619	897	20,730	1,183

	$1,192,634	$24,730	$26,417	$15,360	$1,219,051	$40,090

Other structured financial products. Susquehanna’s structured financial product investments are comprised of four pooled trust preferred securities which have an aggregate unrealized loss of $12,486 and $13,742 at December 31, 2014 and 2013, respectively. All of these securities are below investment grade but are of a more senior tranche of the specific issue. Susquehanna has contracted with a third party financial advisory firm (“third party firm”) to assist in its valuation and other-than-temporary impairment analysis of its structured financial product investments. In addition to the valuation work performed by a third party firm which Susquehanna utilizes to support its valuation and other-than-temporary-impairment analysis, management of Susquehanna considered Section 619 of the Dodd-Frank Act (commonly referred to as the “Volcker Rule”). Specifically, Susquehanna considered the interim final rule published by federal regulatory agencies on January 14, 2014, which indicated Susquehanna’s trust preferred securities will remain permissible holdings under the Volcker Rule.

Management has assisted with the development of, and performed a detailed review of the critical assumptions. The review of the inputs for the valuation of the pooled trust preferred securities is performed by the Susquehanna Corporate Investment Committee (“CIC”). Key aspects reviewed by CIC include the detail on non-performing financial institutions within the pools of trust preferred securities, the probability of default of the underlying institutions within the pools, the discount rate, trades of similar securities and indexes, and the weighting given to market indications. Susquehanna management believes that the valuation analysis and methodology reasonably supports the value and projected performance of the specific trust preferred securities. Management believes this valuation methodology presents an appropriate approach in the determination of other-than-temporary impairment charges in accordance with U.S. GAAP.

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

To determine expected cash flows, the valuation analysis considers credit default rates, call options and deferrals, waterfall structure, and covenants relating to the trust preferred securities. The trust indenture documentation and the trustee reports for each specific trust preferred security issuance provides information regarding deferral rights, call options, various triggers (including over-collateralization triggers), and waterfall structure, which management believes is essential in determining projected base cash flows. The third party firm determines short-term default risk using ratios, including the Texas ratio, that relate to the issuers, capitalization, asset quality, profitability, and liquidity. To determine longer term default probabilities, the third party firm uses an internal scoring approach that relies on key historical financial performance ratios. Management believes that future cash flows for these securities are reasonably developed and supported.

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

As of December 31, 2014	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Recorded investment	$3,000	$6,861	$7,604	$6,750
Fair value	1,331	3,974	4,337	2,087

Unrealized loss	$(1,669)	$(2,887)	$(3,267)	$(4,663)

Class	B	B	B	A2L
Class face value	$35,000	$56,436	$84,351	$45,500
Present value of expected cash flows for class noted above and all subordinated classes(1)	$177,729	$193,028	$330,844	$164,909
Lowest credit rating assigned	D	B3	B1	Ca
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	382,382	326,814	485,061	270,100
Actual defaults	41,100	55,580	29,000	83,500
Actual deferrals	20,000	67,430	45,650	68,580
Projected future defaults	35,704	42,863	41,549	27,667
Actual defaults as a % of original collateral	6.6%	11.1%	4.1%	17.1%
Actual deferrals as a % of original collateral(2)	3.2%	13.5%	6.5%	14.1%

Actual defaults and deferrals as a % of original collateral	9.8%	24.6%	10.6%	31.2%

Projected future defaults as a % of original collateral(3)	5.7%	8.5%	5.9%	5.7%
Actual institutions deferring and defaulted as a % of total institutions	13.1%	27.8%	20.6%	36.5%
Projected future defaults as a % of performing collateral plus deferrals	8.9%	10.9%	7.8%	8.2%

As of December 31, 2013	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Recorded investment	$3,000	$7,177	$8,111	$6,750
Fair value	1,001	3,588	4,017	2,690

Unrealized loss	$(1,999)	$(3,589)	$(4,094)	$(4,060)

Class	B	B	B	A2L
Class face value	$35,000	$59,567	$89,461	$45,500
Present value of expected cash flows for class noted above and all subordinated classes(1)	$176,955	$194,180	$315,518	$162,528
Lowest credit rating assigned	D	Ca	Caa	Ca
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	393,342	301,814	472,261	273,488
Actual defaults	43,900	51,580	44,000	74,885
Actual deferrals	32,000	96,430	93,650	93,080
Projected future defaults	29,541	45,690	47,668	33,856
Actual defaults as a % of original collateral	7.0%	10.3%	6.3%	15.4%
Actual deferrals as a % of original collateral(2)	5.1%	19.2%	13.4%	19.1%

Actual defaults and deferrals as a % of original collateral	12.1%	29.5%	19.7%	34.5%

Projected future defaults as a % of original collateral(3)	4.7%	9.1%	6.8%	6.9%
Actual institutions deferring and defaulted as a % of total institutions	16.9%	32.7%	24.6%	42.2%
Projected future defaults as a % of performing collateral plus deferrals	6.9%	11.5%	8.4%	9.2%

(1)	Susquehanna determines whether it expects to recover the entire amortized cost basis by comparing the present value of the expected cash flows to be collected with the amortized cost basis. As of December 31, 2014 and 2013, the present value of the current estimated cash flows is equal to or greater than the book value of the trust preferred securities held. Consequently, there is no credit-related other-than-temporary impairment required to be recognized.
(2)	Includes current interest deferrals for the quarter for those institutions deferring as of the date of the assessment of the other-than-temporary impairment. Current deferrals are assumed to continue for twenty quarters, the full contractually permitted deferral period, if the institutions are not projected to default prior to that time.
(3)	Includes those institutions that are performing but are not projected to continue to perform and includes those institutions that are currently deferring interest that are projected to default, based upon third-party proprietary valuation methodology used to determine future defaults. Creditworthiness of each underlying issue in the collateralized debt obligation is determined using publicly available data.

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

On August 14, 2014, Susquehanna sold loans previously classified as held for investment for cash proceeds of $256.4 million and a servicing asset of $2.0 million. Susquehanna did not acquire any of the notes or the equity certificates issued by the securitization trust formed for the transaction.

When transferring the loans to held for sale, Susquehanna reclassified $1,236 from the allowance for loan loss and reflected this as a reduction in the cost basis of the reclassified loans, which is evident in the allowance roll-forward in Note 6. Allowance for Loan and Lease Losses.

Loans and Leases, Net of Deferred Costs and Fees

At December 31,	2014	2013
Commercial, financial, and agricultural	$2,430,532	$2,394,847
Real estate - construction	788,261	735,877
Real estate secured - residential	4,194,738	4,204,430
Real estate secured - commercial	3,991,379	4,068,816
Consumer	752,975	953,000
Leases	1,359,997	1,219,116

Total loans and leases	$13,517,882	$13,576,086

Originated loans and leases	$12,172,914	$11,930,946
Purchased loans and leases	1,344,968	1,645,140

Total loans and leases	$13,517,882	$13,576,086

Nonaccrual loans and leases	$97,697	$100,815
Loans and leases contractually past due 90 days and still accruing	8,487	9,757
Troubled debt restructurings	46,856	72,133
Deferred origination costs, net of fees	15,045	21,216
All overdrawn deposit accounts, reclassified as loans and evaluated for collectability	3,025	2,918

A summary of our net investment in direct lease financing is presented below.

Net Investment in Direct Financing Leases

At December 31,	2014	2013
Minimum lease payments receivable	$661,980	$667,365
Estimated residual value of leases	781,676	634,875
Unearned income under lease contracts	(83,659)	(83,124)

Total leases	$1,359,997	$1,219,116

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

The following tables present Susquehanna’s credit quality indicators by internally assigned grading and by payment activity at December 31, 2014 and 2013:

Credit Quality Indicators, at December 31, 2014

Commercial Credit Exposure

Credit-risk Profile by Internally Assigned Grade

	Commercial	Real Estate - Construction(1)	Real Estate - Secured - Commercial(2)	Total Commercial Credit Exposure
Originated loans and leases
Grade:
Pass(3)	$2,228,587	$592,214	$3,746,121	$6,566,922
Special mention(4)	42,254	19,758	143,435	205,447
Substandard(5)	60,212	23,096	162,034	245,342

Total	$2,331,053	$635,068	$4,051,590	$7,017,711

Purchased loans and leases
Grade:
Pass(3)	$92,388	$37,055	$666,281	$795,724
Special mention(4)	2,839	4,873	30,465	38,177
Substandard(5)	4,252	11,134	70,343	85,729

Total	$99,479	$53,062	$767,089	$919,630

Total loans and leases
Grade:
Pass(3)	$2,320,975	$629,269	$4,412,402	$7,362,646
Special mention(4)	45,093	24,631	173,900	243,624
Substandard(5)	64,464	34,230	232,377	331,071

Total	$2,430,532	$688,130	$4,818,679	$7,937,341

Other Credit Exposure

Credit-risk Profile based on Payment Activity

	Real Estate - Secured - Residential	Consumer	Leases	Total Other Credit Exposure
Originated loans and leases
Performing	$3,027,003	$747,675	$1,359,343	$5,134,021
Nonperforming(6)	20,411	117	654	21,182

Total	$3,047,414	$747,792	$1,359,997	$5,155,203

Purchased loans and leases
Performing	$412,608	$5,183	$0	$417,791
Nonperforming(6)	7,547	0	0	7,547

Total	$420,155	$5,183	$0	$425,338

Total loans and leases
Performing	$3,439,611	$752,858	$1,359,343	$5,551,812
Nonperforming(6)	27,958	117	654	28,729

Total	$3,467,569	$752,975	$1,359,997	$5,580,541

Credit Quality Indicators, at December 31, 2013

Commercial Credit Exposure

Credit-risk Profile by Internally Assigned Grade

	Commercial	Real Estate - Construction(1)	Real Estate - Secured - Commercial(2)	Total Commercial Credit Exposure
Originated loans and leases
Grade:
Pass(3)	$2,133,884	$478,097	$3,658,875	$6,270,856
Special mention(4)	75,162	33,907	168,464	277,533
Substandard(5)	60,168	30,583	194,799	285,550

Total	$2,269,214	$542,587	$4,022,138	$6,833,939

Purchased loans and leases
Grade:
Pass(3)	$108,898	$25,070	$750,241	$884,209
Special mention(4)	4,220	19,811	62,208	86,239
Substandard(5)	12,515	22,247	130,408	165,170

Total	$125,633	$67,128	$942,857	$1,135,618

Total loans and leases
Grade:
Pass(3)	$2,242,782	$503,167	$4,409,116	$7,155,065
Special mention(4)	79,382	53,718	230,672	363,772
Substandard(5)	72,683	52,830	325,207	450,720

Total	$2,394,847	$609,715	$4,964,995	$7,969,557

Other Credit Exposure

Credit-risk Profile based on Payment Activity

	Real Estate - Secured - Residential	Consumer	Leases	Total Other Credit Exposure
Originated loans and leases
Performing	$2,914,547	$945,379	$1,217,629	$5,077,555
Nonperforming(6)	16,937	1,028	1,487	19,452

Total	$2,931,484	$946,407	$1,219,116	$5,097,007

Purchased loans and leases
Performing	$491,922	$6,591	$0	$498,513
Nonperforming(6)	11,007	2	0	11,009

Total	$502,929	$6,593	$0	$509,522

Total loans and leases
Performing	$3,406,469	$951,970	$1,217,629	$5,576,068
Nonperforming(6)	27,944	1,030	1,487	30,461

Total	$3,434,413	$953,000	$1,219,116	$5,606,529

(1)	Includes only construction loans granted to commercial customers. Construction loans for individuals are included in Real Estate – Secured – Residential, below.
(2)	Includes loans obtained for commercial purposes that are also secured by residential real estate.
(3)	Includes loans identified as having acceptable risk, which are loans for which the possibility of loss is considered unlikely.
(4)	Includes loans considered potentially weak; however, no loss of principal or interest is anticipated.
(5)	Includes loans that are inadequately protected by the current net-worth and paying capacity of the borrower or by the collateral pledged, if any. Loss of principal or interest is considered reasonably possible or likely.
(6)	Includes loans that are on non-accrual status or past due ninety days or more.

The following tables detail the age analysis of Susquehanna’s past due financing receivables as of December 31, 2014 and 2013.

Age Analysis of Past Due Financing Receivables, as of December 31, 2014

Financing Receivables that are Accruing

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables
Commercial	$3,556	$1,178	$772	$5,506	$2,401,633	$2,407,139
Real estate - construction	360	0	163	523	780,906	781,429
Real estate secured - residential	21,629	4,795	7,239	33,663	4,139,217	4,172,880
Real estate secured - commercial	1,320	900	177	2,397	3,944,002	3,946,399
Consumer	6,946	568	80	7,594	745,344	752,938
Leases	5,641	130	57	5,828	1,353,572	1,359,400

Total	$39,452	$7,571	$8,488	$55,511	$13,364,674	$13,420,185

Originated loans and leases	$34,873	$5,946	$7,592	$48,411	$12,038,317	$12,086,728
Purchased loans and leases	4,579	1,625	896	7,100	1,326,357	1,333,457

Total	$39,452	$7,571	$8,488	$55,511	$13,364,674	$13,420,185

Financing Receivables that are Nonaccruing

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables
Commercial	$6,144	$1,392	$11,894	$19,430	$3,963	$23,393
Real estate - construction	3,751	0	2,764	6,515	317	6,832
Real estate secured - residential	1,070	364	15,160	16,594	5,264	21,858
Real estate secured - commercial	3,631	1,408	26,732	31,771	13,209	44,980
Consumer	8	0	0	8	29	37
Leases	0	13	39	52	545	597

Total	$14,604	$3,177	$56,589	$74,370	$23,327	$97,697

Originated loans and leases	$12,696	$3,177	$49,970	$65,843	$20,343	$86,186
Purchased loans and leases	1,908	0	6,619	8,527	2,984	11,511

Total	$14,604	$3,177	$56,589	$74,370	$23,327	$97,697

Age Analysis of Past Due Financing Receivables, as of December 31, 2013

Financing Receivables that are Accruing

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables
Commercial	$3,640	$518	$127	$4,285	$2,373,735	$2,378,020
Real estate - construction	1,631	903	418	2,952	719,695	722,647
Real estate secured - residential	27,441	6,223	7,274	40,938	4,140,127	4,181,065
Real estate secured - commercial	11,583	1,840	667	14,090	4,008,579	4,022,669
Consumer	8,664	1,537	983	11,184	941,769	952,953
Leases	4,275	368	288	4,931	1,212,986	1,217,917

Total	$57,234	$11,389	$9,757	$78,380	$13,396,891	$13,475,271

Originated loans and leases	$46,031	$9,381	$7,302	$62,714	$11,787,333	$11,850,047
Purchased loans and leases	11,203	2,008	2,455	15,666	1,609,558	1,625,224

Total	$57,234	$11,389	$9,757	$78,380	$13,396,891	$13,475,271

Financing Receivables that are Nonaccruing

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables
Commercial	$4,832	$855	$4,850	$10,537	$6,290	$16,827
Real estate - construction	2,176	788	5,320	8,284	4,946	13,230
Real estate secured - residential	609	497	16,518	17,624	5,741	23,365
Real estate secured - commercial	1,320	3,551	19,952	24,823	21,324	46,147
Consumer	0	0	0	0	47	47
Leases	0	199	148	347	852	1,199

Total	$8,937	$5,890	$46,788	$61,615	$39,200	$100,815

Originated loans and leases	$8,205	$3,806	$39,553	$51,564	$29,335	$80,899
Purchased loans and leases	732	2,084	7,235	10,051	9,865	19,916

Total	$8,937	$5,890	$46,788	$61,615	$39,200	$100,815

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

Impaired Loans at December 31, 2014

	Unpaid Principal Balance	Recorded Investment in Impaired Loans		Related Charge-offs	Related Allowance	Average Recorded Investment in Impaired Loans(2)	Interest Income Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$14,993	$14,939		$54		$15,292	$173
Real estate - construction	7,278	7,278		0		7,176	52
Real estate secured - residential	20,897	20,654		243		20,678	210
Real estate secured - commercial	132,135	103,897		28,238		104,348	1,484
Consumer	0	0		0		0	0

Total impaired loans without a related reserve	175,303	146,768	(1)	28,535		147,494	1,919

Impaired loans with a related reserve:
Commercial, financial, and agricultural	16,227	14,320		1,907	$8,314	15,206	279
Real estate - construction	8,127	3,042		5,085	646	3,088	41
Real estate secured - residential	24,147	22,430		1,717	888	22,643	348
Real estate secured - commercial	9,621	8,007		1,614	1,854	8,794	158
Consumer	991	991		0	8	1,023	20

Total impaired loans with a related reserve	59,113	48,790		10,323	11,710	50,754	846

Total impaired loans:
Commercial, financial, and agricultural	31,220	29,259		1,961	8,314	30,498	452
Real estate - construction	15,405	10,320		5,085	646	10,264	93
Real estate secured - residential	45,044	43,084		1,960	888	43,321	558
Real estate secured - commercial	141,756	111,904		29,852	1,854	113,142	1,642
Consumer	991	991		0	8	1,023	20

Total impaired loans	$234,416	$195,558		$38,858	$11,710	$198,248	$2,765

Impaired loans without a related reserve:
Originated loans and leases	$86,209	$59,642		$26,567		$61,090	$821
Purchased loans and leases	89,094	87,126		1,968		86,403	1,098

Total impaired loans without a related reserve	175,303	146,768		28,535		147,493	1,919

Impaired loans with a related reserve:
Originated loans and leases	52,042	42,770		9,272	$10,920	44,838	694
Purchased loans and leases	7,071	6,020		1,051	790	5,917	152

Total impaired loans with a related reserve	59,113	48,790		10,323	11,710	50,755	846

Total impaired loans:
Originated loans and leases	138,251	102,412		35,839	10,920	105,928	1,515
Purchased loans and leases(3)	96,165	93,146		3,019	790	92,320	1,250

Total impaired loans	$234,416	$195,558		$38,858	$11,710	$198,248	$2,765

(1)	$41,751 of the $146,768 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral through direct charge-offs of $28,535.
(2)	Average recorded investment in impaired loans is calculated on a quarterly basis using daily balances.
(3)	$6,020 of the $93,146 purchased impaired loans were subsequently impaired after being acquired.

Impaired Loans at December 31, 2013

	Unpaid Principal Balance	Recorded Investment in Impaired Loans		Related Charge-offs	Related Allowance	Average Recorded Investment in Impaired Loans(2)	Interest Income Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$31,196	$28,034		$3,162		$29,316	$390
Real estate - construction	17,851	14,215		3,636		14,715	140
Real estate secured - residential	28,308	27,645		663		27,800	297
Real estate secured - commercial	143,664	125,139		18,525		125,003	2,076
Consumer	0	0		0		14	0

Total impaired loans without a related reserve	221,019	195,033	(1)	25,986		196,848	2,903

Impaired loans with a related reserve:
Commercial, financial, and agricultural	6,864	5,879		985	$3,008	5,893	154
Real estate - construction	15,202	7,288		7,914	1,819	5,831	228
Real estate secured - residential	37,499	35,153		2,346	4,753	35,273	554
Real estate secured - commercial	27,238	17,529		9,709	3,827	16,546	325
Consumer	1,992	1,992		0	218	2,042	56

Total impaired loans with a related reserve	88,795	67,841		20,954	13,625	65,585	1,317

Total impaired loans:
Commercial, financial, and agricultural	38,060	33,913		4,147	3,008	35,209	544
Real estate - construction	33,053	21,503		11,550	1,819	20,546	368
Real estate secured - residential	65,807	62,798		3,009	4,753	63,073	851
Real estate secured - commercial	170,902	142,668		28,234	3,827	141,549	2,401
Consumer	1,992	1,992		0	218	2,056	56

Total impaired loans	$309,814	$262,874		$46,940	$13,625	$262,433	$4,220

Impaired loans without a related reserve:
Originated loans and leases	$88,900	$66,086		$22,814		$65,341	$749
Purchased loans and leases	132,119	128,947		3,172		131,507	2,154

Total impaired loans without a related reserve	221,019	195,033		25,986		196,848	2,903

Impaired loans with a related reserve:
Originated loans and leases	78,015	58,343		19,672	$11,612	55,881	1,172
Purchased loans and leases	10,780	9,498		1,282	2,013	9,704	145

Total impaired loans with a related reserve	88,795	67,841		20,954	13,625	65,585	1,317

Total impaired loans:
Originated loans and leases	166,915	124,429		42,486	11,612	121,222	1,921
Purchased loans and leases(3)	142,899	138,445		4,454	2,013	141,211	2,299

Total impaired loans	$309,814	$262,874		$46,940	$13,625	$262,433	$4,220

(1)	$43,363 of the $195,033 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral through direct charge-offs of $25,986.
(2)	Average recorded investment in impaired loans is calculated on a quarterly basis using daily balances.
(3)	$9,498 of the $138,445 purchased impaired loans were subsequently impaired after being acquired.

The following table presents Troubled Debt Restructurings (“TDRs”), by class segment:

At December 31,	2014	2013
Commercial, financial, and agricultural	$4,816	$6,885
Real estate - construction	315	615
Real estate secured - residential	20,534	31,623
Real estate secured - commercial	20,227	31,295
Consumer	964	1,715

Total performing TDRs	46,856	72,133
Non-performing TDRs(1)	15,404	22,676

Total TDRs	$62,260	$94,809

Performing TDRs	75%	76%
Non-performing TDRs	25%	24%

(1)	These loans are included in the 90 day past due and non-accrual categories.

The following table provides detail of TDR balance and activity for the twelve months ended December 31, 2014, 2013, and 2012:

	Twelve months ended
	December 31,
	2014	2013	2012
Performing TDRs, January 1,	$72,133	$67,775	$72,852
New restructurings as TDRs	12,872	49,888	28,374
Repayments and payoffs	(2,431)	(8,802)	(10,518)
Charge-offs after restructuring	(509)	(7,604)	(1,121)
Transfer to nonaccrual, past due 90 days or greater, non-performing TDRs	(6,980)	(14,657)	(5,887)
Transfer out of TDR status(1)	(28,228)	(14,076)	(15,840)
Other, net(2)	(1)	(391)	(85)

Performing TDRs, December 31,	$46,856	$72,133	$67,775

Non-performing TDRs(3), December 31,	$15,404	$22,676	$24,603

Performing TDRs	75%	76%	73%
Non-performing TDRs	25%	24%	27%

(1)	Transfers out of TDR status include: 1) Loans that have performed in accordance with the renegotiated terms for a minimum of six consecutive months with payments and at the time of renegotiation the loan’s interest rate represented a then current market interest rate for a loan of similar risk, and 2) loans that were placed in TDR status due to customer bankruptcy filing, where the customer remained current through the proceedings or the customer re-affirmed the loan as part of the proceedings.
(2)	Includes $203 transferred to OREO in 2013.
(3)	Included in Age Analysis of Past Due Financing Receivables.

The following tables present Susquehanna’s loan modification activities that were considered troubled debt restructurings for the twelve month periods ended December 31, 2014 and 2013:

	Recorded Investment
	Number of Loans	Pre-Modification Recorded Investment	Post- Modification Recorded Investment	Financial Effect of Modification
				Recorded
Twelve months ended December 31, 2014				Investment(1)	Interest(2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Bankruptcies and maturity date extensions	15	$611	$611	$0	$0
Combination of modification types	1	504	504	0	30
Real estate - construction
Bankruptcies and maturity date extensions	0	0	0	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Bankruptcies and maturity date extensions	56	5,816	5,816	0	3
Combination of modification types	11	1,568	1,568	0	(20)
Real estate secured - commercial
Bankruptcies and maturity date extensions	4	3,637	3,637	0	0
Combination of modification types	1	375	375	0	0
Consumer
Bankruptcies and maturity date extensions	44	361	361	0	0
Combination of modification types	0	0	0	0	0

Total	132	$12,872	$12,872	$0	$13

Originated loans and leases	121	$10,884	$10,884	$0	$89
Purchased loans and leases	11	1,988	1,988	0	(76)

Total	132	$12,872	$12,872	$0	$13

(1)	Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

	Number of Loans	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted during the current period
Commercial, financial, and agricultural	11	$2,027
Real estate - construction	0	0
Real estate secured - residential	15	1,449
Real estate secured - commercial	4	2,599
Consumer	25	195

Total	55	$6,270

Originated loans and leases	51	$3,624
Purchased loans and leases	4	2,646

Total	55	$6,270

	Recorded Investment
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Financial Effect of Modification
Twelve months ended December 31, 2013				Recorded Investment(1)	Interest(2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Bankruptcies and maturity date extensions	38	$10,397	$10,397	$0	$(6)
Combination of modification types	2	292	292	0	0
Real estate - construction
Bankruptcies and maturity date extensions	3	426	426	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Bankruptcies and maturity date extensions	183	15,643	15,643	0	0
Combination of modification types	37	6,247	6,247	0	43
Real estate secured - commercial
Bankruptcies and maturity date extensions	27	12,977	12,977	0	0
Combination of modification types	1	1,436	1,436	0	(196)
Consumer
Bankruptcies and maturity date extensions	260	2,444	2,444	0	0
Combination of modification types	1	26	26	0	0

Total	552	$49,888	$49,888	$0	$(159)

Originated loans and leases	516	$42,937	$42,937	$0	$(123)
Purchased loans and leases	36	6,951	6,951	0	(36)

Total	552	$49,888	$49,888	$0	$(159)

(1)	Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

	Number of Loans	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted during the current period
Commercial, financial, and agricultural	19	$7,967
Real estate - construction	3	254
Real estate secured - residential	44	4,049
Real estate secured - commercial	9	5,287
Consumer	88	589

Total	163	$18,146

Originated loans and leases	149	$16,680
Purchased loans and leases	14	1,466

Total	163	$18,146

The unpaid principal balance and the related carrying amount of acquired loans are as follows:

	December 31,
	2014	2013
Credit impaired purchased loans evaluated individually for incurred credit losses
Unpaid principal balance	$112,266	$176,351
Carrying amount	93,146	138,445

Other purchased loans evaluated collectively for incurred credit losses
Unpaid principal balance	1,248,776	1,509,870
Carrying amount	1,251,822	1,506,695

Total purchased loans
Unpaid principal balance	1,361,042	1,686,221
Carrying amount	1,344,968	1,645,140

The changes in the accretable discount related to the purchased credit impaired loans are as follows:

	Twelve Months Ended December 31,
	2014	2013
Balance - beginning of period	$46,219	$62,868
Accretion recognized during the period	(9,848)	(19,776)
Net reclassification from non-accretable to accretable	2,833	3,127

Balance - end of period	$39,204	$46,219

6. Allowance for Loan and Lease Losses

In establishing the allowance for credit losses, Susquehanna estimates losses attributable to specific impaired credits identified through the credit review processes and also estimates losses inherent in other loans and leases on a collective basis. For purposes of determining the level of the allowance for credit losses, Susquehanna evaluates its loan and lease portfolio by loan type. The losses provisioned for in Susquehanna’s allowance for loan and lease losses is determined through a loan by loan analysis of larger balance commercial and commercial real estate loans that show signs of credit deterioration and by applying loss factors to groups of loan balances based on loan type and management’s classification of such loans under the Susquehanna’s loan grading system, adjusted for qualitative considerations. In determining the allowance for credit losses, Susquehanna utilizes an internal loan grading system for its commercial portfolio. The internal loan grading’s are monitored by Susquehanna’s loan review department. Additionally, loans that are part of a relationship of over $1.0 million and have a rating of substandard, special mention, and pass that are on the company’s watch list, are reviewed on a quarterly basis at Susquehanna’s Loan Quality Review Committee. Factors considered at the Loan Quality Review meetings include the financial statements of the borrower, the borrower’s global cash flow, guarantees, and underlying collateral valuations.

An analysis of the allowance for loan and lease losses for the years ended December 31, 2014 and 2013 are presented in the following tables:

	Twelve Months Ended December 31, 2014
	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2014	$40,590	$26,189	$24,076	$48,261	$2,266	$15,259	$967	$157,608
Charge-offs	(27,149)	(1,969)	(13,946)	(12,901)	(4,521)	(4,803)	0	(65,289)
Recoveries	7,940	2,209	3,199	2,965	1,467	2,459	0	20,239
Transfer for loans designated as held for sale	0	0	0	0	(1,236)	0	0	(1,236)
Provision	27,625	(15,461)	6,411	3,444	3,249	(185)	117	25,200

Balance at December 31, 2014	$49,006	$10,968	$19,740	$41,769	$1,225	$12,730	$1,084	$136,522

Balance at December 31, 2014
Individually evaluated for impairment:
Originated loans and leases	$8,139	$646	$705	$1,422	$8	$0		$10,920
Purchased loans and leases	175	0	183	432	0	0		790

Total	$8,314	$646	$888	$1,854	$8	$0		$11,710

Collectively evaluated for impairment:
Originated loans and leases	$40,692	$10,322	$18,852	$39,915	$1,217	$12,730	$1,084	$124,812
Purchased loans and leases	0	0	0	0	0	0	0	0

Total	$40,692	$10,322	$18,852	$39,915	$1,217	$12,730	$1,084	$124,812

Financing receivables:
Balance at December 31, 2014	$2,430,532	$788,261	$4,194,738	$3,991,379	$752,975	$1,359,997		$13,517,882

Balance at December 31, 2014
Individually evaluated for impairment:
Originated loans and leases	$23,364	$3,113	$22,973	$51,972	$990	$0		$102,412
Purchased loans and leases	5,894	7,208	20,111	59,932	1	0		93,146

Total	$29,258	$10,321	$43,084	$111,904	$991	$0		$195,558

Collectively evaluated for impairment:
Originated loans and leases	$2,287,874	$731,923	$3,630,643	$3,313,263	$746,802	$1,359,997		$12,070,502
Purchased loans and leases	113,400	46,017	521,011	566,212	5,182	0		1,251,822

Total	$2,401,274	$777,940	$4,151,654	$3,879,475	$751,984	$1,359,997		$13,322,324

	Twelve Months Ended December 31, 2013
	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2013	$30,207	$25,171	$41,276	$70,053	$3,722	$13,341	$250	$184,020
Charge-offs	(28,717)	(14,831)	(13,606)	(23,210)	(3,082)	(4,164)	0	(87,610)
Recoveries	8,636	7,893	2,990	7,503	1,241	1,935	0	30,198
Provision	30,464	7,956	(6,584)	(6,085)	385	4,147	717	31,000

Balance at December 31, 2013	$40,590	$26,189	$24,076	$48,261	$2,266	$15,259	$967	$157,608

Balance at December 31, 2013
Individually evaluated for impairment:
Originated loans and leases	$2,708	$1,813	$3,979	$2,896	$216	$0		$11,612
Purchased loans and leases	300	6	774	931	2	0		2,013

Total	$3,008	$1,819	$4,753	$3,827	$218	$0		$13,625

Collectively evaluated for impairment:
Originated loans and leases	$37,582	$24,370	$19,323	$44,434	$2,048	$15,259	$967	$143,983
Purchased loans and leases	0	0	0	0	0	0	0	0

Total	$37,582	$24,370	$19,323	$44,434	$2,048	$15,259	$967	$143,983

Financing receivables:
Balance at December 31, 2013	$2,394,847	$735,877	$4,204,430	$4,068,816	$953,000	$1,219,116		$13,576,086

Balance at December 31, 2013
Individually evaluated for impairment:
Originated loans and leases	$17,281	$7,702	$36,535	$60,934	$1,977	$0		$124,429
Purchased loans and leases	14,189	12,955	28,567	82,719	15	0		138,445

Total	$31,470	$20,657	$65,102	$143,653	$1,992	$0		$262,874

Collectively evaluated for impairment:
Originated loans and leases	$2,248,376	$660,544	$3,415,085	$3,318,965	$944,431	$1,219,116		$11,806,517
Purchased loans and leases	115,001	54,676	724,243	606,198	6,577	0		1,506,695

Total	$2,363,377	$715,220	$4,139,328	$3,925,163	$951,008	$1,219,116		$13,313,212

7. Premises and Equipment

The following is a summary of premises and equipment at December 31, 2014 and 2013:

At December 31,	2014	2013	Useful Life (in years)
Land	$25,775	$25,775
Buildings	121,738	125,601	10 - 40
Furniture and equipment	106,772	103,477	3 - 5
Leasehold improvements	49,831	46,370	10 - 25
Land improvements	3,481	3,205	3 - 10

	307,597	304,428
Less: accumulated depreciation and amortization	140,549	130,886

	$167,048	$173,542

	2014	2013	2012
Depreciation and amortization expense	$17,342	$16,681	$16,713

All subsidiaries lease certain banking branches and equipment under operating leases that expire on various dates through 2039. Renewal options generally are available for periods up to ten years. Minimum future rental commitments under non-cancelable leases, as of December 31, 2014, were as follows:

Operating
Leases
2015	$26,053
2016	25,835
2017	25,059
2018	20,678
2019	17,789
Subsequent years	129,648

$245,062

	2014	2013	2012
Rent expense	$24,460	$19,789	$20,141

8. Goodwill and Other Intangibles

Amortizing Intangible Assets

The following is a summary of amortizing intangible assets at December 31, 2014 and 2013:

At December 31, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Remaining Life(1)
Core deposit intangibles	$85,337	$(67,075)	$18,262	5.9
Customer lists	20,806	(16,415)	4,391	5.6
Unfavorable lease adjustments	(2,109)	935	(1,174)	14.4
Originated mortgage service rights	4,503	(407)	4,096	9.1

Total amortizing intangible assets	$108,537	$(82,962)	$25,575	6.0

At December 31, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Remaining Life(1)
Core deposit intangibles	$85,337	$(59,499)	$25,838	6.4
Customer lists	20,806	(14,658)	6,148	6.3
Unfavorable lease adjustments	(2,109)	758	(1,351)	15.4
Originated mortgage service rights	1,691	(64)	1,627	6.7

Total amortizing intangible assets	$105,725	$(73,463)	$32,262	6.0

(1)	Weighted average remaining life in years.

Aggregate Amortization Expense for the Year Ended December 31:
2014	$9,337
Estimated Amortization Expense for the Year Ending December 31:
2015	$7,752
2016	5,651
2017	3,879
2018	2,763
2019	2,039

Goodwill

Activity in Susquehanna’s goodwill accounts for the twelve month period ended December 31, 2013 is as follows:

Goodwill at January 1, 2013	$1,270,359
Adjustment to Tower previously estimated purchase price allocation	5,080

Goodwill at December 31, 2013	$1,275,439

There was no goodwill activity in 2014.

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

Bank Reporting Unit

Goodwill assigned to the bank reporting unit at the annual assessment dates of May 31, 2014 and 2013, was $1,165,200. Fair value of the bank reporting unit was determined using a market approach, which uses prices and other relevant information reported for market transactions involving recent non-distressed sales of comparable financial institutions in the United States, with particular consideration given to transactions within Susquehanna’s market, to value the bank reporting unit. The following table shows the ratios used at May 31, 2014, and 2013.

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

Wealth Management Reporting Unit

Goodwill assigned to the wealth management reporting unit at the annual assessment dates of May 31, 2014 and 2013 was $82,746. Fair value of the wealth management reporting unit was determined utilizing the market approach and the income approach. The market approach measures the fair value of the reporting unit using transaction multiples reported for market transactions involving comparable wealth management business. The income approach measures the fair value of the reporting unit by converting the reporting unit’s future earnings over ten years, assuming a weighted increase in the reporting unit’s revenues and a weighted increase in the reporting unit’s expenses, to a single present (discounted) amount, based on a discount rate. The following table shows the factors used in the income approach at May 31, 2014, and 2013.

	Annual	Annual
Factors	May 31, 2014	May 31, 2013
Discount rate	19.5%	18.4%
Weighted-average increase in revenues	4.2%	5.0%
Weighted-average increase in expenses	4.7%	3.0%

Fair value of the wealth management reporting unit exceeded carrying value by 51.5% at May 31, 2014 and by 45.9% at May 31, 2013. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is unnecessary.

Property and Casualty Insurance Reporting Unit

Goodwill assigned to the property and casualty insurance reporting unit at the annual assessment dates of May 31, 2014 and 2013 was $17,177. Fair value of the property and casualty insurance reporting unit was determined using the market approach, which measures the fair value of the reporting unit using recent sales of comparable property and casualty insurance companies in Susquehanna’s market. Susquehanna uses two key ratios to measure the fair value of the property and casualty insurance reporting unit: average price to book and median price to earnings. The following table shows the ratios used at May 31, 2014, and 2013.

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

Interim Update

As described in Note 2, Susquehanna has negotiated a merger agreement with BB&T in which BB&T will be the surviving corporation. Susquehanna incorporated the anticipated consideration to be received by Susquehanna shareholders into an interim date assessment of goodwill. The anticipated consideration for Susquehanna shareholders is less than the total carrying value of the Susquehanna reporting units as of December 31, 2014. The difference between total fair value and carrying value of the reporting units arises because certain of Susquehanna’s recognized assets and liabilities, such as loans and deposits, are not required to be carried at fair value, and other rights and obligations that have a fair value do not meet the requirements for recognition in the balance sheet.

We evaluated the value of assets and liabilities implied in the negotiation of the merger agreement in determining that the goodwill for each of the reporting units was not impaired as of the interim update dated December 31, 2014.

9. Deposits

Deposits consisted of the following at December 31, 2014 and 2013:

At December 31,	2014	2013
Noninterest-bearing:
Demand	$1,964,510	$1,913,526
Interest-bearing:
Interest-bearing demand	6,678,209	6,053,482
Savings	1,143,596	1,077,923
Time	2,179,647	2,113,209
Time of $100 or more	1,755,881	1,711,232

Total deposits	$13,721,843	$12,869,372

10. Borrowings

Short-term Borrowings

Short-term borrowings and weighted average interest rates at December 31 were as follows:

	2014		2013
	Amount	Rate	Amount	Rate
Securities sold under repurchase agreements(1)	$266,089	0.29%	$295,800	0.31%
Federal funds purchased	250,000	0.19	256,000	0.15
Swap collateral	0	0.00	3,940	0.07

Total short-term borrowings	$516,089		$555,740

(1)	Securities sold under agreements to repurchase are classified as secured short-term borrowings and are recorded at the amount of cash received in connection with the transaction. The securities underlying the repurchase agreements remain in available-for-sale investment securities.

At December 31, 2014, Susquehanna Bank had aggregate availability under federal funds lines totaling $1,427,000 and collateralized availability at the Federal Reserve’s Discount Window of $1,563,084.

Federal Home Loan Bank Borrowings

At December 31,	2014	2013
Due 2014, 0.24% to 0.34%	$0	$1,450,000
Due 2014, 2.75% to 4.70%	0	58,096
Due 2015, 0.26% to 0.36%	850,000	0
Due 2015, 2.75% to 4.56%	59,525	17,783
Due 2017, 2.35%	3,924	5,403

	$913,449	$1,531,282

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

Under this program, Susquehanna’s banking subsidiary had line-of-credit availability of $4,138,393 and $4,072,600 at December 31, 2014 and 2013, respectively. Excluding purchase accounting adjustments, $910,329 and $1,526,499 was outstanding at December 31, 2014 and 2013, respectively. At December 31, 2014, Susquehanna Bank could have borrowed an additional $3,228,064 based on qualifying collateral. Such additional borrowings would have required the bank to increase its investment in FHLB stock by $122,973.

Long-term Debt and Junior Subordinated Debentures(1)

	2014			2013
	Amount	Rate		Amount	Rate
Senior note due 2022(5)	$150,000	5.48%		$150,000	5.48%
Subordinated notes due 2014	0	0		75,000	2.22	(2)
Subordinated note due 2018(4)(9)(10)	25,000	2.76	(2)	25,000	4.75	(2)
Other(9)	217	n/m	(11)	227	n/m	(11)
Junior subordinated notes due 2032	5,721	3.28	(3)	5,743	3.31	(3)
Junior subordinated notes due 2033(6)	15,464	3.58		15,464	3.59
Junior subordinated notes due 2033(6)	15,464	3.10		15,464	3.09
Junior subordinated notes due 2033(6)	3,093	3.48		3,093	3.49
Junior subordinated notes due 2033(7)	9,838	3.63	(3)	9,813	3.65	(3)
Junior subordinated notes due 2036(8)	51,547	1.57		51,547	1.57
Junior subordinated notes due 2036(6)	10,310	1.64	(3)	10,310	1.62	(3)
Junior subordinated notes due 2036(6)	10,084	8.34	(3)	9,909	8.43	(3)
Junior subordinated notes due 2037(6)	20,619	1.84	(3)	20,619	1.84	(3)
Junior subordinated notes due 2037(7)	3,977	3.45	(3)	3,925	3.50	(3)
Junior subordinated notes due 2039(7)	0	0		9,115	5.68	(3)

	$321,334			$405,229

(1)	The notes, except “Other,” require interest-only payments throughout their term with the entire principal balance paid at maturity.
(2)	Reflects the effect of amortization of acquisition costs.
(3)	Reflects the effect of purchase accounting adjustments.
(4)	On December 31, 2008, Susquehanna issued a $25,000 subordinated note to another financial institution. The note bears interest at the ninety-day LIBOR plus 4.5% and matures on December 31, 2018.
(5)	On August 15, 2012, Susquehanna issued $150,000 of senior notes bearing an interest rate of 5.375%, and used the proceeds to redeem various junior subordinated notes bearing interest rates ranging from 9.00% to 11.00%.
(6)	As a result of the 2007 Community Banks, Inc. acquisition, Susquehanna assumed subordinated debentures with a fair value of $69,726 issued by Community to six statutory trusts. The trust preferred securities issued by the trusts are callable on dates specified in the individual indentures. The notes, as presented in this table, include purchase accounting adjustments.
(7)	As a result of the 2012 Tower acquisition, Susquehanna assumed subordinated debentures with a fair value of $22,986 issued by Tower to three statutory trusts. The trust preferred securities issued by the trusts are callable on dates specified in the individual indentures. The notes, as presented in this table, include purchase accounting adjustments.
(8)	On April 19, 2006, Susquehanna completed a private placement to an institutional investor of $50,000 of fixed/floating rate trust preferred securities through a newly formed Delaware trust affiliate, Susquehanna TP Trust 2006-1. The trust preferred securities mature in June 2036, are redeemable at Susquehanna’s option and bear interest at a rate per annum equal to the three-month LIBOR plus 1.33%. The proceeds from the sale of the trust preferred securities were used by the Trust to purchase Susquehanna’s fixed/floating rate junior subordinated notes.
(9)	Issued by Susquehanna Bank.
(10)	Original maturity of December 31, 2008 extended one year.
(11)	Not meaningful.

11. Shareholders’ Equity

Treasury Stock

Susquehanna’s stock option plan permits option grantees to meet certain of their tax obligations through sales of the shares of Susquehanna. During the years presented, grantees elected to satisfy their income tax obligations with respect to the stock options by having Susquehanna repurchase shares up to an amount that does not exceed the minimum applicable rate for federal (including FICA), state and local tax liabilities. Shares are repurchased at market price by Susquehanna and recorded as treasury stock.

Share Repurchase Program

During 2014, Susquehanna’s Board of Directors authorized the repurchase of up to 6.5 million of its outstanding shares of common stock. The repurchase program was completed on October 1, 2014 with the repurchase and retirement of 6.5 million shares at a weighted average price of $10.27 per share. The timing and amount of the share repurchases under Susquehanna’s share repurchase authorization was determined by management based on market conditions and other considerations, and such repurchases were effected in the open market, through negotiated transactions, or through plans designed to comply with Rule 10b5-1(c) under the Securities and Exchange Act of 1934, as amended.

12. Income Taxes

The components of the provision for income taxes were as follows:

	2014	2013	2012
Current:
Federal	$310	$7,541	$8,788
State	1,760	4,495	2,623

Total current	2,070	12,036	11,411

Deferred:
Federal	60,298	61,439	48,311
State	(2,904)	675	3,086

Total deferred	57,394	62,114	51,397

Total income tax expense	$59,464	$74,150	$62,808

The provision for income taxes differs from the amount derived from applying the statutory income tax rate to income before income taxes as follows:

	2014(1)		2013(1)		2012(1)
	Amount	Rate	Amount	Rate	Amount	Rate
Provision at statutory rates	$71,369	35.00%	$86,737	35.00%	$71,393	35.00%
Tax-advantaged income	(11,441)	(5.61)	(12,766)	(5.15)	(11,890)	(5.83)
Other, net	(464)	(0.23)	179	0.07	3,305	1.62

Total	$59,464	29.16%	$74,150	29.92%	$62,808	30.79%

(1)	The primary differences between the statutory rate and the effective rate are due to the benefits of federally exempt income, and the effects of the Abington bargain purchase accounting.

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

The components of the net deferred tax asset (liability) as of December 31 were as follows:

	2014	2013
Deferred tax assets:
Reserve for loan losses	$69,401	$91,794
Deferred compensation	15,962	9,760
Nonaccrual loan interest	2,140	2,463
Federal net operating losses	44,854	36,864
State net operating losses	14,067	13,221
Post-retirement benefits	7,694	6,992
Unrealized losses	0	16,980
Underfunded status of defined benefit pension or other postretirement benefit plans	24,031	12,066
Tax credit carryforwards	8,689	10,233
Other assets	13,966	15,576

Total deferred tax assets	200,804	215,949

Deferred tax liabilities:
Prepaid pension expense	(16,547)	(7,751)
Amortization of market value purchase adjustments	(29,905)	(30,480)
Deferred loan costs	(5,281)	(7,311)
Premises and equipment	(2,830)	(4,054)
Lease transaction adjustments, net	(267,062)	(226,012)
Unrealized gains	(1,687)	0
Other liabilities	(3,072)	(3,150)

Total deferred tax liabilities	(326,384)	(278,758)

Net deferred tax liabilities before valuation allowance	(125,580)	(62,809)
Valuation allowance	(704)	(1,027)

Net deferred tax liabilities	$(126,284)	$(63,836)

The deferred tax asset and deferred tax liability balances at December 31 were included in the following Consolidated Balance Sheet line items:

	2014	2013
Deferred income tax assets	$7,648	$6,472
Deferred income tax liabilities	(133,932)	(70,308)

	$(126,284)	$(63,836)

At December 31, 2014, Susquehanna has federal net operating losses remaining of $128,154 which begin to expire in 2030. Certain NOL carry-forwards acquired as a result of the Abington acquisition are subject to Section 382 limitations due to the ownership change of Abington in 2011. Section 382 of the Internal Revenue Code places an annual limitation on the amount of federal net operating loss (“NOL”) carry-forwards which Susquehanna may utilize. Additionally, Section 382 limits Susquehanna’s ability to utilize certain tax deductions due to the existence of a Net Unrealized Built-In Loss (“NUBIL”) at the time of the change in control. Consequently, $49,863 of Susquehanna’s NOL carry-forwards and the NUBIL acquired from the Abington acquisition are subject to annual use limitations of $5,761.

The income tax effect of differences in the amount of compensation expense recorded in connection with share-based awards versus the amount of tax deduction allowed for the corresponding share-based awards in 2014 and 2013 has not been recognized, due to Susquehanna’s tax net operating losses for the years. When Susquehanna is in a current cash paying tax position, and the cash benefit of the differences in share-based compensation tax deductions are realized, a benefit of $1,310 and $995, for 2014 and 2013, respectively, will be recorded as an increase to additional paid-in capital.

At December 31, 2014, Susquehanna has state net operating losses remaining of $557,601 in the aggregate, with a calculated future benefit of $14,067, which begin to expire in 2023. The valuation allowance relates to state net operating loss carry-forwards and state tax credits for which future realization is uncertain. In assessing the future realization of the state net operating losses, management considers the scheduled reversal of deferred tax liabilities, projected future income and tax planning strategies.

At December 31, 2014, Susquehanna has federal general business credits of $3,844 which begin to expire in 2031, and federal charitable contribution carry-forwards of $7,870 which begin to expire in 2015. Susquehanna also has federal alternative minimum tax credits of $4,845 with no expiration.

Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
Balance at January 1,	$861	$831	$2,043
Increase based on tax positions related to the current year	41	30	12
Increase for tax positions of prior years	0	0	804
Decrease related to settlements with taxing authorities	0	0	(1,270)
Decrease related to expiration of statute of limitations	(10)	0	(758)

Balance at December 31,	$892	$861	$831

Susquehanna has $892 of unrecognized tax benefits which, if recognized, would reduce net tax expense by $580. Susquehanna does not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

Susquehanna recognizes accrued interest and penalties related to unrecognized tax benefits in the income tax expense. During the twelve months ended December 31, 2014, 2013, and 2012. Susquehanna recognized $73, $90, and ($39), respectively, in interest and penalties and had accrued $260, $187, and $97, respectively, for the payment of interest and penalties.

Susquehanna and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, Susquehanna is no longer subject to U.S. federal examinations by tax authorities before 2011, or state and local examinations by tax authorities before 2010. At December 31, 2014, there are no federal or state examinations of Susquehanna’s tax returns in progress.

13. Accumulated Other Comprehensive Loss

The balances and changes in balances by component of accumulated other comprehensive loss (“AOCI”) are shown in the following tables:

	Unrealized Gains (Losses) on Investment Securities		Unrealized Gains (Losses) on Cash Flow Hedges	Post- retirement Benefits	Accumulated Other Comprehensive Loss
	With OTTI	All other
Balance, January 1, 2012	$(2,564)	$23,388	$(33,403)	$(33,475)	$(46,054)
AOCI before reclassifications, net of tax	(443)	15,193	(12,689)	(5,829)	(3,768)
Sale of securities for which other-than-temporary impairment (“OTTI”) was previously taken, net of tax	2,015	0	0	0	2,015
Amounts reclassified from AOCI:
Interest expense	0	0	17,624	0	17,624
Net realized loss (gain) on sales and impairment of securities	241	(1,674)	0	0	(1,433)

Total before income taxes	241	(1,674)	17,624	0	16,191
Less: Income taxes	(88)	614	(6,168)	0	(5,642)

Net of income taxes	153	(1,060)	11,456	0	10,549

Net change in AOCI	1,725	14,133	(1,233)	(5,829)	8,796

Balance, December 31, 2012	(839)	37,521	(34,636)	(39,304)	(37,258)
AOCI before reclassifications, net of tax	(1,209)	(44,439)	219	16,895	(28,534)
Sale of securities for which other-than-temporary impairment was previously taken, net of tax	608	0	0	0	608
Amounts reclassified from AOCI:
Interest expense	0	0	19,591	0	19,591
Net realized loss (gain) on sales and impairment of securities	1,832	(438)	0	0	1,394

Total before income taxes	1,832	(438)	19,591	0	20,985
Less: Income taxes	(671)	161	(6,857)	0	(7,367)

Net of income taxes	1,161	(277)	12,734	0	13,618

Net change in AOCI	560	(44,716)	12,953	16,895	(14,308)

Balance, December 31, 2013	(279)	(7,195)	(21,683)	(22,409)	(51,566)
AOCI before reclassifications, net of tax	0	19,315	(2,847)	(22,219)	(5,751)
Amounts reclassified from AOCI:
Interest expense	0	0	22,046	0	22,046
Net realized loss (gain) on sales and impairment of securities	0	3,410	0	0	3,410

Total before income taxes	0	3,410	22,046	0	25,456
Less: Income taxes	0	(1,245)	(7,716)	0	(8,961)

Net of income taxes	0	2,165	14,330	0	16,495

Net change in AOCI	0	21,480	11,483	(22,219)	10,744

Balance, December 31, 2014	$(279)	$14,285	$(10,200)	$(44,628)	$(40,822)

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

Financial instruments whose contractual amounts represent off-balance-sheet credit risk at December 31, 2014 and 2013 were as follows:

	2014	2013
Standby letters of credit	$256,886	$331,235
Real estate commitments - commercial	472,604	411,631
Real estate commitments - residential	192,265	240,729
Unused portion of home equity lines held by VIEs	22,649	24,729
Unused portion of home equity lines	1,347,405	1,239,048
Other commitments	49,595	45,292
All other commercial, financial, and agricultural commitments	1,351,108	1,121,917

15. Contingent Liabilities

Merger-Related Litigation

In connection with the proposed Merger with BB&T, Susquehanna has received seven letters from attorneys representing nine different purported shareholders, demanding that the Susquehanna board remedy alleged breaches of fiduciary duties in connection with the Merger, which we refer to as the “Demand Letters.” The Demand Letters assert that Susquehanna’s directors breached their fiduciary duties by causing Susquehanna to enter into the Merger Agreement. Among other things, the Demand Letters allege that the Merger is unfair to Susquehanna’s shareholders. The Demand Letters request that Susquehanna’s board, among other things, (i) undertake an internal investigation into the board’s alleged violations of Pennsylvania and/or federal law; (ii) waive any and all standstill provisions in the Merger Agreement; and (iii) commence an action on behalf of Susquehanna against the board for restitution and/or damages, as well as injunctive and other equitable relief. Susquehanna’s board of directors intends to respond to the Demand Letters.

On December 1, 2014, Wayne Waldeck, one of the purported Susquehanna shareholders who sent a Demand Letter, filed a purported shareholder class action and derivative complaint in the Court of Common Pleas of Lancaster County, Pennsylvania (the “Court”) captioned Waldeck v. William J. Reuter, et al., No. CI-14-10817 (the “Waldeck Action”). The Waldeck Action names as defendants each of the current members of Susquehanna’s board of directors, which we refer to as the “Director Defendants,” BB&T and names Susquehanna as a nominal defendant. The complaint alleges that the Director Defendants breached their fiduciary duties by failing to maximize shareholder value in connection with Susquehanna’s proposed Merger with BB&T and also alleges that BB&T aided and abetted those alleged breaches of fiduciary duty. The complaint seeks injunctive relief to prevent the consummation of the Merger or, in the event the Merger is consummated, monetary damages allegedly resulting from the alleged wrongful conduct of the Director Defendants and BB&T. On December 23, 2014, Waldeck filed an amended complaint, adding allegations that the disclosures in the preliminary Form S-4 filed by BB&T on December 15, 2014 provides inadequate and/or materially misleading information. Five additional purported shareholder class action and derivative complaints challenging the merger have been filed in the Pennsylvania Court, all by purported shareholders who sent Demand Letters: Fred Bollinger & Skyles Calhoun v. William J. Reuter, et al., No. CI-14-11415 (filed Dec. 22, 2014); Linda & Wade Burkholder v. William J. Reuter, et al., No. CI-14-11473 (filed Dec. 23, 2014); James Farrell v. William J. Reuter, et al., No. CI-15-00137 (filed Jan. 8, 2015); William McGinley v. William J. Reuter, et al., No. CI-15-00135 (filed Jan. 8, 2015); and Dennis Palkon v. William J. Reuter, et al., No. CI-15-00292 (filed Jan. 15, 2015) (such actions, together with the Waldeck Action and the Demand Letters, the “Actions”). On December 30, 2014, Plaintiffs Wayne Waldeck and Linda and Wade Burkholder filed a motion seeking to consolidate their actions and any other related shareholder actions under the caption In re Susquehanna Bancshares, Inc. Stockholder Litigation, No. CI-14-10817 and to appoint interim co-lead plaintiffs’ counsel. The Court granted that motion on January 26, 2015.

On February 25, 2015, the parties entered into a memorandum of understanding concerning the settlement of the Actions. In connection with the settlement, Susquehanna and BB&T agreed to make supplemental disclosures to the joint proxy statement/prospectus filed with the SEC on February 25, 2015. In addition, Susquehanna and BB&T also agreed that plaintiffs’ counsel may seek such confirmatory discovery as may be reasonably required to confirm the fairness, reasonableness, and adequacy of the settlement and the disclosures relating to the Merger. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including court approval following notice to Susquehanna’s stockholders. It also contemplates that, in the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court will consider the fairness, reasonableness and adequacy of the settlement. The memorandum of understanding further contemplates that if the settlement is finally approved by the court, the settlement will resolve and release all claims that were brought or could have been brought in the Actions, including claims challenging any aspect of the Merger, the Merger Agreement, or any disclosure made in connection therewith, pursuant to terms that will be disclosed to Susquehanna’s stockholders prior to final approval of the settlement. After reaching agreement on the substantive terms of the settlement, the parties also agreed that the plaintiffs may apply to the Court for an award of reasonable attorneys’ fees, costs and expenses to be paid by Susquehanna, its successor in interest and/or its insurer. The settlement, including the payment of any such reasonable attorneys’ fees, costs and expenses, is also contingent upon, among other things, consummation of the Merger and the approval of the Court. The settlement will not affect the merger consideration to be paid to Susquehanna’s shareholders in connection with the Merger or the timing of the special meeting of Susquehanna’s shareholders, scheduled for March 13, 2015 in Mountville, Pennsylvania, to vote upon a proposal to approve the Merger Agreement.

Susquehanna, BB&T, and the other defendants deny all of the allegations made by plaintiffs in the Actions and believe the disclosures in the Proxy Statement are adequate under the law. Nevertheless, Susquehanna, BB&T, and the other defendants have agreed to settle the Actions in order to avoid the costs, disruption, and distraction of further litigation.

Lehman Litigation

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

Preliminary motions are currently pending and the proceeding is in the early stages of discovery; thus it is not yet possible for us to estimate potential loss, if any. Although it is not possible to predict the ultimate resolution or financial liability with respect to this litigation, management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of this proceeding will have a material adverse effect on our financial position, or cash flows; although, at the present time, management is not in a position to determine whether such proceeding will have a material adverse effect on our results of operations in any future quarterly reporting period.

Fair Labor Standards Act Litigation

On January 14, 2015, Patricia Struett, individually and on behalf of all others similarly situated, filed suit against Susquehanna Bancshares, Inc. in the United States District Court for the Eastern District of Pennsylvania, Docket No. 15-cv-00176-JFL. The Plaintiffs’ complaint is a purported collective and class action alleging violations of the Fair Labor Standards Act (“FLSA”) and the New Jersey Wage and Hour Laws and Regulations. The Plaintiffs allege the potential collective and class members worked as Residential Mortgage Bankers who were improperly classified as exempt from the overtime pay requirements of the FLSA and state law and who worked more than 40 hours in any week without receiving all overtime compensation required by the FLSA and state law.

This legal proceeding is in its early stages and discovery has not yet begun. Susquehanna filed an answer with affirmative defenses and is vigorously defending the claims asserted. It is not yet possible for us to estimate potential loss, if any. Although it is not possible to predict the ultimate resolution of financial liability with respect to this litigation, management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of this proceeding will have a material adverse effect on our results of operation, financial position, or cash flows.

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

In 2013, Susquehanna’s Board of Directors approved the 2013 Omnibus Equity Compensation Plan (“the Plan”). The Plan authorizes up to 4,447 shares of common stock for issuance. Incentives under the 2013 plan consist of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock options, restricted stock grants, restricted stock unit grants, performance stock units (“PSU”) and dividend equivalents on restricted stock units and performance stock units. The PSU grants provide key executives with long-term incentives based on Susquehanna’s performance relative to peers, service, and market conditions, as a motivation for future performance and as a retention tool for continued employment. The PSU’s are based on a plan which is a multi-year performance plan, with stock-based incentive award opportunities if certain performance targets are met.

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

For the twelve months ended December 31, 2014, 2013, and 2012, share-based compensation expense totaling $5,585, $3,021 and, $1,921, respectively, was included in salaries and employee benefits expense in the Consolidated Statements of Income. In addition, at December 31, 2014, there was $7,912 of aggregate unrecognized compensation expense related to non-vested share-based compensation arrangements. That expense is expected to be recognized through 2018.

Stock Options

The following table presents the assumptions used to estimate the fair value of options granted in 2014, 2013, and 2012, and the resultant fair values. Expected volatilities are based upon the historical volatility of Susquehanna stock, using the monthly high stock price over the past ten years. The expected term is based upon historical exercise behavior of all employees and directors. The risk-free rate is based upon zero coupon treasury rates in effect on the grant date of the options.

	2014	2013	2012
Volatility	37.97%	37.84%	37.61%
Expected dividend yield	4.00%	4.00%	4.00%
Expected term (in years)	7.0	7.0	7.0
Risk-free rate	2.35%	1.51%	1.09%
Fair value	$3.33	$2.92	$2.40

Option Activity for the Year Ended December 31, 2014

	Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	4,001	$12.75
Granted	5	12.63
Forfeited	(110)	18.30
Expired	(97)	24.44
Exercised	(881)	7.37

Outstanding at December 31, 2014	2,918	$13.78	3.1	$10,344

Exercisable at December 31, 2014	2,616	$14.23	2.7	$9,268

	Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	4,927	$12.53
Granted	6	11.69
Forfeited	(52)	10.46
Expired	(284)	22.39
Exercised	(596)	6.47

Outstanding at December 31, 2013	4,001	$12.75	4.1	$14,238

Exercisable at December 31, 2013	3,467	$13.22	3.5	$12,575

	2014	2013	2012
Intrinsic value of options exercised	$4,871	$3,537	$2,397

A summary of the status of Susquehanna’s non-vested options at December 31, 2014 and 2013, and changes during the years ended December 31, 2014 and 2013 are as follows:

	2014		2013
	Shares	Weighted- average Grant-date Fair Value	Shares	Weighted- average Grant-date Fair Value
Nonvested at January 1,	534	$2.33	785	$2.30
Granted	5	3.33	6	2.92
Vested	(209)	2.15	(171)	2.14
Forfeited	(28)	2.28	(86)	2.45

Nonvested at December 31,	302	2.47	534	2.33

Restricted Stock and Restricted Stock Units

A summary of activity related to restricted stock and restricted stock units for the years ended December 31, 2014 and 2013 is as follows:

	2014		2013
	Restricted Stock and Stock Units	Weighted- average Fair Value	Restricted Stock and Stock Units	Weighted- average Fair Value
Outstanding at January 1,	412	$11.16	347	$9.79
Granted	313	10.48	240	12.16
Vested	(259)	10.65	(162)	9.80
Forfeited	(12)	11.35	(13)	9.89

Outstanding at December 31,	454	$10.98	412	$11.16

Performance Stock Units

A summary of activity related to performance stock units for the years ended December 31, 2014 and 2013 is as follows:

	2014		2013
	Performance Stock Units	Weighted- average Fair Value	Performance Stock Units	Weighted- average Fair Value
Outstanding at January 1,	347	$10.90	0	$0.00
Granted	461	7.64	374	10.90
Vested	(109)	9.63	0	0.00
Forfeited	(113)	8.86	(27)	10.90

Outstanding at December 31,	586	$8.97	347	$10.90

17. Benefit Plans

Pension Plan and Other Postretirement Benefits

Susquehanna maintains a single non-contributory defined benefit pension plan. The plan provides defined benefits based on years of service and levels of compensation in specified periods of employment. Effective June 30, 2009, certain benefits under the plan were frozen, as follows:

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

Additional benefits were frozen effective December 31, 2013. Susquehanna will cease providing future pay-based increases to accounts for eligible employees. Eligible employees continue to receive interest each year at a guaranteed minimum of 5.0%. Employees in this group will also receive an automatic contribution to the Susquehanna 401(k) plan equal to 2.0% of their eligible compensation. In conjunction with the plan freeze, Susquehanna revised the asset allocation strategy for the defined benefit pension plan. The strategy changes involved decreasing the duration of fixed income assets, adding multi-sector bond managers to diversify fixed income holdings, and reducing direct equity exposure.

Susquehanna also maintains a supplemental executive retirement plan (“SERP”) for selected participants. This plan provides for benefits lost under the defined benefit pension plan due to provisions in the Internal Revenue Code that limit the compensation and benefits under a qualified retirement plan. In addition, Susquehanna offers life insurance and certain medical benefits to its retirees.

Obligations and Funded Status

	Pension Benefits		SERP		Other Postretirement Benefits
At December 31	2014	2013	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$156,480	$171,270	$10,768	$9,763	$20,378	$22,008
Service cost	0	4,776	358	678	1,266	1,450
Interest cost	7,691	7,257	510	432	986	855
Plan participants’ contributions	0	0	0	0	409	329
Actuarial gain (loss)	37,075	(15,817)	1,757	(434)	549	(3,628)
Change in plan provisions	0	0	296	0	0	0
Benefits paid	(9,193)	(4,949)	(304)	(245)	(763)	(636)
Liability loss (gain) due to curtailment	0	(6,057)	0	0	0	0
Special termination benefits	0	0	0	574	0	0

Benefit obligation at end of year	192,053	156,480	13,385	10,768	22,825	20,378

Change in Plan Assets
Fair value of plan assets at beginning of year	146,427	146,398	0	0	0	0
Actual return on plan assets	13,917	4,978	0	0	0	0
Employer contributions(1)	22,900	0	304	245	354	307
Plan participants’ contributions	0	0	0	0	409	329
Benefits paid	(9,193)	(4,949)	(304)	(245)	(763)	(636)

Fair value of plan assets at end of year	174,051	146,427	0	0	0	0

Funded Status at End of Year	$(18,002)	$(10,053)	$(13,385)	$(10,768)	$(22,825)	$(20,378)

(1)	Cash contributions made to providers, insurers, trusts, or participants for payment of claims.

Amounts recognized on the consolidated balance sheets consist of the following:

	Pension Benefits		SERP		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Assets	$0	$0	$0	$0	$0	$0
Liabilities	(18,002)	(10,053)	(13,385)	(10,768)	(22,825)	(20,378)

Net asset/(liability) recognized	$(18,002)	$(10,053)	$(13,385)	$(10,768)	$(22,825)	$(20,378)

Amounts recognized in accumulated other comprehensive income (net of taxes at 35%) consist of the following:

	Pension Benefits		SERP		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Net actuarial loss	$40,543	$19,728	$2,344	$1,293	$905	$548
Prior service cost	0	0	616	544	220	295

	$40,543	$19,728	$2,960	$1,837	$1,125	$843

The accumulated benefit obligation for the defined benefit pension plan was $192,053 and $156,480 at December 31, 2014 and 2013, respectively. The accumulated benefit obligation for the SERP was $12,047 and $9,776 at December 31, 2014 and 2013, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net Periodic Benefit Cost

	Pension Benefits		SERP		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Service cost	$0	$4,776	$358	$678	$1,266	$1,450
Interest cost	7,691	7,257	510	432	986	855
Expected return on plan assets	(9,345)	(9,358)	0	0	0	0
Amortization of prior service cost	0	25	187	218	114	114
Amortization of transition obligation	0	0	0	0	0	8
Amortization of net actuarial loss	481	3,283	140	282	0	144
Settlement/curtailment expense	0	70	0	0	0	0
Special termination benefits	0	0	0	574	0	0

Net periodic postretirement benefit cost	$(1,173)	$6,053	$1,195	$2,184	$2,366	$2,571

Other Changes in Plan Assets and Benefit Obligations

	Pension Benefits		SERP		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Net actuarial loss (gain) for the period	$32,503	$(17,494)	$1,757	$(434)	$549	$(3,628)
Amortization of net actuarial loss	(481)	(3,283)	(140)	(282)	0	(144)
Amortization of prior service cost	0	(95)	(187)	(218)	(114)	(114)
Recognition of prior service cost	0	0	296	0	0	0
Amortization of transition obligation	0	0	0	0	0	(8)

Total recognized in other comprehensive income	32,022	(20,872)	1,726	(934)	435	(3,894)

Total recognized in net periodic benefit cost and other comprehensive income	$30,849	$(14,819)	$2,921	$1,250	$2,801	$(1,323)

Expected Amortizations

The estimated net actuarial loss and prior service cost for the plans that are expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is as follows:

	Pension Benefits	SERP	Other Post- retirement Benefits
Expected amortization of net actuarial loss	$1,308	$352	$0
Expected amortization of prior service cost	0	187	96

Additional Information

The weighted-average assumptions used in the actuarial computation of the plans’ benefit obligations were as follows:

	Pension Benefits		SERP		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Discount rate	4.08%	5.00%	3.90%	4.67%	4.13%	4.93%
Rate of compensation increase	N/A	3.00%	4.00%	4.00%	3.00%	3.00%
Assumed health care trend rates:
Health care cost trend rate assumed for next year(1)					8.45% / 7.15%	8.85% / 7.45%
Ultimate health care trend rate					5.00%	5.00%
Year that ultimate trend rate is attained					2022	2022

(1)	Initial trend is 8.45% for pre-65 benefits and 7.15% for post-65 benefits.

The weighted-average assumptions used in the actuarial computation of the plan’s net periodic cost were as follows:

	Pension Benefits		SERP		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Discount rate	5.00%	4.25%	4.67%	4.25%	4.93%	4.00%
Expected return on plan assets	6.50%	6.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	4.00%	4.00%	3.00%	3.00%
Assumed health care trend rates:
Health care cost trend rate assumed for current year(1)					8.85% / 7.45%	9.25% / 7.75%
Ultimate health care trend rate					5.00%	5.00%
Year that ultimate trend rate is attained					2022	2022

(1)	Initial trend is 8.85% for pre-65 benefits and 7.45% for post-65 benefits.

The impact of one-percentage point change in assumed health care cost trend rates is as follows:

	Increase	Decrease
Effect on service cost plus interest cost components of net periodic postretirement benefit cost	$108	$(91)
Effect on accumulated benefit obligation as of December 31, 2014	1,005	(856)

Other accounting items that are required to be disclosed are as follows:

	Pension Benefits		SERP		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013
Alternative amortization methods used:
Prior service cost	Straight line	Straight line	Straight line	Straight line	Straight line	Straight line
Unrecognized net actuarial loss	Straight line	Straight line	Straight line	Straight line	Straight line	Straight line
Average future service (in years)	N/A	10.88	7.19	8.01	N/A	N/A
Average remaining life expectancy	30.54	N/A	N/A	N/A	N/A	N/A
Average future service to assumed retirement age (in years)	N/A	N/A	N/A	N/A	14.71	15.01
Average future service to full benefit eligibility age (in years)	N/A	N/A	N/A	N/A	10.40	10.70
Measurement date used	12/31/2014	12/31/2013	12/31/2014	12/31/2013	12/31/2014	12/31/2013

For the computation of the plans’ benefit obligation at December 31, 2014, Susquehanna utilized new mortality tables issued in 2014 by the Society of Actuaries. The new tables generally raised the assumed lifetime of plan participants; increasing total expected benefit payments and lengthening the plans’ time horizon. The use of these new tables and the decrease in the discount rate noted above were approximately equal contributors to the 2014 actuarial loss component of the plans’ benefit obligation and the amount recognized in accumulated other comprehensive loss at December 31, 2014 compared with December 31, 2013. With an expected increase in the pension obligation due to these factors at December 31, 2014, Susquehanna contributed $22.9 million to the pension plan in 2014 to reduce its underfunded plan status, reduce expected future increases in Pension Benefit Guaranty Corporation premiums and increase the future earnings base of plan assets.

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

For the plan-year ending December 31, 2015, expected employer contributions to the pension plan, SERP, and other benefit plans are $0, $717, and $342, respectively, and expected employee contributions are $0, $0, and $402, respectively. The 2015 plan assumptions used to determine net periodic cost will be a discount rate of 4.08% and an expected long-term return on plan assets of 5.50%. The assumed discount rate was determined by matching Susquehanna’s projected pension payments to high quality AA bonds of similar duration. The payment projections used a seventy-five year payout projection.

The investment objective of the pension plan is to maximize total return while limiting the volatility in funded status by emphasizing growth at a reasonable price and owning fixed-income assets that correlate to the calculation of liabilities under the Pension Protection Act of 2006.

The pension plan’s equity portfolio consists primarily of large-cap stocks. Equity investments are diversified and sector-weighted. Industry growth prospects and economic sentiment are major considerations in the investment process, but risk reduction is achieved through diversification and active portfolio management. The plan does not hold Susquehanna common stock.

The pension plan’s debt securities portfolio consists of bonds rated A or higher at the time of purchase. The current portfolio consists primarily of investment-grade bonds with a duration exceeding eleven years with additional holdings of U.S. agency securities and money market investments. A credit analysis is conducted to ensure that the appropriate liquidity, industry diversification, safety, maximum yield, and minimum risk are achieved. Duration in excess of eleven years is sought for correlation with the determination of plan liabilities. While there is a concentration of assets in long-duration bonds, risk is mitigated by the high quality of the bonds and their correlation to the valuation of plan liabilities.

The target and actual allocations expressed as a percentage of the defined benefit pension plan’s assets are as follows:

	Target	Actual
For the year ended	2015	2014	2013
Equity securities	5-30%	24%	33%
Debt securities	55-95%	75%	65%
Temporary cash and other investments	0-15%	1%	2%

Total		100%	100%

Estimated aggregate future benefit payments for pension, SERP, and other benefits, which reflect expected future service, as appropriate, are as follows:

	Pension	SERP	Other Benefits
2015	$6,125	$717	$744
2016	6,666	729	791
2017	7,231	722	912
2018	7,800	725	1,048
2019	8,335	737	1,135
Years 2020-2024	49,025	4,062	7,307

Fair Value Measurement of Plan Assets

For information regarding Susquehanna’s fair value methodology and hierarchy, refer to “Note 22. Fair Value Disclosures”.

The following tables summarize the fair values of the plan’s investments at December 31, 2014 and 2013.

		Fair Value Measurements at Reporting Date
Description	12/31/2014	Level 1	Level 2	Level 3
Registered investment companies	$131,040	$131,040	$0	$0
U.S. Government agencies	4	0	4	0
Common stocks	40,973	40,973	0	0
Dividends and interest receivable	310	0	0	310
Temporary cash and other investments	1,724	1,724	0	0

Total	$174,051	$173,737	$4	$310

		Fair Value Measurements at Reporting Date
Description	12/31/2013	Level 1	Level 2	Level 3
Registered investment companies	$95,400	$95,400	$0	$0
U.S. Government agencies	6	0	6	0
Municipal bonds	124	0	124	0
Common stocks	47,565	47,565	0	0
Dividends and interest receivable	371	0	0	371
Temporary cash and other investments	2,961	2,961	0	0

Total	$146,427	$145,926	$130	$371

401(k) Plan

Susquehanna maintains a 401(k) savings plan which allows employees to invest a percentage of their earnings, matched up to a certain amount specified by Susquehanna. In addition, in conjunction with the changes to Susquehanna’s pension plan, certain employees are to receive non-discretionary contributions to their 401(k) accounts. Susquehanna’s match of employee contributions to the savings plan, which is included in salaries and benefits expense, totaled $6,449 in 2014, $6,197 in 2013, and $5,903 in 2012. Susquehanna’s non-discretionary contribution to the savings plan was $3,578 for 2014, $2,475 in 2013, and $1,798 in 2012.

18. Earnings per Common Share (“EPS”)

Basic earnings per common share

	For the Year Ended December 31,
	2014	2013	2012
Net income applicable to common shareholders	$144,448	$173,679	$141,172
Average common shares outstanding	185,380	186,927	182,896
Basic earnings per common share	$0.78	$0.93	$0.77

Diluted earnings per common share

	For the Year Ended December 31,
	2014	2013	2012
Net income available to common shareholders	$144,448	$173,679	$141,172
Average common shares outstanding	185,380	186,927	182,896
Dilutive potential common shares	878	908	682

Total diluted average common shares outstanding	186,258	187,835	183,578

Diluted earnings per common share	$0.78	$0.92	$0.77

For the years ended December 31, 2014, 2013, and 2012, options to purchase 1,169, 1,325, and 1,611 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive.

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

The activity of loans to such persons whose balances exceeded $120 follows:

	2014	2013	2012
Balance - January 1	$68,705	$69,046	$33,362
Additions	41,007	27,745	32,250
Deductions:
Amounts collected	(39,532)	(21,167)	(30,047)
Other changes(1)	(661)	(6,919)	33,481

Balance - December 31	$69,519	$68,705	$69,046

(1)	Represents adjustment in beginning balance because of director relationship changes.

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

Cash Flow Hedges of Interest Rate Risk

Susquehanna uses interest rate derivatives to manage its exposure to interest rate movements and add stability to interest income and expense. Susquehanna primarily uses interest rate swaps as part of its interest rate risk management strategy. For example, Susquehanna may issue variable rate debt and then enter into a receive-variable pay-fixed-rate interest rate swap with the same payment timing and notional amount to convert the interest payments to a net fixed-rate basis for all or a portion of the term of the long-term debt. At December 31, 2014 and 2013, Susquehanna had 13 and 14 interest rate swaps, with an aggregate notional amount of $1,114,571 and $1,146,437, respectively, that were designated as cash flow hedges of interest-rate risk.

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

Amounts recorded in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on Susquehanna’s variable-rate liabilities. During the next 12 months, Susquehanna estimates that $13,095 will be reclassified as an expense to net interest income.

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

At December 31, 2014 and 2013, Susquehanna had 364 and 262 derivative transactions, respectively, related to these risk management activities with an aggregate notional amount of $1,961,638 and $1,696,865, respectively. For the years ended December 31, 2014 and 2013, Susquehanna recognized net (losses) gains of ($4,492), and $3,142, respectively, related to changes in fair value of the derivatives in this program.

Credit-risk-related Contingent Features

Susquehanna has agreements with certain of its derivative counterparties that contain the following provisions:

•	if Susquehanna defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then Susquehanna could also be declared in default on its derivative obligations;

•	if Susquehanna fails to maintain its status as a well/adequately capitalized institution, then the counterparty could terminate the derivative positions, and Susquehanna would be required to settle its obligations under the agreements;

•	if Susquehanna fails to maintain a specified minimum leverage ratio, then Susquehanna could be declared in default on its derivative obligations.

At December 31, 2014 and 2013, the fair value of derivatives in a net liability position, which includes accrued interest and any credit valuation adjustments related to these agreements, was $37,011 and $50,247, respectively. At December 31, 2014 and 2013, Susquehanna had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $42,849 and $42,813, respectively. If Susquehanna had breached any of the above provisions at December 31, 2014, it would have been required to settle its obligations under the agreements at termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Fair Value of Derivative Instruments

	Fair Values of Derivative Instruments December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$501	Other liabilities	$13,308
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	26,989	Other liabilities	23,703

Total derivatives		$27,490		$37,011

	Fair Values of Derivative Instruments December 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$1,419	Other liabilities	$31,662
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	22,897	Other liabilities	18,585

Total derivatives		$24,316		$50,247

The Effect of Derivative Instruments on Comprehensive Income

Year Ended December 31, 2014

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)
Interest rate contracts:	$11,483	Interest expense	$(22,046)	Other expense	$0

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts:	Other income	$(4,492)
	Other expense	0

Year Ended December 31, 2013

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)
Interest rate contracts:	$12,953	Interest expense	$(19,591)	Other expense	$0

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Interest rate contracts:	Other income	$3,143
	Other expense	(1)

21. Balance Sheet Offsetting

Assets and liabilities relating to certain financial instruments, including derivatives and securities sold under agreements to repurchase, may be eligible for offset in the consolidated balance sheets as permitted under accounting guidance. Susquehanna is party to transactions involving derivative instruments that are subject to master netting arrangements or similar agreements. Under these agreements, Susquehanna may have the right to net settle multiple contracts with the same counterparty. Certain derivative transactions may require Susquehanna to receive or pledge cash collateral based on the contract provisions.

Susquehanna also enters into agreements in which it sells securities subject to an obligation to repurchase the same or similar securities. Under these agreements, Susquehanna may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates Susquehanna to repurchase the assets. The obligation to repurchase the securities is reflected as a liability in Susquehanna’s consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective investment securities account, therefore there is no offsetting or netting of the investment securities assets with the repurchase agreement liability.

Susquehanna also offers derivative products to qualifying customers and enters into offsetting derivative transactions in due course. Susquehanna manages a matched book with respect to its derivative instruments offered as part of this service to its customers in order to minimize its interest rate risk resulting from such transactions. These instruments are free-standing derivatives and are recorded at fair value on the consolidated balance sheets. Collateral is posted by the counterparty with net liability positions in accordance with the contract provisions.

Susquehanna is subject to the regulations of the Commodity Futures Trading Commission that require financial institutions to clear all eligible contracts beginning June 2013. Susquehanna fulfills this obligation by clearing its eligible contracts through a clearing member that faces a designated clearing house on Susquehanna’s behalf. Susquehanna reports amounts for interest rate contracts in a single clearing member account as of period end on a net basis in the Consolidated Balance Sheets, including the related unrealized contract gains and losses, accrued interest receivable/payable, and cash collateral posted as initial and variation margin. Derivatives originated prior to June 2013 continue to be presented on a gross basis in the Consolidated Balance Sheets.

The following table provides information about financial instruments that are eligible for offset at December 31, 2014 and 2013:

Balance Sheet Netting Disclosure about Offsetting Assets and Liabilities

	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Cash Collateral

December 31, 2014

Financial assets:
Derivatives	$27,490	$0	$27,490	$0	$0	$27,490

Financial liabilities:
Derivatives	$37,011	$0	$37,011	$0	$(32,990)	$4,021
Repurchase agreements	266,089	0	266,089	(266,089)	0	0

Total	$303,100	$0	$303,100	$(266,089)	$(32,990)	$4,021

December 31, 2013

Financial assets:
Derivatives	$24,316	$0	$24,316	$0	$(3,940)	$20,376

Financial liabilities:
Derivatives	$50,247	$0	$50,247	$0	$(35,385)	$14,862
Repurchase agreements	295,800	0	295,800	(295,800)	0	0

Total	$346,047	$0	$346,047	$(295,800)	$(35,385)	$14,862

The table below presents the offsetting of derivative assets and derivative liabilities at December 31, 2014 and 2013.

	Derivative Assets and Collateral Held by Counterparty				Derivative Liabilities and Collateral Pledged by Counterparty
	Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets			Net Amounts Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
December 31, 2014		Financial Instruments	Cash Collateral	Net Amount		Financial Instruments	Cash Collateral	Net Amount

Cleared Agreements: Clearing member A	$0	$0	$0	$0	$12,257	$0	$(12,257)	$0

	0	0	0	0	12,257	0	(12,257)	0

Bilateral Agreements:
Counterparty:
Dealer A	158	0	0	158	3,852	0	(3,740)	112
Dealer B	645	0	0	645	2,248	0	(1,570)	678
Dealer C	21	0	0	21	1,385	0	(1,250)	135
Dealer D	966	0	0	966	1,904	0	(480)	1,424
Dealer E	0	0	0	0	10,067	0	(10,067)	0
Dealer F	0	0	0	0	1,004	0	(1,004)	0
Dealer G	0	0	0	0	1,315	0	(1,315)	0
Dealer H	0	0	0	0	727	0	(727)	0
Dealer I	0	0	0	0	603	0	(580)	23
Dealer J	0	0	0	0	14	0	0	14
Dealer K	0	0	0	0	119	0	0	119
End User	25,700	0	0	25,700	1,516	0	0	1,516

	27,490	0	0	27,490	24,754	0	(20,733)	4,021

Total	$27,490	$0	$0	$27,490	$37,011	$0	$(32,990)	$4,021

December 31, 2013

Cleared Agreements: Clearing member A	$19	$0	$0	$19	$1,077	$0	$(1,077)	$0

	19	0	0	19	1,077	0	(1,077)	0

Counterparty:
Dealer A	2,836	0	0	2,836	3,840	0	(1,290)	2,550
Dealer B	2,412	0	0	2,412	3,306	0	(1,400)	1,906
Dealer C	359	0	0	359	684	0	(550)	134
Dealer D	5,571	0	(3,940)	1,631	688	0	0	688
Dealer E	0	0	0	0	21,251	0	(21,251)	0
Dealer F	0	0	0	0	5,081	0	(5,081)	0
Dealer G	0	0	0	0	3,966	0	(3,966)	0
Dealer H	0	0	0	0	770	0	(770)	0
Dealer I	0	0	0	0	121	0	0	121
Dealer J	0	0	0	0	18	0	0	18
End User	13,119	0	0	13,119	9,445	0	0	9,445

	24,297	0	(3,940)	20,357	49,170	0	(34,308)	14,862

Total	$24,316	$0	$(3,940)	$20,376	$50,247	$0	$(35,385)	$14,862

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

Obligations of states and political subdivisions: These securities are valued using market-based pricing matrices that are based on observable inputs including the structure of the bond, call terms, cross-collateralization features, and tax-exempt features, together with MSRB reported trades, issuer spreads, material event notices and benchmark yield curves. The investor base for most issues of municipal securities is fairly broad, resulting in moderate trading volumes and are classified as Level 2 in the fair value hierarchy. These valuations are sensitive to trends in the broader municipal securities market, which includes credit risk. As market concerns associated with credit risk increase (decrease), the fair value of the securities will generally decrease (increase).

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

Loans and leases

The fair values for loans are estimated using discounted cash flow analyses, applying interest rates currently being offered for loans with similar terms that reflect the credit quality of recent loan originations and, which are indicative of orderly transactions in the current market. Internal prepayment risk models are used to adjust contractual cash flows. Loans are aggregated into pools of similar terms and product type and discounted using interest rates currently being offered for loans with similar terms that reflect the credit quality of recent loan originations. The carrying amounts of accrued interest receivable approximate fair values.

Deposits

The fair values of demand, interest-bearing demand, and savings deposits are the amounts payable on demand at the balance sheet date; recognition of the inherent funding value of these instruments is not permitted. The fair value of time deposits is based upon the discounted value of future cash flows expected to be paid at maturity, using the Federal Home Loan Bank yield curve. Prior to 2014, the fair value of non-maturity deposits included a factor for underlying deposit decay rates used for interest rate risk modeling.

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, at December 31, 2014 and 2013, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined they are not significant. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at December 31, 2014 and 2013, on the consolidated balance sheets and by levels within the valuation hierarchy.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$93,759	$0	$93,759	$0
Obligations of states and political subdivisions	388,510	0	388,510	0
Agency residential mortgage-backed securities	1,888,740	0	1,888,740	0
Non-agency residential mortgage- backed securities	231	0	231	0
Commercial mortgage-backed securities	5,755	0	5,755	0
Other structured financial products	11,729	0	0	11,729
Other debt securities	24,431	0	24,431	0
Other equity securities	24,930	22,144	0	2,786
Derivatives:(1)
Designated as hedging instruments	501	0	501	0
Not designated as hedging instruments	26,989	0	26,989	0

Total	$2,465,575	$22,144	$2,428,916	$14,515

Liabilities
Derivatives:(2)
Designated as hedging instruments	$13,308	$0	$13,308	$0
Not designated as hedging instruments	23,703	0	23,703	0

Total	$37,011	$0	$37,011	$0

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government agencies	$110,148	$0	$110,148	$0
Obligations of states and political subdivisions	398,510	0	398,510	0
Agency residential mortgage-backed securities	1,778,192	0	1,778,192	0
Non-agency residential mortgage-backed securities	565	0	565	0
Commercial mortgage-backed securities	8,734	0	8,734	0
Other structured financial products	11,297	0	0	11,297
Other debt securities	44,086	0	44,086	0
Other equity securities	23,692	20,895	0	2,797
Derivatives:(1)
Designated as hedging instruments	1,419	0	1,419	0
Not designated as hedging instruments	22,897	0	22,897	0

Total	$2,399,540	$20,895	$2,364,551	$14,094

Liabilities
Derivatives:(2)
Designated as hedging instruments	$31,662	$0	$31,662	$0
Not designated as hedging instruments	18,585	0	18,585	0

Total	$50,247	$0	$50,247	$0

(1)	Included in Other assets
(2)	Included in Other liabilities

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following tables present roll-forwards of the balance sheet amounts for the years ended December 31, 2014 and 2013, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Available-for-sale Securities
	Equity Securities	Other Structured Financial Products	Non- agency Residential Mortgage- backed Securities	Total
Balance at January 1, 2013	$3,156	$9,550	$26,800	$39,506
Included in earnings	0	0	1,727	1,727
Realized other-than-temporary impairment	(97)	0	198	101
Principal paydowns	0	(151)	(7,139)	(7,290)
Included in other comprehensive income	(262)	1,898	(126)	1,510
Sales	0	0	(21,460)	(21,460)

Balance at December 31, 2013	2,797	11,297	0	14,094
Principal paydowns	0	(920)	0	(920)
Included in other comprehensive income	(11)	1,352	0	1,341

Balance at December 31, 2014	$2,786	$11,729	$0	$14,515

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

The following tables present assets measured at fair value on a nonrecurring basis at December 31, 2014 and 2013, on the consolidated balance sheets and by the valuation hierarchy.

Description	December 31, 2014	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$37,080	$0	$0	$37,080
Foreclosed assets	9,672	0	0	9,672

	$46,752	$0	$0	$46,752

Description	December 31, 2013	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$54,216	$0	$0	$54,216
Foreclosed assets	16,555	0	0	16,555

	$70,771	$0	$0	$70,771

The following table details the quantitative information about Level 3 fair value measurements:

Asset	Fair Value at December 31, 2014 (in thousands)	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Other structured financial products(1)	$11,729	Discounted Cash Flow	Credit default rates, call options and deferrals, waterfall structure, and covenants.	Varies by individual security, refer to Note 4

Other equity securities	2,786	Discounted Cash Flow	Cash flows from dividends and terminal value	0.2x - 1.2x (.8x)

Impaired loans	37,080	Discounted Cash Flow	Cash flows based upon current discount rates and terminal value	0.6% - 14.3% (4.3%)

Foreclosed assets	9,672	Discounted Cash Flow	Third party appraisals less estimated selling costs	0.0% - 100.0% (36.0%)

Asset	Fair Value at December 31, 2013 (in thousands)	Valuation Technique(s)	Unobservable Input	Range (Weighted Average)

Other structured financial products(1)	$11,297	Discounted Cash Flow	Credit default rates, call options and deferrals, waterfall structure, and covenants.	Varies by individual security, refer to Note 4

Other equity securities	2,797	Discounted Cash Flow	Cash flows from dividends and terminal value	0.2x - 1.5x (.8x)

Impaired loans	54,216	Discounted Cash Flow	Cash flows based upon current discount rates and terminal value	0.8% - 8.0% (3.9%)

Foreclosed assets	16,555	Discounted Cash Flow	Third party appraisals less estimated selling costs	0.0% - 100.0% (29.6%)

(1)	The significant unobservable inputs used in the fair value measurement of Susquehanna’s other structured financial products are conditional repayment rate, loss severity, and conditional default rate. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and directionally opposite change in the assumption used for repayment rate.

Additional Disclosures about Fair Value of Financial Instruments

The following table represents the carrying amounts and estimated fair values of Susquehanna’s financial instruments. The methods and assumptions used to estimate the fair value of each class of financial instruments are described above.

	December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$506,304	$506,304	$506,304	$0	$0
Short-term investments	81,537	81,537	0	81,537	0
Investment securities	2,438,085	2,438,085	22,144	2,401,426	14,515
Restricted investment in bank stocks	115,570	115,570	0	115,570	0
Loans and leases	13,517,882	13,440,662	0	0	13,440,662
Derivatives	27,490	27,490	0	27,490	0
Financial liabilities:
Deposits	13,721,843	13,740,530	0	13,740,530	0
Short-term borrowings	516,089	516,089	0	516,089	0
FHLB borrowings	913,449	916,616	0	916,616	0
Long-term debt	351,904	343,656	0	343,656	0
Derivatives	37,011	37,011	0	37,011	0

	December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$305,357	$305,357	$305,357	$0	$0
Short-term investments	83,227	83,227	0	83,227	0
Investment securities	2,375,224	2,375,224	20,895	2,340,235	14,094
Restricted investment in bank stocks	158,232	158,232	0	158,232	0
Loans and leases	13,576,086	13,463,676	0	0	13,463,676
Derivatives	24,316	24,316	0	24,316	0
Financial liabilities:
Deposits	12,869,372	11,901,099	0	11,901,099	0
Short-term borrowings	555,740	555,740	0	555,740	0
FHLB borrowings	1,531,282	1,531,606	0	1,531,606	0
Long-term debt	453,260	461,247	0	461,247	0
Derivatives	50,247	50,247	0	50,247	0

23. Regulatory Requirements and Other Restrictions

Susquehanna is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Susquehanna’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Susquehanna must meet specific capital guidelines that involve quantitative measures of Susquehanna’s assets, liabilities, and certain off-balance-sheet items calculated pursuant to regulatory directives. Susquehanna’s capital amounts and classifications also are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Susquehanna is in full compliance with these requirements. At December 31, 2014 and 2013, Susquehanna and its wholly-owned subsidiary bank were classified as “well-capitalized.”

Quantitative measures established by regulation to ensure capital adequacy require Susquehanna to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average tangible assets (leverage ratio).

The following table presents summary information regarding Susquehanna and its wholly-owned subsidiary bank as of December 31, 2014 and 2013.

	December 31, 2014				December 31, 2013
	Actual Capital		Capital Requirements		Actual Capital		Capital Requirements
	Ratio	Amount	Minimum	Well Capitalized	Ratio	Amount	Minimum	Well Capitalized
Tier I Capital
Consolidated	12.0%	$1,666,661	$555,554	$833,331	11.7%	$1,641,392	$560,680	$841,021
Bank	11.2	1,558,082	556,458	834,687	11.0	1,548,995	563,783	845,675
Total Capital
Consolidated	13.2	1,827,754	1,111,097	1,388,871	13.0	1,828,082	1,121,523	1,401,903
Bank	12.4	1,719,154	1,112,721	1,390,901	12.3	1,735,685	1,127,068	1,408,835
Leverage Capital
Consolidated	9.6	1,666,661	693,719	867,149	9.6	1,641,392	687,494	859,368
Bank	9.0	1,558,082	690,180	862,725	9.0	1,548,995	686,916	858,645

Susquehanna is limited by regulatory provisions in the amount it can receive in dividends from its banking subsidiary. Accordingly, at December 31, 2014, $12,521 was available for dividend distribution to Susquehanna in 2015 from its banking subsidiary.

Susquehanna Bank is required to maintain reserves against certain deposit liabilities which may be satisfied with vault cash and balances on deposit with the Federal Reserve Bank of Philadelphia. During the reserve maintenance periods that included December 31, 2014 and 2013, cash and due from banks included a daily average balance of $302,621 and $112,296, respectively, for such periods.

Under current Federal Reserve regulations, Susquehanna Bank is limited in the amount it may lend to the parent company and its nonbank subsidiaries. Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the bank’s capital stock, surplus, and undivided profits, plus the allowance for loan and lease losses. Loans from Susquehanna Bank to nonbank affiliates, including the parent company, are also required to be collateralized according to regulatory guidelines. At December 31, 2014, there were no loans from the bank to any nonbank affiliate, including the parent company.

Valley Forge Asset Management LLC is required to maintain minimum net worth capital and is governed by the FINRA and the SEC. As of December 31, 2014, this subsidiary met its minimum regulatory capital requirement.

24. Condensed Financial Statements of Parent Company

Balance Sheets

	December 31,
	2014	2013
Assets
Cash in subsidiary bank	$47,714	$22,361
Investments in and receivables from consolidated subsidiaries	2,981,775	3,061,184
Other investment securities	31,005	31,201
Premises and equipment, net	6,907	6,965
Other assets	69,605	58,619

Total assets	$3,137,006	$3,180,330

Liabilities and Shareholders’ Equity
Long-term debt	$150,000	$225,000
Junior subordinated debentures	146,117	155,002
Other liabilities	86,964	82,741

Total liabilities	383,081	462,743
Shareholders’ equity	2,753,925	2,717,587

Total liabilities and shareholders’ equity	$3,137,006	$3,180,330

Statements of Income

	Years Ended December 31,
	2014	2013	2012

Income:
Dividends from bank subsidiary	$145,500	$180,500	$185,500
Dividends from nonbank subsidiaries	8,200	7,300	3,025
Gains (losses) on sales of investment securities	111	(23)	0
Interest and management fees from bank subsidiary	94,580	87,262	83,009
Interest and management fees from nonbank subsidiaries	5,432	5,109	5,742
Other	1,211	2,141	2,730

Total income	255,034	282,289	280,006

Expenses:
Interest	9,371	14,551	25,358
Other	120,727	107,993	121,073

Total expenses	130,098	122,544	146,431

Income before taxes and equity in undistributed income of subsidiaries	124,936	159,745	133,575
Benefit from income taxes	(9,336)	(943)	(2,154)
Equity in undistributed net income of subsidiaries	10,176	12,991	5,443

Net Income	$144,448	$173,679	$141,172

Statements of Comprehensive Income

	Years ended December 31,
	2014	2013	2012
Net Income	$144,448	$173,679	$141,172

Other comprehensive income (loss):

Change in unrealized gain (loss) on securities available for sale	41	(41)	2
Tax effect and reclassification adjustment	(14)	14	(1)

	27	(27)	1

Changes in postretirement benefit obligations	(34,183)	25,992	(8,967)
Tax effect	11,964	(9,097)	3,138

	(22,219)	16,895	(5,829)

Total other comprehensive (loss) income	(22,192)	16,868	(5,828)

Total comprehensive income	$122,256	$190,547	$135,344

Statements of Cash Flow

	Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$144,448	$173,679	$141,172
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,543	4,507	2,168
Equity in undistributed net income of subsidiaries	(10,176)	(12,991)	(5,443)
Other, net	(28,990)	3,755	14,956

Net cash provided by operating activities	109,825	168,950	152,853

Cash Flows from Investing Activities:
Purchase of investment securities	0	(25,125)	0
Capital expenditures	(4,703)	(4,556)	(5,162)
Net investment in subsidiaries	125,000	(79,500)	60,364
Acquisitions	0	0	(45,005)

Net cash provided by (used in) investing activities	120,297	(109,181)	10,197

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	8,532	7,888	6,181
Proceeds from issuance of long-term debt	0	0	149,025
Repayment of long-term debt	(80,330)	0	(266,088)
Purchases and retirement of common stock	(66,739)	0	0
Purchase of treasury stock	(3,040)	(681)	(587)
Dividends paid	(63,192)	(44,900)	(51,393)

Net cash used in financing activities	(204,769)	(37,693)	(162,862)

Net change in cash and cash equivalents	25,353	22,076	188
Cash and cash equivalents at January 1,	22,361	285	97

Cash and cash equivalents at December 31,	$47,714	$22,361	$285

25. Summary of Quarterly Financial Data (Unaudited)

	2014
Quarter Ended	March 31	June 30	September 30	December 31
Interest income	$164,471	$162,702	$161,735	$161,449
Interest expense	24,407	21,008	25,270	26,065

Net interest income	140,064	141,694	136,465	135,384
Provision for loan and lease losses	6,000	3,000	9,000	7,200

Net interest income after provision for loan and lease losses	134,064	138,694	127,465	128,184
Noninterest income	42,089	45,349	44,617	46,588
Noninterest expense	123,032	125,225	124,411	130,470

Income before income taxes	53,121	58,818	47,671	44,302
Provision for income taxes	15,959	15,324	14,203	13,978

Net income	$37,162	$43,494	$33,468	$30,324

Earnings per common share:
Basic	$0.20	$0.23	$0.18	$0.17
Diluted	$0.20	$0.23	$0.18	$0.17

	2013
Quarter Ended	March 31	June 30	September 30	December 31
Interest income	$175,400	$174,411	$171,077	$167,494
Interest expense	26,194	26,314	25,128	24,806

Net interest income	149,206	148,097	145,949	142,688
Provision for loan and lease losses	12,000	12,000	5,000	2,000

Net interest income after provision for loan and lease losses	137,206	136,097	140,949	140,688
Noninterest income	42,644	49,076	41,343	50,666
Noninterest expense	117,729	119,738	117,701	135,672

Income before income taxes	62,121	65,435	64,591	55,682
Provision for income taxes	19,722	19,787	20,300	14,341

Net income	$42,399	$45,648	$44,291	$41,341

Earnings per common share:
Basic	$0.23	$0.24	$0.24	$0.22
Diluted	$0.23	$0.24	$0.23	$0.22

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

Management of Susquehanna Bancshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2014. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Susquehanna Bancshares, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Susquehanna Bancshares, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 26, 2015

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operating effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Management’s Responsibility for Financial Statements and Report on Internal Control over Financial Reporting are included in Part II, Item 8, “Financial Statements and Supplementary Data,” and are incorporated by reference herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Our Board of Directors (the “Board”) currently consists of 13 members. Each member of the Board shall hold office until Susquehanna’s annual meeting next succeeding his or her election and until his or her successor shall be duly elected and shall qualify, or until his or her earlier death, resignation, retirement or removal from office.

The name and age, as of December 31, 2014, of the members of the Board and their biographical summaries, including their business experience and qualifications, are as follows:

Anthony J. Agnone, Sr.

Age 61

Director Since 2008

Mr. Agnone is the owner and President of Eastern Athletic Services in Hunt Valley, Maryland, a full-service organization providing pre-draft counseling; contract negotiations; financial, budget and tax planning; and marketing and endorsement opportunities to professional athletes and broadcasters, which Mr. Agnone founded in 1978. He has been an adjunct member of the faculty of the University of Baltimore School of Law since 1998 as well as a member of the board of directors of the Sports Lawyers Association since 1984, where he is currently serving as president. The Board has determined that Mr. Agnone’s 30+ years as an investor, entrepreneur and business owner, which experience has included handling personnel issues, managing budgeting and accounting matters, and conducting risk assessments, as well as his prior years of service as a director of one of our subsidiary banks, qualify him to serve as a member of our Board.

Wayne E. Alter, Jr.

Age 62

Director Since 2001

Mr. Alter has been the Chairman and Chief Executive Officer of DynaCorp, Inc., a real estate development and management company located in Hagerstown, Maryland, since 1988. He is also a Managing Member of each of the following real estate ownership and management companies: Fountain Vista, LLC; Kensington LLC; Collegiate Acres LLC; Black Rock Meadows LLC; Kensington Commercial Center LLC; and the Alter Family Reserve, LLC. Mr. Alter is the Chairman of First Action Security Team, Inc., a nationwide product distributor in the security industry based in Hagerstown, Maryland. He is also the Chairman of Dynamark Monitoring, Inc., a nationwide security monitoring company based in Hagerstown, Maryland. Our Board has determined that Mr. Alter’s extensive business experience, service on numerous professional and civic organizations, specifically his service as past chairman of the audit committee for Hagerstown Community College and past chairman of the compensation committee for Washington County Health System, Inc., as well as his prior experience as a director of one of our subsidiary banks, qualify him to serve as a member of our Board.

Henry R. Gibbel

Age 55

Director Since 2011

Mr. Gibbel has been the President and Chief Operating Officer of Lititz Mutual Insurance Company located in Lititz, Pennsylvania since 2008. He also serves as President and Chief Operating Officer of Penn Charter Mutual Insurance Company, Pennsylvania, Farmers’ and Mechanics’ Mutual Insurance Company and Livingston Mutual Insurance Company, each located in Lititz, Pennsylvania. He has served in executive positions at Lititz Mutual Insurance Company and Penn Charter Mutual Insurance Company since 1987, at Farmers’ and Mechanics’ Mutual Insurance Company since 1999 and at Livingston Mutual Insurance Company since 2000. On January 10, 2015, Mr. Gibbel was named CEO of all four companies. Our Board has determined that Mr. Gibbel’s leadership roles, community service and prior experience as a director of one of our subsidiary banks, qualify him to serve as a member of our Board.

Bruce A. Hepburn

Age 72

Director Since 2002

Mr. Hepburn has been a certified public accountant since 1967 and has been self-employed in Lancaster County, Pennsylvania as such since 1994. Mr. Hepburn currently serves as the Independent Lead Director of Susquehanna and has served in this position since January 2011. Previously, Mr. Hepburn was the Chief Financial Officer of Woodstream Corporation, a publicly held company, and was also the President and part owner of Tatco, Inc., a building products distributor. Our Board has determined that Mr. Hepburn’s expertise in accounting and financial statement preparation and review, his prior business experience, as well as his prior years of service as a director of one of our subsidiary banks, qualify him to serve as a member of our Board.

Donald L. Hoffman

Age 72

Director Since 2007

Mr. Hoffman has been the Chief Executive Officer and Chief Financial Officer of Catering by Hoffman located in Hagerstown, Maryland since 1993. He has also been the Chief Executive Officer and Chief Financial Officer of Brook Meadow Meats, a retailer and wholesaler of meats, in Hagerstown, Maryland, since 2006. Mr. Hoffman was the President and Chief Executive Officer of Roy L. Hoffman & Sons, Inc., a meat processing, manufacturing, distribution and catering company located in Hagerstown, Maryland, from 1968 to 2011. The Board has determined that Mr. Hoffman’s extensive business experience as a small business owner in one of our primary geographic regions, his civic service, and his prior experience as a director of one of our subsidiary banks, qualify him to serve as a member of our Board.

Sara G. Kirkland

Age 66

Director Since 2011

Ms. Kirkland has been a Senior Vice President of Susquehanna University in Selinsgrove, Pennsylvania since January 2012 until her retirement on December 31, 2014. From May 2001 to December 2011, she served as the Executive Vice President for Administration & Planning at Susquehanna University. From July 2000 to February 2001, she served as Acting President of Susquehanna University. From 1985 to her appointment as Executive Vice President in 2001, she served as Vice President for University Relations. Our Board has determined that Ms. Kirkland’s knowledge of finance, facilities, human resources, risk management, and public communications, as well as her prior experience as a director of one of our subsidiary banks, qualify her to serve as a member of our Board.

Jeffrey F. Lehman

Age 62

Director Since February 2012

Mr. Lehman has served as President and Chief Executive Officer of Shank’s Extracts, Inc., located in Lancaster, Pennsylvania, since 1986. Mr. Lehman served as a director of Tower Bancorp, Inc. (“Tower”) from March 2009 until February 2012, at which time Mr. Lehman was appointed as a director of Susquehanna in connection with the merger of Susquehanna and Tower. Our Board has determined that Mr. Lehman’s entrepreneurial business experience and his executive leadership and management expertise qualify him to serve as a member of our Board.

Michael A. Morello

Age 61

Director Since 2006

Mr. Morello has been the owner of Stardust Development Company, LLC, a self-storage and real estate development company located in Marmora, New Jersey, since 2001. He is also owner of Stagecoach Investors, LLC and Nine & Stagecoach, LLC, both real estate development companies located in Marmora, New Jersey. Mr. Morello has also been the owner of Chocolates in Paradise, LLC, a Kilwins Chocolate franchise located in Key West, Florida, since 2011. From 1982 to 1997, Mr. Morello was the owner and Chief Executive Officer of Minot Food Packers, Inc., a private-label food processing company located in Bridgeton, New Jersey. Our Board has determined that Mr. Morello’s entrepreneurial business skills and his prior experience as a director of one of our subsidiary banks qualify him to serve as a member of our Board.

Scott J. Newkam

Age 64

Director Since 2007

Mr. Newkam is the retired Chairman, President and Chief Executive Officer of Hershey Entertainment & Resorts Company, a private company that owns and operates resort and entertainment facilities in Hershey, Pennsylvania. Prior to his tenure as Chairman, President and Chief Executive Officer, Mr. Newkam served in various positions with Hershey from 1981 to 1999 where, as a certified public accountant, he supervised and was actively involved in the preparation of financial statements. Our Board has determined that Mr. Newkam’s expertise in accounting and financial statement preparation and review, his prior employment as the controller of a financial institution, and his previous service as a director of one of our subsidiary banks, qualify him to serve as a member of our Board.

Robert E. Poole, Jr.

Age 64

Director Since February 2012

Mr. Poole has served as Chairman, President and Chief Executive Officer of S&A Homes, Inc., Poole Anderson Construction and Allied Mechanical & Electrical, Inc., each located in State College, Pennsylvania, since 1998. Mr. Poole served as a director of Tower from March 2009 until February 2012, at which time Mr. Poole was appointed as a director of Susquehanna in connection with the Tower merger. Our Board has determined that Mr. Poole’s broad experience as a business leader and major regional developer focusing on commercial and residential real estate, and his stature as a community leader within the State College region, qualify him to serve as a member of our Board.

William J. Reuter

Age 65

Director Since 1999

Mr. Reuter has served as the Chief Executive Officer of Susquehanna since 2001 and as the Chairman of the Board since 2002. Mr. Reuter served as Chairman of the Board of Susquehanna Bank from 2001 until December 2013. Our Board has determined that Mr. Reuter’s 35+ years in leadership roles within the banking industry qualify him to serve as a member of our Board.

Christine Sears

Age 59

Director Since 2007

Ms. Sears, a certified public accountant, has served as Executive Vice President and the Chief Operating Officer of Penn National Insurance, an insurance company located in Harrisburg, Pennsylvania, since 2010. From 1999 to April 2010, Ms. Sears was the Chief Financial Officer of Penn National Insurance. Ms. Sears joined Penn National in 1980 and has held various management positions within the company since that time. Our Board has determined that Ms. Sears’s expertise in accounting and financial statement preparation, evaluation and controls, her experience with human resources issues including compensation and benefits, her experience in providing oversight for information technology, her extensive community and industry involvement, as well as her prior experience as a director of one of our subsidiary banks, qualify her to serve as a member of our Board.

James A. Ulsh

Age 68

Director Since 2007

Mr. Ulsh has been a practicing attorney and shareholder of Mette, Evans & Woodside, a law firm located in Harrisburg, Pennsylvania, since 1973. Our Board has determined that Mr. Ulsh’s 35+ years of legal experience representing business enterprises, professional entities, and banks and financial services providers, his civic service, as well as his prior experience as a director of one of our subsidiary banks, qualify him to serve as a member of our Board.

Executive Officers

The information concerning our executive officers required by this Item is provided under the caption “Executive Officers” in Item 1, Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of Susquehanna’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulation to furnish Susquehanna with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of forms that we had received, and written representations from certain reporting persons that they were not required to file Form 5s relating to Susquehanna’s stock, we believe that in 2014, all filing requirements pursuant to Section 16(a) of the Exchange Act relating to our officers, directors and principal shareholders were satisfied.

Code of Ethics

Our Board has adopted a Code of Ethics that outlines the principles, policies and laws that govern all of our activities and establishes guidelines for workplace conduct. The Code of Ethics applies to all of our directors, officers and employees, including senior officers, and every director, officer and employee is required to comply with the Code of Ethics. You can find a copy of the Code of Ethics by visiting our website at www.susquehanna.net and following the links to “Investor Relations,” “Governance

Documents,” and “Code of Ethics of Susquehanna Bancshares, Inc.” A copy of the Code of Ethics may also be obtained, free of charge, by written request to Susquehanna Bancshares, Inc., 26 North Cedar Street, Lititz, Pennsylvania 17543, Attention: Secretary. Susquehanna intends to disclose amendments to, or director and executive officer waivers from, the Code of Ethics, if any, on our website, or by filing a Form 8-K with the SEC to the extent required by the Nasdaq listing standards.

Our Board has also adopted Corporate Governance Guidelines applicable to each member of the Board. You can find a copy of the Corporate Governance Guidelines by visiting our website at www.susquehanna.net and following the links to “Investor Relations,” “Governance Documents,” and “Corporate Governance Guidelines.”

Nominations by Susquehanna Shareholders

There have been no material changes to the procedures by which our shareholders may recommend nominees to our Board. Our Bylaws provide that at each annual meeting, any holder of Susquehanna’s common stock may make additional nominations for election to the Board. Each nomination must be made in accordance with our Bylaws and preceded by a notification made in writing and delivered or mailed to Susquehanna’s Secretary not less than 120 days prior to the first anniversary of the date of the preceding year’s annual meeting. For each person the shareholder proposes to nominate as a director, the notification must contain the information which is required to be disclosed in solicitations of proxies for election of directors or is otherwise required pursuant to the rules promulgated by the SEC. The notice must also include certain information about the shareholder, including the shareholder’s name, address and telephone number, the number and class of shares owned by the shareholder, and a description of all agreements or arrangements entered into by the shareholder with respect to Susquehanna shares. Any nominee to the Board proposed by a shareholder must consent in writing to such nomination.

The Nominating and Corporation Governance Committee will evaluate and consider shareholder nominations using the same criteria as used for nominations submitted by our management or Board members, as described above. In making the evaluation, the Nominating and Corporation Governance Committee may seek additional information on the nominee from either the nominee or the Susquehanna shareholder making the nomination.

Audit Committee

The members of the Audit Committee are Henry R. Gibbel, Bruce A. Hepburn, Scott J. Newkam and Christine Sears. Each director who serves on the Audit Committee is “independent” for purposes of Rule 10A-3 promulgated under the Exchange Act and the Nasdaq listing standards. Our Board has determined that Bruce A. Hepburn, Scott J. Newkam and Christine Sears each are an “audit committee financial expert” as defined in Item 407(d)(5)(2) of Regulation S-K. The functions performed by the Audit Committee include:

•	meeting with our independent registered public accounting firm and reviewing the scope and results of our annual audit;

•	reviewing information pertaining to internal audits;

•	overseeing that our management has maintained the reliability and integrity of accounting policies, financial reporting and disclosure practices; established and maintained processes to ensure an adequate system of internal control; and established and maintained processes to ensure compliance with applicable laws, regulations and corporate practices;

•	meeting with the Board on a regular basis to report the results of its reviews;

•	selecting the independent registered public accounting firm and reviewing periodically its performance and independence from management;

•	reviewing and approving our Internal Audit Plan;

•	periodically meeting privately with our independent registered public accounting firm, senior management and our internal auditor; and

•	reviewing and approving transactions between Susquehanna and related parties.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

The following discussion provides an overview and analysis of our Compensation Committee’s philosophy and objectives in designing compensation programs, as well as the compensation determinations and the reasons for those determinations relating to our Chief Executive Officer, Chief Financial Officer, and the next three most highly compensated executive officers, who we collectively refer to as the “named executive officers.” For 2014, our named executive officers also include our former President, Andrew S. Samuel, who resigned effective October 10, 2014. Our named executive officers for 2014 are set forth in the table below:

Name	Position
William J. Reuter	Chairman of the Board and Chief Executive Officer
Michael W. Harrington	Executive Vice President and Chief Financial Officer
Gregory A. Duncan	President*
Michael M. Quick	Executive Vice President and Chief Corporate Credit Officer
Kevin J. Burns	Executive Vice President and Chief Risk Officer
Andrew S. Samuel	Former President*

*	Mr. Duncan, previously Executive Vice President and Chief Operating Officer, was appointed President of Susquehanna, effective upon the resignation of Mr. Samuel, effective October 10, 2014.

This discussion should be read together with the compensation tables for our named executive officers, which follow the Compensation Discussion and Analysis section.

Executive Summary

Executive Compensation Philosophy

At Susquehanna, the compensation of our named executive officers is structured to reflect our overall performance and the contribution of our named executive officers to that performance. Our compensation program is designed to both encourage and reward behaviors that ultimately contribute to the achievement of our organizational goals and maximize value to our shareholders over the long-term.

The compensation of our named executive officers is determined by the Compensation Committee with input from our CEO regarding the individual performance of all named executive officers other than the CEO. The Compensation Committee’s overall goals are to continue to enhance an executive compensation program that focuses on a pay-for-performance philosophy that drives shareholder value and aligns the compensation of our named executive officers with that of our peer group, while providing an appropriate retention incentive. In pursuit of those goals, the Compensation Committee takes into account actual and target financial performance, regulatory safety and soundness, and risk evaluation and management processes.

Financial Results

In 2014, we focused our attention on further refining and executing on our strategy to maintain and enhance our financial performance while continuing to evaluate our strategic opportunities and challenges in the business and regulatory environment.

Our key financial results for 2013 and 2014 are as follows:

	2014	2013
Earnings per Share	$0.78	$0.92
Dividends	0.34	0.31 *
Return on Assets	0.78%	0.95%
Return on Tangible Equity**	10.34%	13.57%
Efficiency Ratio**	67.21%	62.55%

*	The $.07 dividend for the First Quarter of 2013 was accelerated and paid in the Fourth Quarter of 2012. This table reflects that dividend amount in the First Quarter of 2013.
**	Non-GAAP based financial measures. Please refer to the calculations and management’s reasons for using the measures which are addressed in Table 4 in Part I of this Annual Report on Form 10-K.

On November 11, 2014 we entered into an agreement to merge with BB&T Corporation (“BB&T”). Please see the Proxy Statement/Prospectus for more information on the Merger.

The following table compares our Total Shareholder Return trend to our 2014 peer group, for 2012, 2013 and 2014.

2014 Compensation Highlights

To enhance our pay-for-performance compensation philosophy, the Compensation Committee sought in 2014 to more closely align our incentive plans with our short-term and long-term strategies and objectives. To that end, the Short-Term Incentive Plan (“STIP”) was designed to include corporate-level goals more heavily weighted on our profitability and risk management goals. Additionally, performance stock units awarded in 2014 under the 2013 Omnibus Equity Plan continued to include goals tied to relative 3-year Total Shareholder Return and Return on Tangible Equity.

The Compensation Committee and our Board, where appropriate, also took the following specific actions with respect to our named executive officers’ for 2014:

•	As a result of the annual competitive benchmarking analysis conducted by McLagan and our review of other key market performance metrics, we did not make base salary adjustments for our named executive officers in 2014, other than with respect to promotions or new hires;

•	We continued our practice of granting both short-term and long-term incentives to our named executive officers which provide for payment tied to our corporate performance;

•	We modified the corporate-level performance goals under the STIP to be more heavily weighted on risk management goals (30 percent vs. 20 percent);

•	We appointed Mr. Duncan as President following the resignation of Mr. Samuel, effective October 10, 2014;

•	We approved the compensation package for our Chief Risk Officer Mr. Burns to oversee enterprise-wide risk management for Susquehanna;

•	We took certain actions on December 31, 2014 to address certain tax implications as a result of the Merger, including accelerating the vesting and payout of the following awards on December 31, 2014:

•	annual cash incentive awards under the STIP based on the level of achievement of our 2014 performance goals;

•	2013 and 2014 PSUs based on the achievement of the Company Profit Trigger for 2014; and

•	2012 STIP deferred awards, including cash and RSUs based on the achievement of the Company Profit Trigger for 2014.

•	We accelerated a nonqualified stock option for 25,000 shares for Mr. Harrington in December 2014 that was otherwise scheduled to accelerate and vest on June 19, 2015, 2016 and 2017 and permitted the net exercise of such option on or before December 31, 2014. This action was also taken to address certain tax implications as a result of the Merger.

Compensation Philosophy and Components of Executive Compensation

The compensation of our named executive officers is determined by the Compensation Committee with input from Mr. Reuter regarding the individual performance of all named executive officers other than himself. Annually, the Compensation Committee conducts a review of our executive compensation program. For 2014, the Compensation Committee’s overall goals were to continue and enhance our executive compensation program focused on a pay-for-performance philosophy that drives shareholder value and aligns our named executive officers’ compensation with the market median (i.e., 50th percentile) of comparable executives in our peer group. In pursuit of those goals, the Compensation Committee takes into account our actual and target financial performance, regulatory safety and soundness, and risk evaluation and management processes. The Compensation Committee seeks to implement our compensation philosophy through a compensation structure comprised of base salary and long-term and short-term incentive-based compensation. Since a meaningful part of total compensation is incentive based, we establish a direct link between executive compensation and the long-term performance of Susquehanna.

The key components of our executive compensation consist of base salary, cash and equity incentives, and supplemental retirement benefits. While each element of compensation described below is considered separately, the Compensation Committee takes into account the aggregate value of the compensation package for each of our named executive officers, including pension benefits, severance benefits, insurance and other benefits, and compares the target level of benefits under each plan to those in place for the named executive officers at comparable companies, as described in more detail under “—Benchmarking and Other Analysis” below. In considering how the aggregate compensation package for each of our named executive officers compares to that of the named executive officers of comparable companies, the Compensation Committee considers the overall performance of those comparable companies relative to our overall performance and our named executive officers’ experience and contributions.

The following table outlines the major elements of 2014 total compensation for our named executive officers:

Compensation Element	Purpose	Link to Performance	Fixed / Performance Based	Short / Long - Term
Base Salary	Helps attract and retain executives through market-competitive base pay	Based on individual performance and market practices	Fixed	Short-Term

Annual Cash Incentive Awards	Encourages achievement of financial performance metrics that create near-term shareholder value	Based on achievement of predefined corporate performance objectives	Performance Based	Short-Term

Long-Term Incentive Awards	Aligns executives’ and shareholders’ long-term interests while creating a retention incentive through multiyear vesting	Based on achievement of predefined corporate performance objectives	Performance Based	Long-Term

Supplemental Executive Retirement Plans	Provides income security into retirement and creates a retention incentive through use of multiyear vesting	Competitive practice	Fixed	Long-Term

Benefits and Perquisites	Provide limited perquisites as well as health and welfare benefits on the same basis as our general employee population	Competitive practice	Fixed	Short-Term

The charts below illustrate our 2014 total target direct compensation, which includes base salary and target short-term and long-term incentive awards. Specifically, in 2014, 73% of target compensation to our CEO, and 59% of target compensation to our other named executive officers, was performance-based compensation and not guaranteed.*

*	The above charts are based on target cash compensation equal to 100% of base earnings for the CEO, 80% of base earnings for the President, and 60% of base earnings for other named executive officers, plus target equity grants equal to 170% of base salary for the CEO and 80% of base salary for the other named executive officers.

Benchmarking and Other Analysis

The Compensation Committee oversees several analyses relating to our compensation practices for named executive officers and considers these analyses in making decisions related to executive compensation and in designing potential compensation programs for our named executive officers. Analyses include, but are not limited to, annual benchmarking reviews, pay-for-performance analyses and assessment of incentive compensation to ensure that it does not encourage excessive or unnecessary risk-taking. As a general principle, the Compensation Committee designs the compensation packages of our named executive officers to provide for compensation levels at the market median (i.e., 50th percentile) for our peer group for target performance.

Role and Relationship of the Compensation Consultant

The Compensation Committee has the sole authority to retain and terminate a compensation consultant and to approve the consultant’s fees and all other terms of the engagement. The Compensation Committee has direct access to outside advisors and consultants throughout the year.

The Compensation Committee retained the services of McLagan, an Aon Hewitt company, as an independent outside compensation consultant. McLagan was engaged directly by the Compensation Committee and reports directly to the Compensation Committee. For our 2014 executive compensation program, the Compensation Committee’s focus was to continue to enhance an already strong executive compensation program that focuses on pay-for-performance, aligns the compensation of our named executive officers with that of our peer group, and provides an appropriate retention incentive. The scope of McLagan’s engagement included:

•	developing an updated peer group for 2014, as discussed further below;

•	conducting a detailed competitive assessment comparing our executive compensation and Board compensation programs to compensation levels within the peer group;

•	assisting with the development and the recommendations with respect to our 2014 short-term and long-term incentive programs; and

•	preparing a comprehensive report of findings and recommendations on our CEO’s compensation, including a comparison to total shareholder return, consistent with investor guidelines.

The aggregate fees paid for the services in calendar year 2014 to Aon Corporation, which includes Aon and McLagan, were $870,955. Of those fees, $218,308 was for executive compensation review and planning, $102,516 was for supplemental executive retirement plan actuarial services directed by the Compensation Committee related to executive compensation, and $550,131 was paid for additional services requested by management not related to executive or director compensation. These total fees were less than 0.008% of Aon’s 2014 revenue.

The Compensation Committee is sensitive to the concern that the services provided by Aon, and the related fees, could impair the objectivity and independence of McLagan, and the Compensation Committee believes that it is vital that objectivity and independence is maintained. At the same time, the Compensation Committee recognizes that the services provided by Aon are valuable to Susquehanna, and using a separate firm may require redundant work product and create other inefficiencies. In addition, the Compensation Committee has reviewed and confirmed that McLagan and Aon maintain appropriate safeguards to ensure that the consulting services provided by McLagan are not influenced by services provided by Aon and Susquehanna. As such and after considering the factors set forth in Rule 10C-1(b)(4) of the Exchange Act regarding compensation advisor independence, the Compensation Committee has concluded that these engagements do not compromise McLagan’s independence as the Compensation Committee compensation consultant.

Competitive Benchmark Analysis

The Compensation Committee understands the importance of ensuring a competitive total compensation package that enables us to attract and retain a strong leadership team. The Compensation Committee believes that our direct competitors for executive talent are not only the companies that would be included in a peer group established for comparing shareholder returns. Successful executives in the banking industry have a broad range of opportunities in the financial services industry generally, either with larger or smaller institutions, or with related industry groups or unrelated industry groups in some instances (a chief financial officer, for example). The Compensation Committee’s annual compensation reviews permit an ongoing evaluation of the link between our performance and executive compensation in this greater context.

A primary data source used by the Compensation Committee in setting the competitive market for our named executive officers is the information publicly disclosed by a peer group of other publicly traded financial institutions. This peer group is reviewed annually and updated as appropriate to take into account changes in our size, scope and business focus and that of our peer institutions. The peer group approved by the Compensation Committee for 2014 remains relatively unchanged from the prior year and is based on the following criteria:

•	Companies with an asset base between $9.2 billion and $36.9 billion (0.5x to 2x Susquehanna’s asset size) as of September 30, 2013;

•	Companies with consumer loans representing less than 60% of the total company portfolio;

•	Companies with commercial loans representing less than 92.5% of the total company portfolio;

•	Exclude mutual holding companies; and

•	Exclude companies that were participating in TARP.

Based on the peer group criteria, the Compensation Committee approved the following peer group of 19 financial institutions for 2014:

Associated Banc-Corp (ASB)	IBERIABANKCorp.(IBKC)
BancorpSouth Inc. (BXS)	MB Financial Inc. (MBFI)
City National Corp. (CYN)	People’s United Financial (PBCT)
Commerce Bancshares Inc. (CBSH)	Prosperity Bancshares Inc. (PB)
Cullen/Frost Bankers Inc. (CFR)	TCF Financial Corp. (TCB)
F.N.B. Corp. (FNB)	UMB Financial Corp. (UMBF)
First Horizon National Corp. (FHN)	Valley National Bancorp (VLY)
FirstMerit Corp. (FMER)	Webster Financial Corp. (WBS)
Fulton Financial Corp. (FULT)	Wintrust Financial Corp. (WTFC)
Hancock Holding Co. (HBHC)

MB Financial Inc. (MBFI) was added to the peer group due to their increased asset base following a recent acquisition. First Niagara Financial Group (FNFG) was removed from the peer group due to their asset size, and Signature Bank (SBNY) was removed from the peer group due to their commercial loans representing greater than 92.5% of the total company portfolio. Susquehanna is ranked at the 51st percentile in terms of assets of the peer group as of September 30, 2013.

In addition to reviewing and updating our peer group, the Compensation Committee periodically reviews emerging and best practices related to executive compensation through its consultant and other association or educational sources.

The following table compares Mr. Reuter’s total compensation to CEO compensation among the peer group for 2012, 2013 and 2014.*

*	For purposes of this table, calendar year 2014 market percentiles are not yet available.

Say-on-Pay Vote and Shareholder Outreach

The Compensation Committee believes that our executive compensation programs effectively implement our pay-for-performance philosophy. We evaluate our executive compensation programs based on market conditions, shareholder views, and governance considerations, and make changes as appropriate to support our strategic business goals. On May 2, 2014, we held our annual shareholder advisory vote on the compensation of our named executive officers, commonly referred to as a say-on-pay vote. We had strong support from our shareholders with respect to our executive compensation programs with over 97.1% of shareholder votes cast in favor of the say-on-pay resolution.

In addition to shareholder views expressed through the say-on-pay vote, we have engaged certain institutional shareholders in discussions concerning our executive compensation program and other governance practices. As we evaluated our compensation programs in 2014, we took into account the positive results from the shareholder advisory vote from the 2014 Annual Meeting, discussions with our institutional shareholders, as well as the benchmarking analysis and advice provided by McLagan.

Base Salaries

Base salaries for our named executive officers are typically set pursuant to their employment agreements but may be increased annually if so determined by the Compensation Committee. In 2014, we reviewed the annual competitive benchmarking analysis conducted by McLagan and other key market performance metrics in our overall financial plan and determined that no base salary adjustments would be made, other than with respect to promotions or new hires. Mr. Duncan received a base salary increase in connection with his promotion to President following the resignation of Andrew S. Samuel, effective October 10, 2014. Mr. Burns commenced employment with Susquehanna, effective January 6, 2014 and his base salary was negotiated in connection with his hiring.

Name	2013 Annual Base Salary	2014 Annual Base Salary
William J. Reuter	$945,000	$945,000
Michael W. Harrington	424,000	424,000
Gregory A. Duncan	462,000	550,000	*
Michael M. Quick	454,781	454,781
Kevin J. Burns	N/A	400,000
Andrew S. Samuel	577,500	577,500

*	The base salary information disclosed for Mr. Duncan is effective as of October 10, 2014, as annualized. Mr. Duncan was paid an annual base salary of $462,000 until October 10, 2014.

Incentive Compensation

The Compensation Committee awards short-term incentive compensation pursuant to the STIP and long-term equity compensation pursuant to Susquehanna’s 2013 Omnibus Equity Plan.

Short-Term Incentive Plan

The STIP is our broad-based annual incentive compensation plan for select employees, including our named executive officers. The STIP allows the Compensation Committee to structure awards to “covered employees” under section 162(m) of the Code to meet the “qualified performance-based compensation” exception under section 162(m) of the Code. We structured awards to our named executive officers in 2014 to meet this exception. Awards under the STIP are paid in cash or equity and are tied to our performance in 2014. In accordance with our pay-for-performance compensation philosophy, there are no individual performance goals for awards for our named executive officers under the STIP, but rather, such awards are based 100% on our performance.

The primary objectives of the STIP for 2014 as it relates to our named executive officers are:

•	aligning the interests of our named executive officers with our shareholders;

•	incenting our named executive officers to pursue our strategic goals and objectives; and

•	providing competitive total cash compensation.

For 2014, the Compensation Committee approved an aggregate incentive pool under the STIP equal to 10% of pre-tax pre-incentive net income. This overall funding goal is designed to comply with section 162(m) of the Code. Funding of the incentive pool is also subject to the requirement that we must generate enough profit to cover regular quarterly dividends, excluding special dividends and is subject to the Compensation Committee’s negative discretion under the STIP to reduce the aggregate incentive pool.

The Compensation Committee also established five corporate performance goals for 2014, including earnings per share (“EPS”); Liquidity (Loan/Deposit); Pass Rating / Total Loans; Total Loan Growth; and Total Deposit Growth. The Compensation Committee modified the corporate performance goals for 2014 to focus on EPS as the profitability driver, along with separate risk management and corporate growth goals. The following specific changes were made to the 2014 corporate performance goals as compared to 2013 goals:

•	EPS replaced return on assets to align with our corporate budget and shareholder interest.

•	Efficiency ratio was replaced with a liquidity measure which measures loans over deposits.

•	The non-performing assets ratio was replaced with a credit quality ratio that measures our pass rating to the sum of our total loans.

•	C&I and consumer loan growth and demand deposit account growth were replaced with total loan growth and total deposits growth.

The table below summarizes the 2014 performance measures and goals approved by the Compensation Committee for our named executive officers, weighting of the goals, as well as the actual 2014 performance results.

Goal	Weight*	Threshold	Target	Stretch	Actual
Earnings Per Share	50%	$0.72	$0.80	$0.90	$0.78
Liquidity (Loan/Deposit)	15%	103%	99%	95%	99%
Pass Rating / Total Loans	15%	83%	86%	89%	85%
Total Loan Growth $ (millions)	10%	$350	$438	$526	$76
Total Deposit Growth $ (millions)	10%	$740	$925	$1,110	$1,082

*	For Mr. Burns the weighting is 40% EPS, 40% credit to emphasize risk management and 20% growth, each as set forth in the table below.

Achievement of the above performance goals is determined based on actual performance and, for some goals, is measured based on year over year growth, in each case based on the following definitions:

•	Earnings Per Share is calculated by dividing net income by average common shares of Susquehanna stock outstanding (Profitability Goal);

•	Liquidity (Loan/Deposit) is the ratio of total loans (before allowances) compared to total deposits reported on our balance sheet (Risk Management Goal);

•	Pass Rating/Total Loans is the ratio of total loans with an assigned credit quality pass rating by our credit department compared to total commercial loans (Risk Management Goal);

•	Total Loan Growth represents the aggregate dollar growth in all loans for the year, excluding 1-4 Residential, Indirect Auto, Hann Financial Services (loans and leases), nonaccruals, current loans in process and purchase accounting (Growth Goal); and,

•	Total Deposit Growth represents the aggregate dollar growth for the year in checking account balances for all types of deposit products, excluding brokered CD’s and purchase accounting adjustment (Growth Goal).

Named executive officers are entitled to award opportunities based on a percentage of base salary. The Compensation Committee established target awards based on the market median for comparable executives within the peer group based on the McLagan analysis. Performance between each performance level (i.e., threshold, target, and stretch) is interpolated on a straight-line basis.

The following table sets forth the award opportunity levels for each named executive officer of Susquehanna for 2014. Actual awards can range from 0% to the percentage amounts set forth in the “Stretch” column of the table, depending on corporate performance relative to the STIP performance goals:

Position	Threshold	Target	Stretch
CEO	25% of base salary	100% of base salary	150% of base salary
President*	20% of base salary	80% of base salary	120% of base salary
Other Named Executive Officers	15% of base salary	60% of base salary	90% of base salary

*	Mr. Duncan’s STIP award opportunity was increased to the level of President in connection with his appointment on October 10, 2014.

Based on achieving pre-tax pre-incentive net income of no less than $200 million, we generated sufficient profit to cover normal quarterly dividends for 2014 and fund the aggregate incentive pool under the STIP. As a result, our named executive officers received annual incentive awards based on the 2014 financial results, equating to 81.81% of their target incentive award level, 83.74% for Mr. Burns. The following charts include the performance level achieved with respect to each performance goal relative to the weighting and the level of each performance goal and the actual annual incentive awards paid to each named executive officer based, based on overall performance:

Performance Goal	Performance Level Achieved	Weighting	Weighting (Mr. Burns)	Percentage Level Incentive Payout	Percentage Level Incentive Payout (Mr. Burns)
Earnings Per Share	Between Threshold and Target	50%	40%	38.60%	30.88%
Liquidity (Loan/Deposit)	Between Target and Stretch	15%	20%	15.91%	21.22%
Pass Rating / Total Loans	Between Threshold and Target	15%	20%	13.05%	17.40%
Total Loan Growth $ (millions)	Below Threshold	10%	10%	0.00%	0.00%
Total Deposit Growth $ (millions)	Between Threshold and Target	10%	10%	14.24%	14.24%

Total		100%	100%	81.81%	83.74%

Name	Target Cash Incentive Bonus (% of Salary)	Actual Cash Incentive Bonus (% of Salary)	Actual Cash Incentive Bonus***

William J. Reuter	100%	81.81%	$773,060
Michael W. Harrington	60%	49.08%	208,113
Gregory A. Duncan	80%*	65.44%	313,428
Michael M. Quick	60%	49.08%	223,221
Kevin J. Burns	60%	50.24%	193,243
Andrew S. Samuel**	80%	0.00%	0

*	Mr. Duncan’s bonus opportunity was increased to the level of President in connection with his appointment on October 14, 2014.
**	Mr. Samuel was not eligible to receive an annual incentive award under the STIP because he resigned effective October 10, 2014.
***	The bonus amounts paid to each named executive officer represent the aggregate bonus amounts payable in two installments: the first on December 31, 2014 and the second which is scheduled to be paid in March 2015.

2014 Long-Term Incentive Awards

Under the 2013 Omnibus Equity Plan by shareholders, we approved the following grants of performance stock units (“PSUs”) for each named executive officer. The target number of PSUs set forth below was granted to each named executive officer, but the actual number of PSUs that become earned and vested will be based on the actual performance level achieved with respect to the awards. We have also included the threshold and stretch number of PSUs that may become earned and vested in the table below.

Name	Number of Performance Stock Units
	Threshold	Target	Stretch
William J. Reuter	75,952	153,675	205,489
Michael W. Harrington	16,035	32,445	43,384
Gregory A. Duncan	17,473	35,355	47,275
Michael M. Quick	17,200	34,803	46,537
Kevin J. Burns	15,128	30,609	40,929
Andrew S. Samuel*	32,763	66,290	88,641

*	In connection with Mr. Samuel’s resignation effective October 10, 2014, all PSUs were forfeited.

PSUs are structured to meet the “qualified performance-based compensation” exemption from the $1 million limit of Section 162(m) of the Code. PSUs may become earned and vested based on the actual performance level achieved over a three-year performance period with respect to the following performance measures:

•	two-thirds of the PSUs will become earned and vested based on the actual performance level achieved with respect to Three-Year Relative Total Shareholder Return and Three-Year Relative Return on Tangible Common Equity for the period of January 1, 2014 through December 31, 2016; and

•	one-third of the PSUs will become earned and vested based on the actual performance level achieved with respect to the Company Profit Trigger (described below) for each of the 2014, 2015 and 2016 calendar years. This one-third of the PSUs will vest at the target level only if we generate $55 million, $57.5 million, and $60 million of net income (determined in accordance with GAAP) for each of the 2014, 2015, and 2016 calendar years, respectively (the “Company Profit Trigger”); provided that such net income is sufficient to cover four times the highest regular quarterly dividend for the calendar year of vesting.

The actual number of PSUs earned and vested will be based on the actual performance level and will be interpolated on a straight-line basis for pro-rata achievement of the performance goals, if applicable, rounded down to the nearest whole number. No PSU will become earned and vested if the relevant threshold level of performance for such PSU is not achieved. In connection with a change of control, the performance period will end on the date of the change of control and PSUs will become earned and vested based on the greater of the actual performance level as of the date of the change of control or the target performance level.

For the January 1, 2014 through December 31, 2014 period, we exceeded the target-level Company Profit Trigger with respect to our 2013 PSU awards and the above 2014 PSU awards. As a result, our named executive officers earned and became vested in the following number of shares of common stock on December 31, 2014:

Name	2013 PSU Awards Number of Shares Awarded		2014 PSU Awards Number of Shares Awarded

William J. Reuter	14,430		16,682
Michael W. Harrington	2,658		3,522
Gregory A. Duncan	3,341		3,838
Michael M. Quick	3,289		3,778
Kevin J. Burns	N/A	*	3,322
Andrew S. Samuel*	N/A		N/A

*	Mr. Burns was not hired until January 6, 2014 and therefore did not receive 2013 PSU award. Mr. Samuel forfeited all of his PSU awards in connection with his resignation, effective October 10, 2014.

Recoupment Policy

All incentive awards to our named executive officers, including awards under the STIP and the 2013 Omnibus Equity Plan, are subject to a “clawback” pursuant to our Recoupment Policy, or such other compensation, clawback or recoupment policy in effect from time to time.

Stock Ownership Guidelines

We have stock ownership guidelines in place for our named executive officers and members of our Board. These stock ownership guidelines require our named executive officers to beneficially own shares of Susquehanna’s common stock as follows:

Position	Guideline
Chief Executive Officer	Lesser of three times base salary or 120,000 shares
All Other Named Executive Officers	Lesser of two times base salary or 40,000 shares

Our named executive officers have five years from the later of their date of hire or January 1, 2011, to comply with the stock ownership guidelines. Beneficially owned shares include shares held by a named executive officer, directly or indirectly, but do not include unvested restricted stock or unexercised stock options. Until the stock ownership guidelines are achieved, the sale of shares of our common stock is restricted.

Trading, Hedging and Pledging Restrictions

We have an insider trading policy that prohibits directors and executive officers, including our named executive officers, from making any short sales of, or buying or selling puts, calls or options, or participating in equity swap transactions in respect of, any Susquehanna’s securities at any time without prior written approval from our Chief Legal Officer. Our insider trading policy includes an anti-pledging policy, under which directors and executive officers are prohibited from pledging, hypothecating, or otherwise encumbering shares of Susquehanna’s common stock or other equity securities as collateral for indebtedness without first obtaining prior approval from the Chief Legal Officer. This prohibition includes, but is not limited to, holding such shares in a margin account. In addition, the Board discourages sales of Susquehanna common stock by directors and executive officers except pursuant to a pre-arranged trading plan.

Deferred Awards

Certain awards granted to our named executive officers in prior years were subject to vesting based on Susquehanna generating enough net income (determined in accordance with GAAP) to cover our normal quarterly dividends (excluding special dividends) for specified calendar years (the “Annual Profit Trigger”). Specifically, a significant portion the 2012 STIP awards which were based on 2012 performance were subject to a mandatory deferral feature based on the Annual Profit Trigger for 2014, including a portion that was paid in RSUs and cash. The RSUs were scheduled to vest on the first and second anniversary of the date of grant and the cash awards were scheduled to pay 50% in 2013 and 25% on the first and second anniversary thereafter, all subject to the achievement of the Annual Profit Trigger. In addition, cash awards made to certain of our named executive officers in 2012 based on their performance in completing and integrating the Tower acquisition were also subject to a mandatory deferral feature tied to the Annual Profit Trigger. These awards vested 50% on June 19, 2012 and 25% on the first and second anniversary of June 19, 2012, subject to the achievement of the Annual Profit Trigger in each year prior to the year in which the vesting date would occur.

Accordingly, the following Tower Acquisition Bonuses awarded in 2012 vested or were paid based upon the achievement of the Annual Profit Trigger for 2013 and the following 2012 STIP Awards vested or were paid based upon the achievement of the Annual Profit Trigger for 2014:

	Tower Acquisition Bonuses*		2012 STIP Awards**
	RSUs	Cash	RSUs	Cash
William J. Reuter	11,667	$62,500	3,560	$423,846
Michael W. Harrington	—	—	837	132,562
Gregory A. Duncan	8,334	25,000	1,038	123,646
Michael M. Quick	8,334	25,000	1,029	122,536
Kevin J. Burns	—	—	—	—
Andrew S. Samuel*	—	—	—	—

*	These awards were previously reported in the “Bonus column of the Summary Compensation Table” for the 2012 calendar year.
**	These awards were previously reported in the “Non-Equity Incentive Plan Compensation column of the Summary Compensation Table” for the 2012 calendar year.

New Hire Grant

In connection with hiring Kevin J. Burns on January 6, 2014, the Compensation Committee awarded Mr. Burns a restricted stock unit award for 15,000 shares that vests one-third on December 31, 2014, December 31, 2015 and December 31, 2016, subject to the achievement of the Annual Profit Trigger in each applicable vesting year.

Retirement and Other Benefits

Supplemental Executive Retirement Plan

Our named executive officers participate in the SERP, which provides for the following benefits:

•	An annual earnings credit of 13% of our named executive officers’ calendar year earnings (as defined below), offset by our named executive officers’ annual accrual under Susquehanna’s Cash Balance Pension Plan (the “Pension Plan”) and employer contributions under the Susquehanna Bancshares Inc. 401(k) Plan (the “401(k) Plan”).

•	“Earnings” is defined in the SERP to include all base pay plus performance bonuses, but excludes special compensation such as long-term incentive compensation, commissions, allowances and other extraordinary remunerations, unless otherwise determined by the Compensation Committee. Deferred amounts under a non-qualified deferred compensation plan or 401(k) Plan or amounts used to pay for pre-tax welfare benefits are included as earnings. Earnings are not capped at the IRS limits applicable under tax-qualified retirement plans.

•	A life annuity form of benefit paid upon a separation from service, other than upon certain terminations due to death where benefits are paid in a lump sum.

The SERP provides for three-year cliff vesting on each named executive officer’s SERP account balance with 100% accelerated vesting upon disability (based on our long-term disability plan), normal retirement (the later of age 65 or fifth anniversary), a change of control (as defined in Susquehanna’s Key Employee Severance Pay Plan) or such other circumstances as determined by the Compensation Committee. If a named executive officer is married, the SERP provides for payment of 100% of each named executive officer’s SERP account balance upon death. If a named executive officer is not married, the SERP provides for payment of 50% of each named executive officer’s SERP account balance, with the remaining 50% being forfeited. Other than the vesting for special one-time additions discussed below or as otherwise determined by the Compensation Committee, starting with SERP accruals for calendar year 2013, if a named executive officer terminates employment for any reason other than due to normal retirement, death or disability, our named executive officer will forfeit any annual earnings credits and interest contributed to his or her account over the previous two full calendar years.

All of our named executive officers participate in the SERP. The number of years of credited service, the present value of accumulated benefits and the payments made in 2014 for our named executive officers under the Pension Plan and the SERP are set forth below in the “Pension Benefits” table.

Executive Deferred Income Plan

Susquehanna’s Executive Deferred Income Plan is a non-qualified deferred compensation plan maintained for the convenience of our directors and a select group of our executives, including our named executive officers (and our subsidiaries’ executives) designated by the Compensation Committee. The amounts credited under this plan are solely elective deferrals of previously earned employee and director compensation. We make no contribution to the amounts credited under this plan. The amount deferred by each of our named executive officers is set forth below in the “Non-qualified Deferred Compensation” table.

Executive Life Insurance Program

We provide an executive life insurance program in which Messrs. Reuter, Duncan and Quick participate. This program provides a death benefit to the named executive officer’s beneficiary if he dies on or before attaining age 70, in an amount equal to two times base salary (less any amounts provided by our group term life insurance policy) or, if the named executive officer dies after attaining the age of 70, in an amount equal to one times his base salary (less any amounts provided by our group term life insurance policy). The life insurance policies were originally purchased in 1998 by certain of our wholly-owned subsidiaries and were supplemented in 2004, of which $1,422,426, $770,325, and $958,305 were paid for Messrs. Reuter, Duncan and Quick’s policy premiums, respectively. Under this program, a grantor trust, acting on our behalf, is the direct beneficiary of any death proceeds remaining after a named executive officer’s death benefit is paid to his or her beneficiary.

Executive Supplemental Long-Term Disability (“LTD”) Program

We provide executive supplemental long-term disability insurance for certain of our named executive officers, namely Messrs. Reuter and Duncan. The individual policies are a supplement to our group long-term disability plan. The premiums paid for this insurance in 2014 were $4,439 and $2,715 for Messrs. Reuter and Duncan, respectively.

Perquisites and Other Compensation

Perquisites

We provide company cars to our named executive officers pursuant to the terms of an auto policy because they generally travel extensively for business. We also pay the travel expenses of our named executive officers to conventions and seminars which are primarily business related. We pay country club dues for our named executive officers, with the exception of Mr. Duncan who does not belong to a country club. We pay these costs because they are primarily business related, although they may occasionally result in a personal benefit to our named executive officer. For Mr. Burns, in connection with his commuting to Lancaster County, PA from Illinois, we provided specific commuting benefits and temporary living expenses. The cost of these perquisites that, in the aggregate, exceeds $10,000 for each of our named executive officers, is disclosed in the Summary Compensation Table set forth below.

Additional Benefits

Each of our named executive officers participates in other employee benefits plans generally available to all employees (e.g., major medical and health insurance, the Pension Plan, 401(k) Plan, and Employee Stock Purchase Plan) on the same terms as all other employees.

Severance and Change in Control Arrangements

Employment Agreement Severance and Change in Control Provisions

We provide severance and change in control benefits specifically to retain key executives, including our named executive officers, during a potential change in control and to provide income continuation upon certain involuntary terminations. The Compensation Committee approved the change in control provisions in these agreements because the Committee desired to alleviate the financial hardships which may be experienced by named executive officers if their employment is involuntarily terminated under specified circumstances and to reinforce and encourage the continued attention and dedication of our named executive officers to their assigned duties, notwithstanding the potential impact a change in control transaction could have on their careers or positions.

The employment agreements for our named executive officers do not provide for an excise tax gross-up pursuant to section 280G of the Code. In the event any payments to our named executive officers would otherwise constitute a parachute payment under section 280G of the Code, the payments will be limited to the greater of (i) the dollar amount which can be paid to such named executive officer without triggering an excise tax under Section 4999 of the Code or (ii) the greatest after-tax dollar amount after taking into account any excise tax incurred under Section 4999 of the Code with respect to such parachute payments.

For a more detailed description of the change in control arrangements applicable to our named executive officers, including upon a termination for cause or resignation due to adverse change, see the discussion below under “Potential Payments upon Termination or Change in Control.”

Miscellaneous Change in Control Provisions

Additionally, each of our equity compensation plans and our executive life insurance program contain change in control provisions.

In the event of a “change in control” as defined under the 2013 Omnibus Equity Plan, the Compensation Committee has the discretion to accelerate the vesting of any or all outstanding grants. Individual employment agreements and grant letters may contain additional provisions regarding the impact of a change in control on outstanding equity incentives, as further described below under “Potential Payments upon Termination or Change in Control.”

The arrangements under our executive life insurance program will generally terminate automatically if a named executive officer terminates his employment prior to his normal retirement date (i.e., the earlier of the attainment of age 65 or the attainment of age 55 with 15 years of service). However, in the event of a termination prior to normal retirement age and within 12 months following a change in control, the arrangement will remain in effect until benefits are paid thereunder to the named executive officer’s designated beneficiary.

Stock Option Pricing and Equity Grant Timing

The Compensation Committee has no formal policy on the pricing or timing of stock option or other equity grants. Exercise prices for stock options are set at the closing price of the underlying common stock on the grant date. In connection with the hiring of a new named executive officer of Susquehanna or one of our subsidiaries, management may recommend to the Compensation Committee that the named executive officer receive equity compensation.

Impact of Tax Deductibility on Equity Incentive Program

Section 162(m) of the Code generally provides that a publicly held company such as Susquehanna may not deduct compensation paid to any named executive officer in excess of $1 million per year, unless certain requirements are met. Section 162(m) contains an exemption from this limit for “qualified performance-based compensation” awards that are made pursuant to a plan that has been approved by the public company’s shareholders. The Short-Term Incentive Plan allows the Compensation Committee to structure awards under the plan to qualify for the “qualified performance-based compensation” exemption. Awards under the Short-Term Incentive Plan to Messrs. Reuter, Duncan, Quick and Burns for 2014 are intended to qualify for the exemption from the $1 million limit of section 162(m). The 2013 Omnibus Equity Plan is structured to allow the Compensation Committee to grant performance-based awards that are structured to meet the “qualified performance-based compensation” exemption, if desired. The 2013 and 2014 PSU awards described above are intended to qualify for the exemption from the $1 million limit of section 162(m).

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

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the Compensation Committee’s review and discussion with management, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the calendar year ended December 31, 2014.

Susquehanna Bancshares, Inc. Compensation Committee:

Wayne E. Alter, Jr., Chairman

Anthony J. Agnone, Sr.

Bruce A. Hepburn

Henry R. Gibbel

Summary Compensation Table

The following table sets forth the compensation earned by our named executive officers in 2014, 2013, and 2012, where applicable:

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards(2)		Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Non- qualified Deferred Compensation Earnings(4)	All Other Compensation(6)	Total

William J. Reuter	2014	$945,000	$—	$1,469,798		$773,060	$744,493	$55,104	$3,987,455
Chairman of the Board and	2013	938,077	—	1,579,588		636,767	217,065	28,088	3,399,585
Chief Executive Officer	2012	892,308	250,000	344,750		1,695,384	1,319,682	27,385	4,529,509
(“Principal Executive Officer”)
Michael W. Harrington	2014	424,000	—	310,314		208,113	130,904	14,002	1,087,333
Executive Vice President and Chief Financial Officer
(“Principal Financial Officer”)
Gregory A. Duncan	2014	478,924	—	338,148		313,428	195,901	18,091	1,344,492
President	2013	458,616	—	368,647		186,785	1,135	24,739	1,039,922
	2012	433,846	100,000	246,250		494,585	463,717	24,015	1,762,413
Michael M. Quick	2014	454,782	—	332,867		223,221	304,790	35,399	1,351,059
Executive Vice President	2013	449,701	—	363,048		176,742	(34,848)	14,707	969,350
and Chief Corporate	2012	429,952	100,000	246,250		490,145	667,500	15,243	1,949,090
Credit Officer
Kevin J. Burns	2014	384,616	—	292,753		193,243	63,197	62,186	995,995
Executive Vice President and Chief Risk Officer
Andrew S. Samuel	2014	466,443	—	634 019	(5)	—	—	12,977	1,113,439
Former President	2013	573,270	—	456,200		233,481	98,693	4,198,599	5,560,243

(1)	Includes salary deferred by the named executive officer under Susquehanna’s Executive Deferred Income Plan. Payment of such salary is deferred until retirement, or in some instances, until a specified date prior to retirement. The sums in participants’ accounts are fully vested and may be withdrawn in accordance with the plan.
(2)	The amounts shown in this column reflect the aggregate fair value of the awards granted during the fiscal year ended December 31, in accordance with FASB ASC Topic 718, and as discussed in Note 16 “Share-based Compensation” of this Annual Report on Form 10-K. This amount includes the target value of the performance stock units (“PSUs”) granted to each named executive officer on February 26, 2014. The maximum value of the PSUs granted to each named executive officer is $2,198,738, $464,214, $505,848, $497,951, $437, 946, and $948,459 for Messrs. Reuter, Harrington, Duncan, Quick, Burns, and Samuel, respectively. The PSUs are structured to meet the “qualified performance-based compensation” exemption from Section 162(m) of the Code. The actual value of PSUs that may become earned and vested will be based on the actual performance level achieved with respect to the awards over the applicable three-year performance period. Please see the below “—Grants of Plan-Based Awards” table and footnote 2 thereof.
(3)	This amount represents the aggregate annual incentive award payable to each named executive officer under our STIP for 2014 performance. Such amount is payable in two installments: the first on December 31, 2014 and the second scheduled in March 2015.
(4)	Amounts in this column represent the aggregate change in the actuarial present value of each named executive officer’s accumulated benefit in Susquehanna’s Cash Balance Pension Plan and the SERP as described above in the “Compensation Discussion and Analysis” section.
(5)	Immediately following Mr. Samuel’s resignation effective October 10, 2014, his outstanding stock awards were forfeited.

(6)	Includes the following additional compensation:

Name	Year	401(k) Match	Restricted Susquehanna Share Dividend	Executive Suppl. LTD(a)	Executive Life Insurance Program(b)	Group Term Life	Gross-Up Payments	Retention Payments	Perquisites(c)

William J. Reuter	2014	$10,400	$34,108	$4,439	$6,102	$55	$—	$—	$—
	2013	10,200	4,334	8,284	5,215	55	—	—	—
	2012	10,000	4,667	8,249	4,414	55	—	—	—
Michael W. Harrington	2014	10,400	2,719	—	—	883	—	—	—
Gregory A. Duncan	2014	10,400	3,403	2,715	1,518	55	—	—	—
	2013	15,300	2,867	5,082	1,435	55	—	—	—
	2012	15,000	2,800	4,962	1,198	55	—	—	—
Michael M. Quick	2014	10,400	21,632	—	3,312	55	—	—	—
	2013	10,200	1,667	—	2,785	55	—	—	—
	2012	10,000	2,800	—	2,388	55	—	—	—
Kevin J. Burns	2014	—	—	—	—	883	—	—	61,303
Andrew S. Samuel	2014	10,400	1,694	—	—	883	—	—	—
	2013	15,300	—	4,557	—	884	1,371,779	2,806,079	—
	2012	10,000	—	4,557	—	736	17,700	—	—

(a)	Includes the premiums paid for Susquehanna’s Executive Supplemental Long-Term Disability plans, discussed above in the “Compensation Discussion and Analysis” section.
(b)	Includes the imputed income for Susquehanna’s Executive Life Insurance Program, discussed above in the “Compensation Discussion and Analysis” section.
(c)	For 2014, the aggregate amount of perquisites does not exceed $10,000 per annum for each of the named executive officers except Mr. Burns. The amount reported here for Mr. Burns reflects $54,560 for the value of commuting benefits and temporary living expenses that were provided in connection with his commuting to Lancaster County, PA from Illinois and $6,743 for his personal use of a Company automobile. For further information please see the “Compensation Discussion and Analysis” section.

Grants of Plan-Based Awards

The following table sets forth the grants of plan-based awards to our named executive officers during fiscal 2014:

			Grants of Plan-Based Awards
			Estimated Future Payouts			Estimated Future Payouts			All Other Stock Awards; Number of Susquehanna Shares of Stock or Units (#)(3)	Grant Date Fair Value of Stock and Option Awards ($)
			Under Non-Equity Incentive			Under Equity Incentive
			Plan Awards(1)			Plan Awards(2)

	Grant Date		Threshold	Target	Maximum	Threshold	Target	Maximum
Name			($)	($)	($)	(#)	(#)	(#)
William J. Reuter	02/26/14		$236,250	$945,000	$1,417,500	75,952	153,675	205,490	—	$—
Michael W. Harrington	02/26/14		63,600	254,400	381,600	16,035	32,445	43,385	—	—
Gregory A. Duncan	02/26/14	(4)	95,785	383,138	574,708	17,473	35,355	47,276	—	—
Michael M. Quick	02/26/14		68,217	272,869	409,303	17,200	34,803	46,538	—	—
Kevin J. Burns	01/06/14		—	—	—	—	—	—	15,000	194,250
	02/26/14		57,692	230,769	364,154	15,128	30,609	40,930	—	—
Andrew S. Samuel	02/26/14	(5)	93,288	373,154	559,730	32,763	66,290	88,641	—	—

(1)	The amounts in these columns represent the threshold, target, and stretch level amounts that could have been payable under the STIP to each named executive officer measured as a percentage of 2014 base earnings. The actual amount earned is based on the performance level and is interpolated on a straight-line basis for pro-rata achievement of the performance goals, if applicable, rounded down to the nearest whole number. Named executive officers were paid out under the STIP based on performance that exceeded the Target level but fell below the maximum level for 2014. The amounts paid to each named executive officer for 2014 performance were paid as discussed above in the “Compensation Discussion and Analysis” section and disclosed in the “Non-Equity Incentive Compensation Plan” column of the “Summary Compensation Table.”
(2)

The amounts in this column represent the PSUs granted to the named executive officers by the Compensation Committee on February 26, 2014. PSUs may become earned and vested based on the actual performance level achieved over a three-year performance period with respect to the following performance measures: (i)Two-thirds of the PSUs will become earned and vested based on the actual performance level achieved with respect to Three-Year Relative Total Shareholder Return and Three-Year Relative Return on Tangible Common Equity for the period of January 1, 2014 through December 31, 2016; and (ii) One-third of the PSUs will become earned and vested based on the actual performance level achieved with respect to the one-year Company Profit Trigger for each of the 2014, 2015 and 2016 calendar years. The actual number of PSUs earned and vested will be based on the actual performance level and will be interpolated on a straight-line basis for pro-rata achievement of the performance goals, if applicable, rounded down to the nearest whole number. On December 31, 2014, the Compensation Committee took actions to accelerate the vesting and payment of 2014 PSUs that were scheduled to vest in March 2015 based on the performance levels achieved for the performance period that ended on December 31, 2014, as described in footnote 3 to the “Option Exercises and Stock Vested” table below.
(3)	The amount in this column represents the new hire grant of RSUs to Mr. Burns. One third of these RSUs are scheduled to vest on each of December 31, 2014, December 31, 2015, and December 31, 2016 subject to the achievement of the Company Profit Trigger in each applicable vesting year.
(4)	Mr. Duncan’s award opportunity was increased to the level of President in connection with his appointment on October 10, 2014.
(5)	In connection with Mr. Samuel’s resignation effective October 10, 2014, he was not eligible to receive an annual incentive award under the STIP and all PSUs were forfeited.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards granted to our named executive officers outstanding as of December 31, 2014.

	Option Awards(1)				Stock Awards(2)
	Number of Securities					Number of Susquehanna Shares or Units That Have Not Vested (#)		Market Value of Susquehanna Shares or Units That Have Not Vested (#)
	Underlying Unexercised
	Options (#)
	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date	Grant Date

Name
William J. Reuter	50,000	—	$21.82	02/27/2018	02/26/2014	188,807		$2,535,678
	50,000	—	24.26	02/28/2017	02/19/2013	134,639		1,808,202
	26,800	—	24.34	01/18/2016	—	—		—
	7,400	—	24.95	03/01/2015	—	—		—
Michael W. Harrington	—	—	—	—	02/26/2014	39,862		535,347
	—	—	—	—	02/19/2013	26,765		359,454
Gregory A. Duncan	—	—	—	—	02/26/2014	43,437		583,359
	—	—	—	—	02/19/2013	33,647		451,879
Michael M. Quick	25,000	—	21.82	02/27/2018	02/26/2014	42,759		574,253
	25,000	—	24.26	02/28/2017	02/19/2013	33,121		444,815
	10,720	—	24.34	01/18/2016	—	—		—
	3,400	—	24.95	03/01/2015	—	—		—
Kevin J. Burns	—	—	—	—	02/26/2014	37,607		505,062
	—	—	—	—	01/14/2014	10,000	(3)	134,300
Andrew S. Samuel	—	—	—	—	—	—		—

(1)	All outstanding Option awards are fully vested and exercisable and have a term of 10 years. The amount for Mr. Harrington includes the nonqualified stock option for 15,000 shares that was scheduled to accelerate and vest in connection with the Merger that the Compensation Committee took action to accelerate and fully vest on December 31, 2014.
(2)	PSUs were granted on February 19, 2013 and February 26, 2014. The number of PSUs shown are based on the unvested stretch level amounts that could be payable under the 2013 Omnibus Equity Plan to each named executive officer and does not include the portion of the 2013 PSUs and 2014 PSUs that became earned and vested on December 31, 2014 pursuant to the Compensation Committee action described in footnote 3 to the “Option Exercises and Stock Vested” table below. For more details regarding the vesting and payment of the PSUs, please refer to footnote 2 to the “Grants of Plan-Based Awards” table above.
(3)	This amount represents two thirds of the new hire grant of RSUs to Mr. Burns. One third of these RSUs vested on December 31, 2014, and one third are scheduled to vest on each of December 31, 2015 and December 31, 2016, subject to the achievement of the Company Profit Trigger in each applicable vesting year.

Option Exercises and Stock Vested

The following table sets forth information concerning options exercised during 2014 and restricted stock grants to our named executive officers that vested during 2014:

	Option Awards(1)			Stock Awards(4)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Susquehanna Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(5)
William J. Reuter	—	$—		99,329	$1,154,721
Michael W. Harrington	25,000	85,750	(2)	17,179	221,346
Gregory A. Duncan	—	—		25,930	325,898
Michael M. Quick	—	—		45,746	509,297
Kevin J. Burns	—	—		8,322	111,764
Andrew S. Samuel	—	—	(3)	5,291	56,848

(1)	Computed by determining the market value per share of the shares acquired based on the difference between: (a) the per share market value of our common stock at exercise, defined as the closing price on the date of exercise, or the weighted average selling price if same-day sales occurred, and (b) the exercise price of the options.
(2)	Mr. Harrington’s value realized on exercise was computed as described in footnote 1 above and was based on the following:

Date of Award	Exercise Date	Number of Options Exercised	Market Price at Exercise	Exercise Price
06/19/2012	12/22/2014	25,000	$13.28	$9.85

(3)	For Mr. Samuel, the amounts represent any options exercised or stock vested prior to his resignation effective October 10, 2014.
(4)	Reflects the vesting of a portion of the time-based RSUs, performance-based RSUs, PSUs, and restricted stock granted to our named executive officers. On December 31, 2014, the Compensation Committee took actions to accelerate the vesting and payment of a portion of the 2013 PSUs and 2014 PSUs that were scheduled to vest in March 2015 based on the performance levels achieved for the performance period that ended on December 31, 2014. On December 31, 2014, the Compensation Committee also accelerated the vesting and payment of the 2012 STIP deferred RSU awards that were scheduled to vest and pay in March 2015 subject to the achievement of the Annual Profit Trigger because the Annual Profit Trigger was achieved. Accordingly, the number and value of the 2013 PSUs, 2014 PSUs, and performance-based RSUs that were paid on December 31, 2014 are included in the amounts listed above.

(5)	The value realized on vesting for each of the named executive officers was computed based on the following:

Name	Type of Award	Date of Award	Vesting Date	Number of Shares Acquired on Vesting	Market Price at Vesting	Value Realized on Vesting

William J. Reuter	Time-Based RSU	05/17/2011	05/17/2014	35,000	$9.69	$339,150
	Performance-Based RSU	06/19/2012	12/31/2014	11,666	13.43	156,674
	Performance-Based RSU	03/15/2013	03/15/2014	3,561	10.91	38,851
	Performance-Based RSU	03/15/2013	12/31/2014	3,560	13.43	47,811
	2013 PSU	02/26/2013	02/26/2014	14,430	10.70	154,401
	2013 PSU	02/26/2013	12/31/2014	14,430	13.43	193,795
	2014 PSU	02/26/2014	12/31/2014	16,682	13.43	224,039
Michael W. Harrington	Performance-Based RSU	06/19/2012	12/31/2014	6,666	13.43	89,524
	Performance-Based RSU	03/15/2013	03/15/2014	838	10.91	9,143
	Performance-Based RSU	03/15/2013	12/31/2014	827	13.43	11,241
	2013 PSU	02/26/2013	02/26/2014	2,658	10.70	28,441
	2013 PSU	02/26/2013	12/31/2014	2,658	13.43	35,697
	2014 PSU	02/26/2014	12/31/2014	3,522	13.43	47,300
Gregory A. Duncan	Restricted Stock Award	01/28/2011	01/28/2014	5,000	11.31	56,550
	Performance-Based RSU	06/19/2012	12/31/2014	8,332	13.43	111,899
	Performance-Based RSU	03/15/2013	03/15/2014	1,039	10.91	11,335
	Performance-Based RSU	03/15/2013	12/31/2014	1,038	13.43	13,940
	2013 PSU	02/26/2013	02/26/2014	3,342	10.70	35,759
	2013 PSU	02/26/2013	12/31/2014	3,341	13.43	44,870
	2014 PSU	02/26/2014	12/31/2014	3,838	13.43	51,544
Michael M. Quick	Time-Based RSU	05/17/2011	05/17/2014	25,000	9.69	242,250
	Performance-Based RSU	06/19/2012	12/31/2014	8,332	13.43	111,899
	Performance-Based RSU	03/15/2013	03/15/2014	1,029	10.91	11,226
	Performance-Based RSU	03/15/2013	12/31/2014	1,029	13.43	13,819
	2013 PSU	02/26/2013	02/26/2014	3,289	10.70	35,192
	2013 PSU	02/26/2013	12/31/2014	3,289	13.43	44,171
	2014 PSU	02/26/2014	12/31/2014	3,778	13.43	50,739
Kevin J. Burns	Performance-Based RSU	01/14/2014	12/31/2014	5,000	13.43	67,150
	2014 PSU	02/26/2014	12/31/2014	3,322	13.43	44,614
Andrew S. Samuel	Performance-Based RSU	03/15/2013	03/15/2014	1,114	10.91	12,154
	2013 PSU	02/26/2013	02/26/2014	4,177	10.70	44,694

Pension Benefits

The following table sets forth pension or other benefits providing for payment at, following, or in connection with retirement, which were granted or which accrued to our named executive officers as of 2014:

Name	Plan Name(1)	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)

William J. Reuter	Cash Balance	42	$999,995	$—
	SERP	42	4,241,569	—
Michael W. Harrington	Cash Balance	—	—	—
	SERP	3	222,018	—
Gregory A. Duncan(3)	Cash Balance	25	475,682	—
	SERP	25	670,845	—
Michael M. Quick	Cash Balance	18	465,968	—
	SERP	18	864,504	—
Kevin J. Burns	Cash Balance	—	—	—
	SERP	1	63,197	—
Andrew S. Samuel(4)	Cash Balance	—	—	—
	SERP	—	—	—

(1)	The Cash Balance Pension Plan, our SERP, and the Salary Continuation Agreement are described above in the “Compensation Discussion and Analysis” section.
(2)	Present value of benefits for the Cash Balance Pension Plan and our SERP were determined using the plan’s normal retirement age of 65, the RP 2014 Fully Generational with Scale MP mortality table for post-retirement mortality only, and a discount rate of 4.08% for the Cash Balance Pension Plan and 3.90% for the SERP.
(3)	Mr. Duncan had a break in service from 2008 to 2011. His prior service is reflected for SERP purposes as he currently is receiving a SERP annuity based on that service, and his prior tenure is reflected in his benefits.
(4)	Mr. Samuel’s unvested SERP balance was forfeited upon his resignation on October 10, 2014.

Non-qualified Deferred Compensation

The following table sets forth information with regard to defined contribution or other plans that provide for the deferral of compensation on a basis that is not tax qualified by our named executive officers in 2014:

Name	Executive Contribution in Last Fiscal Year(1)	Contribution by Susquehanna in Last Fiscal Year	Aggregate Earning in Last Fiscal Year(2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End(3)

William J. Reuter(4)	$—	$—	$—	$—	$—
Michael W. Harrington	—	—	—	—	—
Gregory A. Duncan	150,000	—	11,065	—	322,271
Michael M. Quick	148,596	—	36,196	—	778,871
Kevin J. Burns	16,923	—	273	—	17,196
Andrew S. Samuel(5)	—	—	—	—	—

Potential Payments upon Termination or Change in Control

The following tables reflect the amount of compensation payable to each of the named executive officers, other than Mr. Samuel, upon (1) an involuntary termination with “cause”; (2) a voluntary resignation; (3) a termination due to death; (4) a termination due to disability; (5) retirement; (6) an involuntary termination without “cause”; (7) a resignation due to an adverse change; (8) a voluntary termination without “cause” or resignation due to an adverse change following a change in control; and (9) a change in control with or without any termination of employment. The amounts shown assume that such termination was effective as of December 31, 2014, and thus include amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their terminations. The actual amounts to be paid out can only be determined at the time the events described above actually occur.

In connection with his resignation effective October 10,2014, Mr. Samuel did not receive any payments or benefits that would constitute golden parachute compensation.

Termination Without Cause or Resignation Due to an Adverse Change. Under the terms of their respective employment agreements, the executives may be terminated by Susquehanna without “cause” or may resign due to an “Adverse Change” (defined below).

The executive’s employment may be terminated by Susquehanna with “cause” upon the occurrence of any of the following (each an “Adverse Change”): (1) the executive’s personal dishonesty; (2) the executive’s incompetence or willful misconduct; (3) a breach by the executive of fiduciary duty involving personal profit; (4) the executive’s intentional failure to perform stated duties; (5) the executive’s willful violation of any law, rule or regulation (other than traffic violations or similar offenses); (6) the issuance of a final cease-and-desist order by a state or federal agency to the extent such cease-and-desist order requires the executive’s termination; or (7) a material breach by the executive of any provision of his employment agreement.

The executive may terminate his employment due to an adverse change upon the occurrence of any of the following: (1) a significant change in the nature or scope of the executive’s duties or a material reduction in the executive’s authority, status or responsibility; (2) an increase by more than 20% of the time required to be spent by the executive 60 miles or more beyond our geographic market area without the executive’s consent; (3) a material reduction in the executive’s base compensation; (4) any other material and willful breach by Susquehanna of any other provision of the executive’s employment agreement; or (5) delivery of notice of our intent not to renew the executive’s employment agreement. However, none of the above events or conditions shall constitute an Adverse Change unless: (1) the executive provides Susquehanna with a written objection to the event or condition within 60 days following the occurrence of the event or condition; (2) we do not reverse or otherwise cure the event or condition within 30 days of receiving the written objection; and (3) the executive actually resigns within 60 days following the expiration of the 30-day cure period.

Upon a termination of employment without cause or due to an Adverse Change, each executive will be entitled to the payments and/or benefits described below:

•	payment of all accrued and unpaid base salary through the date of termination;

•	payment for all accrued but unused vacation days;

•	payment of any bonus payable for the period ending prior to termination of employment;

•	biweekly payments for a period of one year in the case of Messrs. Burns, Duncan, Harrington, and Quick or two years in the case of Mr. Reuter, following termination of employment (in each case, such time period is hereinafter referred to as the “Severance Period”) equal to 1/26th of the “Average Annual Compensation,” which is generally defined as the average of the base compensation and annual bonuses received by the executive with respect to the three most recently completed calendar years;

•	the benefit accrued under all defined benefit pension plans had the executive remained employed for the Severance Period; and

•	reimbursement of monthly COBRA costs, including monthly life, accidental death and dismemberment, and disability benefits, based on the amount we would have paid for such benefits if each named executive officer had remained employed during the applicable Severance Period.

Mr. Reuter is bound by certain non-competition and non-solicitation covenants which extend for a period of two years following termination of employment. Messrs. Harrington, Duncan, Quick and Burns are bound by substantially similar covenants for a period of one year following termination of employment.

Death, Disability or Retirement. In the event of the executive’s termination of employment due to death, disability or retirement, any unvested stock options, restricted stock units, and restricted shares shall immediately vest. In addition, in the event of the executive’s termination of employment due to retirement, the executive may exercise his stock options any time during the remaining term of the option, regardless of employment status.

The normal retirement date under the employment agreements is defined as the last day of the calendar year in which the executive attains the age of 65. Pursuant to an amendment to Mr. Reuter’s employment agreement made on December 10, 2013, the normal retirement date under his employment agreement is defined as the last day of the calendar year in which the he attains the age of 66. Pursuant to an amendment to Mr. Quick’s employment agreement made on January 27, 2012, the normal retirement date under his employment agreement is defined as the last day of the calendar year in which the he attains the age of 67.

Termination Following a Change in Control. In the event the executive’s employment is terminated without cause or due to an Adverse Change following a change in control, the executive will be entitled to receive the same benefits described above under “—Termination Without Cause or Resignation Due to an Adverse Change,” except that in the case of Mr. Reuter, the Severance Period will be extended from two years to three years, and in the case of Messrs. Harrington, Duncan, Quick, and Burns, the Severance Period will be extended from one year to three years.

In addition to the benefits described above, the executives will be entitled to an additional fully vested benefit under our SERP equal to the difference between (A) the benefit that the executive would have accrued under all of our defined benefit pension plans, assuming (1) the executive remained continuously employed by Susquehanna until the third anniversary of the change in control, (2) the executive’s compensation increased at a rate of 4% per year, and (3) the terms of all such pension plans remained identical to those in effect immediately prior to the change in control; and (B) the actual benefit due to the executive under all of our defined benefit plans immediately prior to the change in control.

Because the Merger will be a change in control under the executive employment agreements, as indicated below, a termination without cause or due to an Adverse Change after the Merger will trigger these enhanced severance and termination payments or benefits described above.

In order to receive any severance or termination payments or benefits described above, each executive is required to execute and deliver a general release and non-disparagement agreement in a form prescribed by Susquehanna.

In the event that it is determined that any payment by Susquehanna to or for the benefit of the executive would be a so-called “golden parachute payment” and, therefore, result in the imposition on the executive of an excise tax under section 4999 of the Code, then the payment will be limited to the greater of (i) the dollar amount which can be paid to such named executive officer without triggering an excise tax under section 4999 of the Code or (ii) the greatest after-tax dollar amount after taking into account any excise tax incurred under section 4999 of the Code with respect to such golden parachute payments.

Change in Control. In addition, upon a change in control, any incentive awards, including equity awards, applicable to incentive program cycles in effect at the time of the change in control will vest and become payable without regard to whether the executive remains employed by Susquehanna and without regard to performance during the remainder of those incentive program cycles. Any performance-based equity will become earned and vested based on the greater of actual performance or the target performance level.

The “change in control” provisions of the executive’s employment agreements will be triggered upon the first to occur of any of the following:

•	any person becoming a beneficial owner of 25% or more of either the then-outstanding shares of our stock or the combined voting power of our outstanding securities;

•	if, during any 24-month period, the individuals who, at the beginning of such period, constitute the Board cease for any reason other than death to constitute at least a majority of the Board;

•	the merger or consolidation of Susquehanna with another corporation other than (A) a merger or consolidation which results in our voting securities outstanding immediately prior to such transaction continuing to represent at least 60% of the voting power of the voting securities of the surviving corporation, or (B) a merger or consolidation effected to implement a recapitalization (or similar transaction) in which no person becomes a beneficial owner of our securities representing 40% or more of either the then-outstanding shares of our stock or the combined voting power of Susquehanna’s outstanding securities; or

•	a liquidation, dissolution or sale of substantially all of our assets.

The Merger will be a change in control under the executive employment agreements that will trigger the “change in control” provisions of the agreements.

Upon a change in control, the length of the restricted covenant period described above will be extended from two years to three years in the case of Mr. Reuter and from one year to three years in the case of Messrs. Harrington, Duncan, Quick, and Burns.

(1)	The amounts listed in this column were included in the 2014 salaries of the named executive officers in the “Summary Compensation Table” above.

(2)	Participants in the Executive Deferred Income Plan are permitted to choose how their account balances are deemed invested from among a variety of investment alternatives designated by us. The amounts listed in this column reflect actual earnings on the investment alternatives selected by each executive.

(3)	The amounts listed in this column are all attributable to executive contributions and represent deferrals of salary and bonuses earned previously and disclosed in prior proxy statements (or, in the case of 2012, 2013, and 2014 contributions, disclosed in the “Summary Compensation Table” above). No portion of these amounts is attributable to company contributions.

(4)	Mr. Reuter took an early distribution and thus is no longer eligible to participate.
(5)	Participation in and contributions to this plan are voluntary. Messrs. Harrington and Samuel opted not to participate in the plan in 2014.

Assuming that one of the following events occurred on December 31, 2014, Mr. Reuter’s payments and benefits would have the estimated values reflected in the table below.

	Severance/ Salary Continuation ($)		Executive Retirement Plan Benefit ($)		Payment Under Executive Life Insurance Program ($)		Payment Under Executive Supplemental LTD Program ($)	Welfare Benefit Continuation ($)		Payment of 2014 Annual Incentive Award ($)		Value of Equity Subject to Acceleration ($)(1)	Cutback of Payments ($)
For Cause	—		4,241,569	(2)	—		—	—		—		—	—
Voluntary Resignation (without Adverse Change)	—		4,241,569	(2)	—		—	—		—		—	—
Death	—		4,241,569	(3)	1,840,000	(4)	—	—		773 060	(5)	1,772,129	—
Disability	—		4,241,569	(3)	—		—	—		773 060	(5)	1,772,129	—
Retirement	—		4,241,569	(2)	—		—	—		773 060	(5)	—	—
Without Cause or Due to Adverse Change	4,146,550	(6)	4,460,007	(7)	—		—	56,642	(8)	—		—	—
Without Cause or Due to Adverse Change After a Change in Control	6,219,825	(9)	4,772,401	(10)	—		—	84,963	(11)	945,000	(12)	—	—	(13)
Change in Control (with or without termination)	—		4,241,569	(3)	—		—	—		945,000	(12)	4,343,880	—

(1)	Except upon a change in control, this amount represents the value of unvested grants to receive an aggregate of up to 131,953 shares of common stock, consisting entirely of PSUs, which assumes stretch-level performance and proration, based on $13.43, the closing price of our common stock on December 31, 2014. The actual number of PSUs earned and vested will be based on actual performance level, as described in the “Compensation Discussion and Analysis” section above. In the event that Mr. Reuter ceases to be employed with Susquehanna due to death, disability, involuntary termination without cause, or resignation due to an adverse change, PSUs will vest based on actual performance, prorated for the portion of the performance period during which he was employed. In the event that Mr. Reuter retires, PSUs will continue to vest following retirement based on actual performance. In connection with a change in control, PSUs will become earned and vested based on the greater of actual performance as of the change in control or the target performance level, so this amount represents the value of unvested grants to receive an aggregate of up to 323,446 shares of common stock, consisting entirely of PSUs, which assumes stretch-level performance.
(2)	This amount represents the present value of Mr. Reuter’s accrued SERP benefit as of December 31, 2014.
(3)	This amount represents the present value of Mr. Reuter’s accrued SERP benefit as of December 31, 2014, assuming full vesting of such benefit.
(4)	This amount represents the death benefit payable to Mr. Reuter under Susquehanna’s Executive Life Insurance Program calculated as follows: (i) twice his current base salary, such amount being $1,890,000, reduced by (ii) the death benefit payable to Mr. Reuter under the life insurance program generally available to all of our employees, such amount being $50,000.
(5)	This amount represents Mr. Reuter’s award under the annual incentive plan based on actual performance for the 2014 plan year, of which $620,156 was paid on December 31, 2014.
(6)	This amount is equal to two times the average of the base compensation and annual bonuses received by Mr. Reuter with respect to the three most recently completed calendar years (i.e., the years 2012—2014).
(7)	This amount represents the sum of (i) the present value of Mr. Reuter’s accrued SERP benefit as of December 31, 2014 including two additional years of service, plus (ii) the present value of the benefit enhancement Mr. Reuter would accrue under Susquehanna’s Cash Balance Pension Plan if such accrual were allowed under the terms of that plan.
(8)	This amount represents our portion of the premium payments for 24 months of COBRA costs, including life, accidental death and dismemberment, and disability coverage.
(9)	This amount is equal to three times the average of the base compensation and annual bonuses received by Mr. Reuter with respect to the three most recently completed calendar years (i.e., the years 2012—2014).
(10)	This amount represents the sum of (i) the present value of Mr. Reuter’s accrued SERP benefit as of December 31, 2014 including three additional years of service and assuming that his annual compensation had increased at a rate of 4% per year, plus (ii) the present value of the benefit enhancement Mr. Reuter would accrue under Susquehanna’s Cash Balance Pension Plan if such accrual were allowed under the terms of that plan.
(11)	This amount represents our portion of the premium payments for 36 months of health, life, accidental death and dismemberment, and disability coverage.
(12)	This amount represents Mr. Reuter’s award under the annual incentive plan based on the greater of actual or target performance for the 2014 plan year, of which $620,156 was paid on December 31, 2014.
(13)	In the event any payments to Mr. Reuter would otherwise constitute a parachute payment, the payments will be reduced to the extent necessary to ensure that such payments will be limited to the greater of (i) the dollar amount which can be paid to Mr. Reuter without triggering an excise tax under Code section 4999 or (ii) the after-tax dollar amount after taking into account any excise tax incurred under Code section 4999 with respect to such parachute payments. The after-tax dollar amount after taking into account any excise tax incurred under Code section 4999 with respect to the parachute payments to Mr. Reuter is greater than the dollar amount which can be paid to Mr. Reuter without triggering an excise tax under Code section 4999. Accordingly, the payments to Mr. Reuter in connection with a termination following a change in control on December 31, 2014 are not subject to a cutback.

Assuming that one of the following events occurred on December 31, 2014, Mr. Harrington’s payments and benefits would have the estimated values reflected in the table below.

	Severance/ Salary Continuation ($)		Executive Retirement Plan Benefit ($)		Payment Under Executive Life Insurance Program ($)		Payment Under Executive Supplemental LTD Program ($)	Welfare Benefit Continuation ($)		Payment of 2014 Annual Incentive Award ($)		Value of Equity Subject to Acceleration ($)(1)	Cutback of Payments ($)
For Cause	—		24,768	(2)	—		—	—		—		—	—
Voluntary Resignation (without Adverse Change)	—		24,768	(2)	—		—	—		—		—	—
Death	—		222,018	(3)	798,000	(4)	—	—		208,113	(5)	362,753	—
Disability	—		222,018	(3)	—		—	—		208,113	(5)	362,753	—
Retirement	—		24,768	(2)	—		—	—		208,113	(5)	—	—
Without Cause or Due to Adverse Change	572,750	(6)	265,764	(7)	—		—	19,999	(8)	—		—	—
Without Cause or Due to Adverse Change After a Change in Control	1,718,250	(9)	411,527	(10)	—		—	59,997	(11)	254,400	(12)	—	—	(13)
Change in Control (with or without termination)	—		222,018	(3)	—		—	—		254,400	(12)	894,801	—

(1)	Except upon a change in control, this amount represents the value of unvested grants to receive an aggregate of up to 27,011 shares of common stock, consisting entirely of PSUs, which assumes stretch-level performance and proration, based on $13.43, the closing price of our common stock on December 31, 2014. The actual number of PSUs earned and vested will be based on actual performance level, as described in the “Compensation Discussion and Analysis” section above. In the event that Mr. Harrington ceases to be employed with Susquehanna due to death, disability, involuntary termination without cause, or resignation due to an adverse change, PSUs will vest based on actual performance, prorated for the portion of the performance period during which he was employed. In the event that Mr. Harrington retires, PSUs will continue to vest following retirement based on actual performance. In connection with a change in control, PSUs will become earned and vested based on the greater of actual performance as of the change in control or the target performance level, so this amount represents the value of unvested grants to receive an aggregate of up to 66,627 shares of common stock, consisting entirely of PSUs, which assumes stretch-level performance.
(2)	This amount represents the present value of Mr. Harrington’s accrued SERP benefit as of December 31, 2014.
(3)	This amount represents the present value of Mr. Harrington’s accrued SERP benefit as of December 31, 2014, assuming full vesting of such benefit.
(4)	This amount represents the death benefit payable to Mr. Harrington under Susquehanna’s Executive Life Insurance Program calculated as follows: (i) twice his current base salary, such amount being $848,000, reduced by (ii) the death benefit payable to Mr. Harrington under the life insurance program generally available to all of our employees, such amount being $50,000.
(5)	This amount represents Mr. Harrington’s award under the annual incentive plan based on actual performance for the 2014 plan year, of which, $166,950 was paid on December 31, 2014.
(6)	This amount is equal to one times the average of the base compensation and annual bonuses received by Mr. Harrington with respect to the three most recently completed calendar years (i.e., the years 2012-2014).
(7)	This amount is the present value of Mr. Harrington’s accrued SERP benefit as of December 31, 2014 including one additional year of service.
(8)	This amount represents our portion for the premium payments for 12 months of health, life, accidental death and dismemberment, and disability coverage.
(9)	This amount is equal to three times the average of the base compensation and annual bonuses received by Mr. Harrington with respect to the three most recently completed calendar years (i.e., the years 2012-2014).
(10)	This amount is the present value of Mr. Harrington’s accrued SERP benefit as of December 31, 2014 including three additional years of service and assuming that his annual compensation had increased at a rate of 4% per year.
(11)	This amount represents our portion of the premium payments for 36 months of health, life, accidental death and dismemberment, and disability coverage.
(12)	This amount represents Mr. Harrington’s award under the annual incentive plan based on the greater of actual or target performance for the 2014 plan year, of which, $166,950 was paid on December 31, 2014.
(13)	In the event any payments to Mr. Harrington would otherwise constitute a parachute payment, the payments will be reduced to the extent necessary to ensure that such payments will be limited to the greater of (i) the dollar amount which can be paid to Mr. Harrington without triggering an excise tax under Code section 4999 or (ii) the after-tax dollar amount after taking into account any excise tax incurred under Code section 4999 with respect to such parachute payments. The after-tax dollar amount after taking into account any excise tax incurred under Code section 4999 with respect to the parachute payments to Mr. Harrington is greater than the dollar amount which can be paid to Mr. Harrington without triggering an excise tax under Code section 4999. Accordingly, the payments to Mr. Harrington in connection with a termination following a change in control on December 31, 2014 are not subject to a cutback.

Assuming that one of the following events occurred on December 31, 2014, Mr. Duncan’s payments and benefits would have the estimated values reflected in the table below.

	Severance/ Salary Continuation ($)		Executive Retirement Plan Benefit ($)		Payment Under Executive Life Insurance Program ($)		Payment Under Executive Supplemental LTD Program ($)		Welfare Benefit Continuation ($)		Payment of 2014 Annual Incentive Award ($)		Value of Equity Subject to Acceleration ($)(1)	Cutback of Payments ($)
For Cause	—		294,944	(2)	—		—		—		—		—	—
Voluntary Resignation (without Adverse Change)	—		294,944	(2)	—		—		—		—		—	—
Death	—		670,845	(3)	1,050,000	(4)	—		—		313,428	(12)	431,421	—
Disability	—		670,845	(3)	—		440,707	(6)	—		313,428	(12)	431,421	—
Retirement	—		294,944	(2)	—		—		—		313,428	(12)	—	—
Without Cause or Due to Adverse Change	830,738	(7)	783,125	(8)	—		—		21,997	(9)	—		—	—
Without Cause or Due to Adverse Change After a Change in Control	2,492,214	(10)	1,097,318	(11)	—		—		65,991	(12)	383,138	(12)	—	—	(13)
Change in Control (with or without termination)	—		670,845	(3)	—		—		—		383,138	(12)	1,035,238	—

(1)	Except upon a change in control, this amount represents the value of unvested grants to receive an aggregate of up to 32,124 shares of common stock, consisting entirely of PSUs, which assumes stretch-level performance and proration, based on $13.43, the closing price of our common stock on December 31, 2014. The actual number of PSUs earned and vested will be based on actual performance level, as described in the “Compensation Discussion and Analysis” section above. In the event that Mr. Duncan ceases to be employed with Susquehanna due to death, disability, involuntary termination without cause, or resignation due to an adverse change, PSUs will vest based on actual performance, prorated for the portion of the performance period during which he was employed. In the event that Mr. Duncan retires, PSUs will continue to vest following retirement based on actual performance. In connection with a change in control, PSUs will become earned and vested based on the greater of actual performance as of the change in control or the target performance level, so this amount represents the value of unvested grants to receive an aggregate of up to 77,084 shares of common stock, consisting entirely of PSUs, which assumes stretch-level performance.
(2)	This amount represents the present value of Mr. Duncan’s accrued SERP benefit as of December 31, 2014.
(3)	This amount represents the present value of Mr. Duncan’s accrued SERP benefit as of December 31, 2014, assuming full vesting of such benefit.
(4)	This amount represents the death benefit payable to Mr. Duncan under Susquehanna’s Executive Life Insurance Program calculated as follows: (i) twice his current base salary, such amount being $1,100,000, reduced by (ii) the death benefit payable to Mr. Duncan under the life insurance program generally available to all of our employees, such amount being $50,000.
(5)	This amount represents Mr. Duncan’s award under the annual incentive plan based on actual performance for the 2014 plan year, of which, $251,435 was paid on December 31, 2014.
(6)	This amount represents the actuarial present value of the benefits that would become payable to Mr. Duncan under Susquehanna’s Executive Supplemental LTD Program in the event of his termination due to disability on December 31, 2014.
(7)	This amount is equal to one times the average of the base compensation and annual bonuses received by Mr. Duncan with respect to the three most recently completed calendar years (i.e., 2012-2014).
(8)	This amount represents the sum of (i) the present value of Mr. Duncan’s accrued SERP benefit as of December 31, 2014 including one additional year of service, plus (ii) the present value of the benefit enhancement Mr. Duncan would accrue under Susquehanna’s Cash Balance Pension Plan if such accrual were allowed under the terms of that plan.
(9)	This amount represents our portion for the premium payments for 12 months of health, life, accidental death and dismemberment, and disability coverage.
(10)	This amount is equal to three times the average of the base compensation and annual bonuses received by Mr. Duncan with respect to the three most recently completed calendar years (i.e., 2012-2014).
(11)	This amount represents the sum of (i) the present value of Mr. Duncan’s accrued SERP benefit as of December 31, 2014 including three additional years of service and assuming that his annual compensation had increased at a rate of 4% per year, plus (ii) the present value of the benefit enhancement Mr. Duncan would accrue under Susquehanna’s Cash Balance Pension Plan if such accrual were allowed under the terms of that plan.
(12)	This amount represents our portion of the premium payments for 36 months of health, life, accidental death and dismemberment, and disability coverage.
(13)	This amount represents Mr. Duncan’s award under the annual incentive plan based on the greater of actual or target performance for the 2014 plan year, of which, $251,435 was paid on December 31, 2014.
(14)	In the event any payments to Mr. Duncan would otherwise constitute a parachute payment, the payments will be reduced to the extent necessary to ensure that such payments will be limited to the greater of (i) the dollar amount which can be paid to Mr. Duncan without triggering an excise tax under Code section 4999 or (ii) the after-tax dollar amount after taking into account any excise tax incurred under Code section 4999 with respect to such parachute payments. The after-tax dollar amount after taking into account any excise tax incurred under Code section 4999 with respect to the parachute payments to Mr. Duncan is greater than the dollar amount which can be paid to Mr. Duncan without triggering an excise tax under Code section 4999. Accordingly, the payments to Mr. Duncan in connection with a termination following a change in control on December 31, 2014 are not subject to a cutback.

Assuming that one of the following events occurred on December 31, 2014, Mr. Quick’s payments and benefits would have the estimated values reflected in the table below.

	Severance/ Salary Continuation ($)		Executive Retirement Plan Benefit ($)		Payment Under Executive Life Insurance Program ($)		Payment Under Executive Supplemental LTD Program ($)	Welfare Benefit Continuation ($)		Payment of 2014 Annual Incentive Award ($)		Value of Equity Subject to Acceleration ($)(1)	Cutback of Payments ($)
For Cause	—		864,504	(2)	—		—	—		—		—	—
Voluntary Resignation (without Adverse Change)	—		864,504	(2)	—		—	—		—		—	—
Death	—		864,504	(3)	859,562	(4)	—	—		223,221	(5)	424,679	—
Disability	—		864,504	(3)	—		—	—		223,221	(5)	424,679	—
Retirement	—		864,504	(2)	—		—	—		223,221	(5)	—	—
Without Cause or Due to Adverse Change	783,447	(6)	1,087,393	(7)	—		—	21,067	(8)	—		—	—
Without Cause or Due to Adverse Change After a Change in Control	2,350,341	(9)	1,190,175	(10)	—		—	63,201	(11)	272,869	(12)	—	—	(13)
Change in Control (with or without termination)	—		864,504	(3)	—		—	—		272,869	(12)	1,019,068	—

(1)	Except upon a change in control, this amount represents the value of unvested grants to receive an aggregate of up to 31,622 shares of common stock, consisting entirely of PSUs, which assumes stretch-level performance and proration, based on $13.43, the closing price of our common stock on December 31, 2014. The actual number of PSUs earned and vested will be based on actual performance level, as described in the “Compensation Discussion and Analysis” section above. In the event that Mr. Quick ceases to be employed with Susquehanna due to death, disability, involuntary termination without cause, or resignation due to an adverse change, PSUs will vest based on actual performance, prorated for the portion of the performance period during which he was employed. In the event that Mr. Quick retires, PSUs will continue to vest following retirement based on actual performance. In connection with a change in control, PSUs will become earned and vested based on the greater of actual performance as of the change in control or the target performance level, so this amount represents the value of unvested grants to receive an aggregate of up to 75,880 shares of common stock, consisting entirely of PSUs, which assumes stretch-level performance.
(2)	This amount represents the present value of Mr. Quick’s accrued SERP benefit as of December 31, 2014.
(3)	This amount represents the present value of Mr. Quick’s accrued SERP benefit as of December 31, 2014, assuming full vesting of such benefit.
(4)	This amount represents the death benefit payable to Mr. Quick under Susquehanna’s Executive Life Insurance Program calculated as follows: (i) twice his current base salary, such amount being $909,562, reduced by (ii) the death benefit payable to Mr. Quick under the life insurance program generally available to all of our employees, such amount being $50,000.
(5)	This amount represents Mr. Quick’s award under the annual incentive plan based on actual performance for the 2014 plan year, of which, $179,070 was paid on December 31, 2014.
(6)	This amount is equal to one times the average of the base compensation and annual bonuses received by Mr. Quick with respect to the three most recently completed calendar years (i.e., the years 2012-2014).
(7)	This amount represents the sum of (i) the present value of Mr. Quick’s accrued SERP benefit as of December 31, 2014 including one additional year of service, plus (ii) the present value of the benefit enhancement Mr. Quick would accrue under Susquehanna’s Cash Balance Pension Plan if such accrual were allowed under the terms of that plan.
(8)	This amount represents our portion for the premium payments for 12 months of health, life, accidental death and dismemberment, and disability coverage.
(9)	This amount is equal to three times the average of the base compensation and annual bonuses received by Mr. Quick with respect to the three most recently completed calendar years (i.e., the years 2012-2014).
(10)	This amount represents the sum of (i) the present value of Mr. Quick’s accrued SERP benefit as of December 31, 2014 including three additional years of service and assuming that his annual compensation had increased at a rate of 4% per year, plus (ii) the present value of the benefit enhancement Mr. Quick would accrue under Susquehanna’s Cash Balance Pension Plan if such accrual were allowed under the terms of that plan.
(11)	This amount represents our portion of the premium payments for 36 months of health, life, accidental death and dismemberment, and disability coverage.
(12)	This amount represents Mr. Quick’s award under the annual incentive plan based on the greater of actual or target performance for the 2014 plan year, of which, $179,070 was paid on December 31, 2014.
(13)	In the event any payments to Mr. Quick would otherwise constitute a parachute payment, the payments will be reduced to the extent necessary to ensure that such payments will be limited to the greater of (i) the dollar amount which can be paid to Mr. Quick without triggering an excise tax under Code section 4999 or (ii) the after-tax dollar amount after taking into account any excise tax incurred under Code section 4999 with respect to such parachute payments. The after-tax dollar amount after taking into account any excise tax incurred under Code section 4999 with respect to the parachute payments to Mr. Quick is greater than the dollar amount which can be paid to Mr. Quick without triggering an excise tax under Code section 4999. Accordingly, the payments to Mr. Quick in connection with a termination following a change in control on December 31, 2014 are not subject to a cutback.

Assuming that one of the following events occurred on December 31, 2014, Mr. Burns’s payments and benefits would have the estimated values reflected in the table below.

	Severance/ Salary Continuation ($)		Executive Retirement Plan Benefit ($)		Payment Under Executive Life Insurance Program ($)		Payment Under Executive Supplemental LTD Program ($)	Welfare Benefit Continuation ($)		Payment of 2014 Annual Incentive Award ($)		Value of Equity Subject to Acceleration ($)(1)	Cutback of Payments ($)
For Cause	—		—	(2)	—		—	—		—		—	—
Voluntary Resignation (without Adverse Change)	—		—	(2)	—		—	—		—		—	—
Death	—		63,197	(3)	750,000	(4)	—	—		193,243	(5)	411,504	—
Disability	—		63,197	(3)	—		—	—		193,243	(5)	411,504	—
Retirement	—		—	(2)	—		—	—		193,243	(5)	—	—
Without Cause or Due to Adverse Change	593,243	(6)	103,260	(7)	—		—	25,075	(8)	—		—	—
Without Cause or Due to Adverse Change After a Change in Control	1,779,729	(9)	237,343	(10)	—		—	75,225	(11)	230,769	(12)	—	—	(13)
Change in Control (with or without termination)	—		63,197	(3)	—		—	—		230,769	(12)	639,362	—

(1)	Except upon a change in control, this amount represents the value of unvested grants to receive an aggregate of up to 30,641 shares of common stock, 10,000 performance-based RSUs and 20,641 PSUs, which assumes stretch-level performance and proration, based on $13.43, the closing price of our common stock on December 31, 2014. The actual number of PSUs earned and vested will be based on actual performance level, as described in the “Compensation Discussion and Analysis” section above. In the event that Mr. Burns ceases to be employed with Susquehanna due to death, disability, involuntary termination without cause, or resignation due to an adverse change, PSUs will vest based on actual performance, prorated for the portion of the performance period during which he was employed. In the event that Mr. Burns retires, PSUs will continue to vest following retirement based on actual performance. In connection with a change in control, PSUs will become earned and vested based on the greater of actual performance as of the change in control or the target performance level, so this amount represents the value of unvested grants to receive an aggregate of up to 47,607 shares of common stock, including 10,000 performance-based RSUs and 37,607 PSUs, which assumes stretch-level performance.
(2)	This amount represents the present value of Mr. Burns’s accrued SERP benefit as of December 31, 2014.
(3)	This amount represents the present value of Mr. Burns’s accrued SERP benefit as of December 31, 2014, assuming full vesting of such benefit.
(4)	This amount represents the death benefit payable to Mr. Burns under Susquehanna’s Executive Life Insurance Program calculated as follows: (i) twice his current base salary, such amount being $800,000, reduced by (ii) the death benefit payable to Mr. Burns under the life insurance program generally available to all of our employees, such amount being $50,000.
(5)	This amount represents Mr. Burns’s award under the annual incentive plan based on actual performance for the 2014 plan year, of which, $155,769 was paid on December 31, 2014.
(6)	This amount is equal to one times the base salary and annual bonus received by Mr. Burns with respect to 2014.
(7)	This amount is the present value of Mr. Burns’s accrued SERP benefit as of December 31, 2014 including one additional year of service.
(9)	This amount is equal to three times the base salary and annual bonus received by Mr. Burns with respect to 2014.
(10)	This amount is the present value of Mr. Burns’s accrued SERP benefit as of December 31, 2014 including three additional years of service and assuming that his annual compensation had increased at a rate of 4% per year.
(11)	This amount represents our portion of the premium payments for 36 months of health, life, accidental death and dismemberment, and disability coverage.
(12)	This amount represents Mr. Burns’s award under the annual incentive plan based on the greater of actual or target performance for the 2014 plan year, of which, $155,769 was paid on December 31, 2014.
(13)	In the event any payments to Mr. Burns would otherwise constitute a parachute payment, the payments will be reduced to the extent necessary to ensure that such payments will be limited to the greater of (i) the dollar amount which can be paid to Mr. Burns without triggering an excise tax under Code section 4999 or (ii) the after-tax dollar amount after taking into account any excise tax incurred under Code section 4999 with respect to such parachute payments. The after-tax dollar amount after taking into account any excise tax incurred under Code section 4999 with respect to the parachute payments to Mr. Burns is greater than the dollar amount which can be paid to Mr. Burns without triggering an excise tax under Code section 4999. Accordingly, the payments to Mr. Burns in connection with a termination following a change in control on December 31, 2014 are not subject to a cutback.

For All Named Executive Officers

Effect of Change in Control on Unvested Equity Awards. For each named executive officer, the occurrence of a Change in Control (as defined in the applicable equity plans) will cause the vesting of all otherwise unvested restricted stock to fully accelerate.

Death or Disability. In addition to the individual entitlements described above, upon death, Messrs. Reuter, Harrington, Duncan, Quick, and Burns would be entitled to benefits under Susquehanna’s Executive Life Insurance Program. Additionally, upon disability, each of Messrs. Reuter, Harrington, Duncan, Quick, and Burns would be entitled to benefits under Susquehanna’s Supplemental LTD Program. Each of these programs is discussed more fully above in the “Compensation Discussion and Analysis” section.

Director Compensation

Our non-employee directors are compensated in accordance with a fee schedule that is approved by the Compensation Committee. In 2014, each of our non-employee directors was compensated in accordance with the following fee schedule:

Annual Retainer(1)
Board Member	$30,000
Independent Lead Director	30,000
Chairperson - Audit Committee	12,500
Chairperson - Compensation Committee	12,500
Chairperson - Nominating and Corporate Governance Committee	7,500
Chairperson - Risk Committee	7,500
Annual Equity Grant - Restricted Stock(2)	50,000
Board Meeting	1,500
Committee Meeting	1,200
Telephone Board/Committee Meeting	60% of the in-person meeting fee

(1)	Annual Retainer amounts are paid in four installments.
(2)	Usually made in February of each year.

Our non-employee directors received the following compensation from Susquehanna for their service on our Board and its committees in 2014:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total

Anthony J. Agnone, Sr.	$76,980	$49,990	$126,970
Wayne E. Alter, Jr.	99,020	49,990	149,010
Henry R. Gibbel	76,200	49,990	126,190
Bruce A. Hepburn	146,820	49,990	196,810
Donald L. Hoffman	81,780	49,990	131,770
Sara G. Kirkland	67,740	49,990	117,730
Jeffrey F. Lehman	66,420	49,990	116,410
Michael A. Morello	78,360	49,990	128,350
Scott J. Newkam	100,721	49,990	150,711
Robert E. Poole, Jr.	63,960	49,990	113,950
Christine Sears	69,780	49,990	119,770
James A. Ulsh	82,920	49,990	132,910

(1)	Includes the following fees received by each non-employee director for his or her service on the Board in 2014, as well as fees received for service on any committee of the Board in 2014:

Name	Susquehanna Board Fees and Annual Retainer*		Susquehanna Committee Fees**

Anthony J. Agnone, Sr.	$56,100		$20,880
Wayne E. Alter, Jr.	57,000		42,020
Henry R. Gibbel	57,000		19,200
Bruce A. Hepburn	87,000	(3)	59,820
Donald L. Hoffman	57,000		24,780
Sara G. Kirkland	53,100		14,640
Jeffrey F. Lehman	52,500		13,920
Michael A. Morello	57,000		21,360
Scott J. Newkam	55,500		45,222
Robert E. Poole, Jr.	57,000		6,960
Christine Sears	52,500		17,280
James A. Ulsh	55,500		27,420

*	Includes an annual retainer in the amount of $30,000, which was paid in four quarterly installments. Also includes payments for attendance at the Board’s strategic planning meeting.
**	Includes fees paid for any service on the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, Risk Committee, Executive Committee or a special committee, as well as any fees paid for being the Chairperson of any such committee.

Several of our directors also serve on the board of directors of one or more of our subsidiaries and received compensation from that subsidiary for his/her service to that company in 2014, as follows: Mr. Hepburn: $6,000; Mr. Hoffman: $37,156 (including the amount Mr. Hoffman received under an executive supplemental income plan assumed by Susquehanna Bank pursuant to an acquisition); and Mr. Ulsh: $6,000.

(2)	On February 26, 2014, each non-employee member of the Board on that date was granted 4,672 shares of restricted stock vesting in full on the grant date. Please see Note 16 “Share-based Compensation” to the consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a discussion of the valuation of these awards.

As of December 31, 2014, our non-employee directors had the following aggregate number of outstanding option awards:

Director	Aggregate Number of Outstanding Option Awards

Anthony J. Agnone, Sr.	9,000
Wayne E. Alter, Jr.	17,250
Henry R. Gibbel	—
Bruce A. Hepburn	12,250
Donald L. Hoffman	12,000
Sara G. Kirkland	—
Jeffrey F. Lehman	—
Michael A. Morello	15,000
Scott J. Newkam	7,000
Robert E. Poole, Jr.	11,310
Christine Sears	9,000
James A. Ulsh	9,000

(3)	Includes an annual retainer in the amount of $30,000, which was paid in four quarterly installments, to Mr. Hepburn for service as the Independent Lead Director.

Risk Assessment

The Compensation Committee annually conducts a general companywide risk assessment of incentive compensation plans and programs in place for all employees. Based on this assessment, the Compensation Committee believes that our approach to goal setting, setting of targets with payouts at multiple levels of performance, and evaluation of performance results assist in mitigating excessive risk taking that could harm our value or reward poor judgment by our employees. Specifically, we allocate compensation among base salary and short and long-term compensation target opportunities in such a way as not to encourage excessive risk-taking. Further, although the corporate performance metrics that determine payouts for certain business segment leaders are based in part on the achievement of business-segment metrics, a significant portion of the metrics that determine payouts for our employees are based on companywide metrics. This is based upon our belief that applying companywide metrics encourages decision-making that is in the best long-term interests of Susquehanna and our shareholders as a whole. The mix of equity award instruments used under our Long-Term Incentive Plan also mitigates risk, as awards have multi-year vesting to account for the time horizon of risk based on our business objectives.

We have also implemented certain policies that are designed to mitigate risk:

•	our stock ownership guidelines require our directors and named executive officers to own equity representing a significant multiple of their base salary or Board retainer and to retain this equity throughout their tenure; and

•	we have a recoupment policy (the “Recoupment Policy”) that allows us to “claw-back” incentive compensation paid to all employees, including our named executive officers, upon certain recoupment events determined by the Compensation Committee tied generally to financial restatements.

The Recoupment Policy was originally adopted to comply with the Troubled Asset Relief Program (“TARP”) Regulations and allows us to recoup or “claw-back” certain incentive compensation paid to the named executive officers and other key officers and employees in the event that a recoupment event as determined by the Compensation Committee has occurred. Our Board, upon the recommendation of the Compensation Committee, adopted and approved an amendment to the various incentive award plans and programs maintained by Susquehanna so that the Recoupment Policy is included in each of our incentive plans. Following the repayment of the TARP funds, the Compensation Committee adopted an amended and restated Recoupment Policy, which is substantially similar to the Recoupment Policy adopted to comply with TARP, except that this policy is discretionary and can apply to all of our employees. The full text of the Recoupment Policy is attached as Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Our Chief Risk Officer also discusses with the Compensation Committee the risks facing Susquehanna as identified through our corporate risk assessment process.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee for 2014 were Anthony J. Agnone, Sr., Wayne E. Alter, Jr. (Chair), Bruce A. Hepburn and Henry R. Gibbel, who replaced Michael A. Morello on the committee in May 2014. None of the members of the Compensation Committee were officers or employees of Susquehanna during 2014, and no executive officer of Susquehanna served or serves on the compensation committee or board of directors of any company that employed or employs any member of our Compensation Committee or Board during 2014. At December 31, 2014, certain committee members, including certain members of their immediate families and companies in which they are principal owners (more than 10%), were indebted to our banking subsidiary. In accordance with our pre-approval policy, all of these transactions were made in the ordinary course of business; were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to Susquehanna; and did not involve more than the normal risk of collectability or present other unfavorable features.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table sets forth information regarding Susquehanna’s 2013 Omnibus Equity Plan, 2005 Equity Plan, and 1996 Equity Compensation Plan, Susquehanna’s only compensation plans under which equity securities are authorized for issuance, as of December 31, 2014:

	(A)		(B)	(C)
Plan category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(2)		Weighted-average exercise price of outstanding options, warrants and rights ($)(4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))(#)
Equity compensation plans approved by security holders	2,668,927	(3)	$17.42	3,422,156
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	2,668,927		$17.42	3,422,156

(1)	The table does not include information for equity compensation plans assumed in mergers. As of December 31, 2014, options to purchase our common stock were outstanding under equity compensation plans assumed in the acquisitions of Community Banks, Inc., Abington Bancorp, Inc., and Tower Bancorp, Inc. (collectively, the “Acquired Option Plans”). A total of 1,074,501 shares of common stock were issuable upon exercise of options granted under the Acquired Option Plans. The weighted-average exercise price of all options outstanding under the Acquired Option Plans at December 31, 2014, was $7.04. We cannot grant additional awards under these assumed plans.
(2)	The number of securities to be issued upon exercise of outstanding options, warrants and rights includes 582,332 PSUs, which is the target level amount that could have been payable under the 2013 Equity Compensation Plan, though no shares will be issued until achievement of applicable performance goals.
(3)	This amount includes the following: (i) 1,024,618 shares issuable pursuant to outstanding share awards under the 2013 Omnibus Equity Plan with a weighted average exercise price of $10.99; (ii) 1,549,529 shares issuable upon the exercise of outstanding share awards under the 2005 Equity Compensation Plan with a weighted average exercise price of $18.79; and (iii) 94,780 shares issuable upon the exercise of outstanding share awards under the 1996 Equity Compensation Plan with a weighted average exercise price of $24.95. No shares are available for future grant under either the 2005 Equity Compensation Plan or the 1996 Equity Compensation Plan.
(4)	The weighted-average exercise price of outstanding options, warrants and rights does not take into account PSUs that may be issued under the 2013 Omnibus Equity Plan upon achievement of applicable performance goals.

Security Ownership of Certain Beneficial Owners and Management

The number of shares of Susquehanna’s common stock deemed to be beneficially owned by each person we know to be the beneficial owner of at least five percent of Susquehanna’s common stock, each director, and each named executive officer, and all directors and executive officers as a group as of February 13, 2015, is set forth in the following table.

Name of Beneficial Owner	Number of Shares Owned(1)	Awards Exercisable Within 60 Days	Total Beneficial Ownership of Susquehanna Common Stock	Percent of Shares Outstanding

5% Shareholders
BlackRock, Inc. 55 East 52nd Street New York, NY 10022	16,405,389	—	16,405,389	9.10%

Dimensional Fund Advisors, LP 6300 Bee Cave Road Austin, TX 78746	14,790,927	—	14,790,927	8.16%

The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	12,069,266	—	12,069,266	6.65%

State Street Corporation One Lincoln Street Boston, MA 02111	9,646,083	—	9,646,083	5.30%

Directors, and Named Executive Officers
Anthony J. Agnone, Sr.(2)(3)	98,341	8,000	106,341	*
Wayne E. Alter, Jr.(2)	64,940	14,000	78,940	*
Kevin J. Burns	5,188	—	5,188	*
Gregory A. Duncan	69,152	—	69,152	*
Henry R. Gibbel(2)(4)	635,716	—	635,716	*
Michael W. Harrington	31,583	—	31,583	*
Bruce A. Hepburn(2)(5)	47,664	9,000	56,664	*
Donald L. Hoffman(2)(6)	162,632	11,000	173,632	*
Sara G. Kirkland(2)	20,275	—	20,275	*
Jeffrey F. Lehman(2)	30,605	—	30,605	*
Michael A. Morello(2)(7)	228,759	14,000	242,759	*
Scott J. Newkam(2)	27,484	6,000	33,484	*
Robert E. Poole, Jr.(2)	168,590	11,310	179,900	*
Michael M. Quick	107,025	60,720	167,745	*
William J. Reuter(2)	163,661	126,800	290,461	*
Christine Sears(2)(8)	23,588	8,000	31,588	*
James A. Ulsh(2)(9)	45,873	8,000	53,873	*
All Directors and Executive Officers as a Group (19 individuals)(10)	1,952,674	276,830	2,229,504	1.22%

*	Less than one percent.

(1)	Unless otherwise indicated, shares shown as beneficially owned are held individually by the person indicated or jointly with the spouse or children living in the same household; individually by the spouse or children living in the same household; or as trustee, custodian or guardian for minor children living in the same household. The number of shares and percent of shares outstanding beneficially owned by BlackRock, Inc., State Street Corporation, Dimensional Fund Advisors, LP, and The Vanguard Group is based on information included in the Schedule 13G/A filed by the entity with the SEC. Shareholding information for our directors and officers is based on information contained in our records and on information received from each director and officer.
(2)	Member of the Board for a one-year term.
(3)	Mr. Agnone has sole beneficial ownership of 97,873 shares. Mr. Agnone’s wife has sole beneficial ownership of 468 shares.
(4)	Mr. Gibbel has sole beneficial ownership of 20,694 shares and shares beneficial ownership of 1,398 shares as custodian for his children. Mr. Gibbel is an officer of Penn Charter Mutual Insurance Company and Lititz Mutual Insurance Company. These two organizations hold 28,125 shares and 585,499 shares respectively, to which Mr. Gibbel disclaims beneficial ownership.

(5)	Mr. Hepburn has sole beneficial ownership of 42,446 shares and shares beneficial ownership of 4,218 shares that are held in a family trust. In addition, Mr. Hepburn’s wife has sole beneficial ownership of 1,000 shares.
(6)	Mr. Hoffman has sole beneficial ownership of 63,191 shares. Mr. Hoffman shares beneficial ownership of 99,441 shares held in a trust.
(7)	Mr. Morello has sole beneficial ownership of 108,572 shares. Mr. Morello’s wife has sole beneficial ownership of 40,000 shares. Mr. Morello’s daughter has sole beneficial ownership of 37,857 shares held directly and 1,250 shares held in her IRA Account. Mr. Morello’s son has sole beneficial ownership of 35,830 shares held directly and 1,250 shares held in his IRA Account. In addition, 4,000 shares are held by Stardust Development Company, LLC, of which Mr. Morello is the owner.
(8)	Ms. Sears has sole beneficial ownership of 19,940 shares. Ms. Sears shares beneficial ownership of 3,400 shares with her husband and Ms. Sears’s husband has sole beneficial ownership of 248 shares.
(9)	Mr. Ulsh has sole beneficial ownership of 36,685 shares and holds 8,490 shares in a 401(k) plan. Mr. Ulsh’s wife has sole beneficial ownership of 698 shares.
(10)	Includes Carl D. Lundblad who became an executive officer effective January 16, 2014 and Beverly A. Wise who became an executive officer effective October 10, 2014. Excludes Andrew S. Samuel who resigned as our President effective as of October 10, 2014, and was therefore not an executive officer on February 13, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

Susquehanna’s Policies Regarding Related Person Transactions

We have adopted a written statement of policy (the “Policy”) with respect to Related Person Transactions, which is administered by our Audit Committee. Under the Policy, a “Related Person Transaction” is any transaction between Susquehanna or any of our subsidiaries and a Related Person, not including any transactions available to all employees generally, transactions related solely to executive compensation (which require approval by the Compensation Committee), transactions involving less than $5,000 when aggregated with all similar transactions, or transactions that have received pre-approval by the Audit Committee as described below. A “Related Person” is any of our executive officers, directors or director nominees, any shareholder owning in excess of 5% of our stock or any controlled affiliate of such shareholder, any immediate family member of any of our executive officers or directors and any entity in which any of the foregoing has a substantial ownership interest or control.

Pursuant to the Policy, a Related Person Transaction may be consummated or may continue only if:

•	the Audit Committee approves or ratifies such transaction in accordance with the Policy, and the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party; or

•	the transaction is approved by the disinterested members of the Board; and

•	the transaction, if it involves compensation, is also approved by our Compensation Committee.

Transactions with Related Persons that are not classified as Related Person Transactions by the Policy and thus not subject to its review and approval requirements may still need to be disclosed if required by the applicable securities laws, rules and regulations.

Certain Types of Transactions Pre-Approved by the Audit Committee

We are a diversified financial services institution that offers a variety of financial products to the public through our subsidiaries. Our Audit Committee has determined that offering such financial products to our Related Persons is beneficial and therefore has pre-approved the entrance by our subsidiaries into certain depository, loan, trust, lease, broker/dealer and investment advisory, insurance and risk management relationships with Related Persons; provided that (1) the terms and conditions of any transaction must be substantially similar to those made available to the general public or any of our other employees; and (2) the transaction is one that the subsidiary would typically enter into as part of its ordinary business.

In addition to the pre-approval of transactions involving financial products that we provide as part of our business, our Audit Committee also pre-approved: (1) any compensation, work-related reimbursement or benefits paid or provided to any of our employees or any of their affiliates who is a Related Person that is within Susquehanna’s normal pay scale and that complies with our policies and procedures applicable to such compensation and benefits; (2) any economic relationship between any of our directors (including his or her affiliated interests) and Susquehanna or one of our subsidiaries that meets the de minimis exception set forth in section IV.B.2 of our Code of Ethics; (3) any legal representation provided by a law firm of which a member of our or an affiliate’s board of directors is a member or partner, provided (a) the legal representation is provided in connection with matters arising in the ordinary course of Susquehanna or our subsidiary’s business, (b) the fees charged to Susquehanna or our subsidiary do not exceed any fees that such law firm would charge to other similarly situated clients with which no member or partner of such law firm is affiliated, and (c) that without the prior approval of the Audit Committee, the total amount paid to such law firm by Susquehanna or our subsidiaries does not exceed $120,000 per annum (which amount may be changed by resolution of the Audit Committee from time to time); and (4) any contributions made to any charitable organizations, provided such contributions (a) are made in accordance with our policies and procedures regarding the same and (b) do not exceed $100,000 per annum (which amount may be changed by resolution of the Audit Committee from time to time).

Although the foregoing types of transactions have been pre-approved by our Audit Committee and therefore may be entered into without review as set forth in the Policy, all transactions entered into with Related Persons are subject to disclosure if required by the applicable securities laws, rules and regulations.

Related Person Transactions During Fiscal Year 2014

Certain of our directors and executive officers, including certain members of their immediate families and companies in which they are principal owners (more than 10%), entered into depository, trust, lease, broker/dealer and investment advisory, insurance and risk management services (“financial services arrangements”) with our subsidiaries. In accordance with our pre-approval policy described above, the terms and conditions of these transactions were substantially similar to those made available to the general public or any of our other employees, and were the types of transactions that our subsidiaries typically enter into as part of their ordinary business. At December 31, 2014, all of our directors and executive officers, either directly or indirectly, had one or more financial services arrangements with at least one of our subsidiaries.

Certain of our directors and executive officers, including certain members of their immediate families and companies in which they are principal owners (more than 10%), were also indebted to our banking subsidiary. In accordance with our pre-approval policy, all of these transactions were made in the ordinary course of business; were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to Susquehanna; and did not involve more than the normal risk of collectability or present other unfavorable features. The total aggregate amount outstanding for loans to our Related Persons as of December 31, 2014 was approximately $65,519,000. Each of these loans is performing in accordance with its terms.

In December 2007, Graystone Tower Bank (which merged into Susquehanna Bank in February 2012) entered into a lease agreement for a build-to-suit lease with Park Forest Centre, II, L.P. (“PFC II”) for approximately 8,355 square feet of branch and regional administrative office space in State College, Pennsylvania for an initial 15-year lease term with monthly rental payments of $26,600 in 2014. The bank paid PFC II approximately $319,207 in 2014. Director Poole maintains a minority 24.75% limited partner interest in PFC II and also holds a 25% ownership interest in PFC II’s 1% general partner. Based solely on these ownership percentages, Mr. Poole’s interest in the transaction is expected to be no more than $79,802 for 2014. We performed an evaluation which confirmed that the terms of the lease are consistent with market terms and concluded that such terms are at least as favorable to Susquehanna Bank as could be obtained in a transaction with an unaffiliated party.

In November 2011, Graystone Tower Bank also entered into a lease agreement for a build-to-suit lease with NPK Southridge Associates, L.P. (“NPK”) for approximately 2,884 square feet of branch space in State College, Pennsylvania for an initial 15-year lease term with monthly payments of $13,040 in 2014. Susquehanna Bank, as the successor in interest to Graystone Tower Bank, occupied the building in mid-August 2012. The bank paid NPK $156,489 in 2014. Director Poole maintains a minority 16.67% limited partner interest in NPK and also holds a 33% interest in NPK’s 1% general partner. Based solely on these ownership percentages, Mr. Poole’s interest in the transaction is expected to be no more than $26,603 for 2014. We performed an evaluation which confirmed that the terms of the lease are consistent with market terms and concluded that such terms are at least as favorable to Susquehanna Bank as could be obtained in a transaction with an unaffiliated party.

Composition of the Board of Directors and Independent Lead Director

Our Board currently consists of 13 directors, 12 of whom are independent. Mr. Reuter, our Chief Executive Officer, also serves as the Chairman of our Board. Bruce A. Hepburn serves as the Independent Lead Director. The duties, responsibilities and authorities of the Independent Lead Director are set forth in our Corporate Governance Guidelines and include:

•	general leadership of the affairs of the independent directors;

•	preside at all executive sessions of the Board and at any Board meetings when the Chairman is not present;

•	serve as the non-exclusive liaison between the Chairman/Chief Executive Officer and the independent directors;

•	provide advice and consultation to the Chairman/Chief Executive Officer;

•	monitor information delivered by the management team to the Board and provide input as to the quantity, quality and timeliness of such information;

•	consult with the Chairman regarding meeting agendas and meeting schedules of the Board;

•	provide leadership of the independent directors in anticipating and responding to crises;

•	assist the Chair of the Nominating and Corporate Governance Committee with the identification and recommendation of Board candidates;

•	oversee Board and director evaluations with the Chair of the Nominating and Corporate Governance Committee; and

•	fulfill such other duties as the Board may provide from time to time.

When Mr. Hepburn was appointed Independent Lead Director, he was also appointed as a member of each of the Board’s five standing committees. We believe that this structure is appropriate for Susquehanna because it enhances the effectiveness of the independent oversight by the Board. In addition, we believe the Chief Executive Officer is in the best position to focus the directors’ attention on the issues of greatest importance to Susquehanna and our shareholders. In our view, the separation of the Chief Executive Officer and Chairman roles is not necessary because the Independent Lead Director acts as a counter-balancing voice to the combined Chief Executive Officer and Chairman position, similar to other public companies. In addition, in order to promote diversity in the role of Independent Lead Director, our Corporate Governance Guidelines provide that a director generally should not serve as the Independent Lead Director for more than five consecutive years; however, the Board does not believe that such limitation should be mandated as policy.

Board Independence

Our Board has determined that except for Mr. Reuter, all of its members are “independent” as defined under the Nasdaq listing standards. Mr. Reuter is our Chairman and Chief Executive Officer. Our Board believes that the Nasdaq independence requirements contained in the listing standards provide the appropriate standard for assessing director independence and thus uses these requirements in assessing the independence of each of its members. In making its determination with respect to the independence of each director, the Board considered any relationships between each director and Susquehanna that were not in connection with such director’s services on the Board, including the amount and nature of loans made to directors and the other related person transactions described under “Certain Relationships and Related Person Transactions”. In making its determination with respect to the independence of each director, the Board did not consider any transactions by our directors that are approved under our written statement of policy with respect to related person transactions as more fully described under “Certain Relationships and Related Person Transactions,” unless such transaction resulted in a per se independence disqualification under the Nasdaq listing standards.

Item 14. Principal Accountant Fees and Services

Summary of Pre-Approval Policy for Audit and Non-Audit Services

Our Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent registered public accounting firm. This responsibility includes, but is not limited to, evaluating the independence of the independent registered public accounting firm in the performance of audit and non-audit related services to Susquehanna and pre-approving the audit and non-audit services performed by the independent registered public accounting firm in order to ensure that they do not impair the auditor’s independence from Susquehanna. Accordingly, the Audit Committee has adopted, and the Board has ratified, a Pre-Approval Policy for Audit and Non-Audit Services (the “Policy”), which sets forth the procedures and the conditions pursuant to which services proposed for performance by the independent registered public accounting firm may be pre-approved.

Certain services are pre-approved by the Audit Committee on a general basis, without case-by-case consideration (“general pre-approval”); other services require the specific pre-approval of the Audit Committee (“specific pre-approval”). The Audit Committee believes that the combination of these two approaches results in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm. Unless a type of service has received general pre-approval, it will require specific pre-approval by the Audit Committee if it is to be provided by the independent registered public accounting firm. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval by the Audit Committee. Pre-approval fee levels or budgeted amounts for all services to be provided by the independent registered public accounting firm are established annually by the Audit Committee.

The Audit Committee takes additional measures on an annual basis to meet its responsibility to oversee the work of the independent registered public accounting firm and to ensure the registered public accounting firm’s independence from Susquehanna, such as reviewing a formal written statement from the independent registered public accounting firm delineating all relationships between the independent registered public accounting firm and Susquehanna, consistent with applicable independence standards, and discussing with the independent registered public accounting firm its methods and procedures for ensuring independence.

Fees Billed by Independent Registered Public Accounting Firm to Susquehanna

The aggregate fees billed to Susquehanna by PwC for each of the fiscal years ended December 31, 2014 and 2013, respectively (all of which were approved by the Audit Committee), are set forth in the table below:

	For the Fiscal Year Ended December 31,
	2014	2013
Audit Fees(1)	$2,870,767	$2,070,000
Audit Related Fees(2)	441,099	581,587
Tax Fees(3)	220,910	171,400
All Other Fees(4)	9,000	0

(1)	Includes the following aggregate fees billed by PwC for the services and time periods indicated:

	2014	2013
• Audits of Financial Statements	$2,657,567	$1,890,000
• Statutory Audits	173,200	140,000
• Consents	40,000	40,000

(2)	Includes the following aggregate fees billed by PwC for the services and time periods indicated:

	2014	2013
• Accounting Consultations and Audits in Connection with Acquisitions	$15,000	$0
• Attest Services Not Required by Statute or Regulation (primarily securitization related)	44,200	55,000
• Attest Services Required by Statute or Regulation	244,500	195,000
• Comfort Letter	0	0
• Consultation Concerning Financial Accounting and Reporting	137,399	331,587

(3)	Includes the following aggregate fees billed by PwC for the services and time periods indicated:

	2014	2013
• Tax Compliance	$183,500	$167,500
• Tax Planning	37,410	3,900
• Tax Advice	0	0

(4)	Includes the following aggregate fees billed by PwC for the services and time periods indicated:

	2014	2013
• Tax Compliance	$9,000	$0

Our Audit Committee has considered, and has determined, that the provision of the non-audit services described above is compatible with maintaining the independence of PwC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements. See Item 7 of this report for the consolidated financial statements of Susquehanna and its subsidiaries (including the index to financial statements).

Financial Statement Schedules. Not Applicable.

Exhibits 2.1-99.2. A list of the Exhibits to this Form 10-K is set forth in (b) below.

(b)	Exhibits.

	(2)	2.1	Agreement and Plan of Merger, dated as of November 11, 2014, by and between BB&T Corporation and Susquehanna Bancshares, Inc., incorporated by reference to Exhibit 2.1 in Susquehanna’s Current Report on Form 8-K, filed November 17, 2014.

	(3)	3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Quarterly Report on Form 10-Q, filed August 8, 2011.

		3.1.a	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Susquehanna, incorporated by reference to Exhibit 3.1 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

		3.2	Amended and Restated Bylaws, dated December 10, 2013, incorporated by reference to Exhibit 3.1 to Susquehanna’s Current Report on Form 8-K, filed December 13, 2013.

	(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

		4.1	Indenture, dated as of November 4, 2002, by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

		4.2	Indenture, dated as of August 13, 2012, between Susquehanna Bancshares, Inc. and The New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 in Susquehanna’s Current Report on Form 8-K, filed August 8, 2012.

		4.3	First Supplemental Indenture, dated as of August 13, 2012, between Susquehanna Bancshares, Inc. and The New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to Susquehanna’s Current Report on Form 8-K, filed August 8, 2012.

		4.4	Form of Note (included in Exhibit 4.3 above), incorporated by reference to Exhibit 4.2 to Susquehanna’s Current Report on Form 8-K, filed August 8, 2012.

	(10)	Material Contracts.

		10.1	Employment Agreement, as amended and restated effective December 28, 2012, between Susquehanna and William J. Reuter, incorporated by reference to Exhibit 10.1 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.**

		10.2	Employment Agreement, as amended and restated effective December 28, 2012, between Susquehanna and Drew K. Hostetter, incorporated by reference to Exhibit 10.2 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.**

10.3	Employment Agreement, as amended and restated effective December 28, 2012, between Susquehanna and Gregory A. Duncan, incorporated by reference to Exhibit 10.3 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.**

10.4	Employment Agreement, as amended and restated effective December 21, 2012, between Susquehanna and Michael M. Quick, incorporated by reference to Exhibit 10.4 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.**

10.5	Employment Agreement, dated June 20, 2011, between Susquehanna and Andrew Samuel, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed February 21, 2012.*

10.6	Recoupment Policy with Respect to Incentive Awards, incorporated by reference to Exhibit 10.22 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.7	Susquehanna’s Executive Deferred Income Plan, effective January 1, 2009, incorporated by reference to Exhibit 10.21 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.8	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 2012, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed August 27, 2012.*

10.9	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement, incorporated by reference to Exhibit 10(v) to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.10	Community Banks, Inc. Survivor Income Agreement, including Split Dollar Addendum to Community Banks, Inc. Survivor Income Agreement, incorporated by reference to Exhibit 10.18 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.11	Susquehanna’s Key Employee Severance Pay Plan, amended and restated as of January 14, 2014, attached hereto as Exhibit 10.11, incorporated by reference to Exhibit 10.11 to Susquehanna’s. Annual Report on Form 10-K for the fiscal year ended December 31, 2013.*

10.12	Susquehanna’s Amended and Restated 2005 Equity Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*

10.13	Form of Restricted Stock Unit Grant Agreement for Susquehanna’s senior executive officers, incorporated by reference to Exhibit 10.29 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.14	Form of Amended and Restated 2005 Equity Compensation Plan Amended and Restated Restricted Stock Agreement for Susquehanna’s executive officers, incorporated by reference to Exhibit 10.30 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.15	Form of Amended and Restated 2005 Equity Compensation Plan Restricted Stock Agreement for Susquehanna’s executives, incorporated by reference to Exhibit 10.31 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.16	Form of Amended and Restated 2005 Equity Compensation Plan Restricted Stock Agreement for Susquehanna’s directors, incorporated by reference to Exhibit 10.32 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.17	Form of Amended and Restated 2005 Equity Compensation Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.33 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.18	Susquehanna’s Equity Compensation Plan, incorporated by reference to Exhibit 10.17 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

10.19	Susquehanna’s Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.20	Form of Susquehanna’s Long Term Incentive Plan Restricted Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.2 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.21	Form of Susquehanna’s Long Term Incentive Plan Nonqualified Stock Option Grant Agreement, incorporated by reference to Exhibit 10.3 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.22	Susquehanna’s Short Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Susquehanna’s Current Report on Form 8-K, filed August 3, 2012.*

10.23	Restricted Stock Unit Agreement for awards granted to Messrs. Reuter, Hostetter, Duncan, and Quick, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed June 22, 2012.*

10.24	Community Banks, Inc. 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.1 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

10.25	Director Compensation Schedule, effective January 1, 2014, incorporated by reference to Exhibit 10.25 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.*

10.26	Community Banks, Inc. Directors Stock Option Plan, incorporated by reference to Exhibit 99.2 to Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

10.27	The Farmers and Merchants National Bank of Hagerstown Executive Supplemental Income Plan, dated March 6, 1984, incorporated by reference to Exhibit 10.28 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.28	First Amendment to Employment Agreement, dated as of December 10, 2013, by and between Susquehanna and William J. Reuter, incorporated by reference to Exhibit 99.1 to Susquehanna’s Current Report on Form 8-K, filed December 13, 2013*

10.29	2010 Amended and Restated Servicing Agreement between and among Auto Lenders Liquidation Center, Inc., Boston Service Company, Inc., d/b/a Hann Financial Service Corp., Susquehanna Auto Lease Exchange, LLC and SALE NYC, LLC, dated December 22, 2010, incorporated by reference to Exhibit 10.41 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. First Amendment to the 2010 Amended and Restated Servicing Agreement, dated December 21, 2011, incorporated by reference to Exhibit 10.48 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Second Amendment to the 2010 Amended and Restated Servicing Agreement, effective as of December 31, 2012, incorporated by reference to Exhibit 10.29 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.30	Abington Bancorp, Inc. Amended and Restated 2005 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, filed October 13, 2011 (File No. 333-172626).*

10.31	Abington Bancorp, Inc. 2007 Stock Option Plan, incorporated by reference to Exhibit 99.2 to Susquehanna’s Post- Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, filed October 13, 2011 (File No. 333-172626).*

10.32	Form of Split Dollar Insurance Agreement between Abington Bank and each of Robert W. White, Thomas J. Wasekanes, Frank Kovalcheck, Jack J. Sandoski and Eric L. Golden, incorporated by reference to Exhibit 10.51 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.33	Tower Bancorp, Inc. Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 99.1 to Tower Bancorp, Inc.‘s Registration Statement on Form S-8, filed November 20, 1997 (File No. 333-40661).*

10.34	Graystone Financial Corp. 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to Tower Bancorp, Inc.‘s Current Report on Form 8-K, filed March 31, 2009.*

10.35	American Home Bank, National Association 2001 Stock Option Incentive Plan, incorporated by reference to Exhibit 10.37 to First Chester County Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.36	First Chester County Corporation Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.36 to Tower Bancorp, Inc.‘s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.37	Susquehanna Bancshares, Inc. Short-Term Incentive Plan (effective as of January 1, 2013), incorporated by reference to Exhibit 10.1 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.*

10.38	Employment Agreement, effective as of June 6, 2012, between Susquehanna and Michael W. Harrington, incorporated by reference to Exhibit 10.2 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.*

10.39	Susquehanna Bancshares, Inc. 2013 Omnibus Equity Compensation Plan, incorporated by reference to Annex A to Susquehanna’s Proxy Statement on Schedule 14-A, filed March 22, 2013.*

10.40	Form of Restricted Stock Unit Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan), incorporated by reference to Exhibit 10.2 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

10.41	Form of Performance Stock Unit Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan), incorporated by reference to Exhibit 10.3 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

10.42	Form of Nonqualified Stock Option Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan), incorporated by reference to Exhibit 10.4 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

10.43	Form of Restricted Stock Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan), incorporated by reference to Exhibit 10.5 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

10.44	Purchase Agreement dated December 23, 2013, by and among Susquehanna Bank and buyers named therein incorporated by reference to Exhibit 99.1 to Susquehanna’s Current Report on Form 8-K, filed December 26, 2013.**

10.45	Form of 15-Year Lease Agreement, dated as of December 23, 2013 by and between Susquehanna Landlord, LLC, as landlord, and Susquehanna Bank, as tenant, incorporated by reference to Exhibit 99.2 to Susquehanna’s Current Report on Form 8-K, filed December 26, 2013.***

	10.46	Form of 26-Year Lease Agreement, dated as of December 23, 2013, by and between Susquehanna Landlord, LLC, as landlord, and Susquehanna Bank, as tenant, incorporated by reference to Exhibit 99.3 to Susquehanna’s Current Report on Form 8-K, filed December 26, 2013.***

	10.47	Employment Agreement, dated as of December 23, 2013, by and between Susquehanna and Carl D. Lundblad, incorporated by reference to Exhibit 10.47 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.*

	10.48	Employment Agreement, dated as of December 20, 2013, effective as of January 6, 2014, by and between Susquehanna and Kevin J. Burns, incorporated by reference to Exhibit 10.48 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.*

(14)	Code of Ethics

	14.1	A copy of Susquehanna’s Code of Ethics is available on Susquehanna’s website at www.susquehanna.net. Click on “Investor Relations,” then “Governance Documents,” then “Code of Ethics of Susquehanna Bancshares, Inc.”

(21)	Subsidiaries of the registrant. Incorporated by reference to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

(23)	Consent of PricewaterhouseCoopers LLP. Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

	31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. Filed herewith.

	31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. Filed herewith.

(32)	Section 1350 Certifications. Filed herewith.

Additional Exhibits

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.
**	In accordance with Regulation S-K Item 6.01(b)(2), Susquehanna agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.
***	The lease agreements are identical except for property descriptions and location information. Accordingly, in accordance with Instruction 2 to Regulation S-K Item 6.01(a) Susquehanna has filed forms of the agreements.
❖	Pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. Susquehanna agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

(c)	Financial Statement Schedule. None Required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUSQUEHANNA BANCSHARES, INC.

By:	/S/ WILLIAM J. REUTER
William J. Reuter, Chairman of the Board and Chief Executive Officer

Dated: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WILLIAM J. REUTER	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2015
(William J. Reuter)

/S/ MICHAEL W. HARRINGTON (Michael W. Harrington)	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2015

/S/ ANTHONY J. AGNONE, SR.	Director	February 26, 2015
(Anthony J. Agnone, Sr.)

/S/ WAYNE E. ALTER, JR.	Director	February 26, 2015
(Wayne E. Alter, Jr.)

/S/ HENRY R. GIBBEL	Director	February 26, 2015
(Henry R. Gibbel)

/S/ BRUCE A. HEPBURN	Director	February 26, 2015
(Bruce A. Hepburn)

/S/ DONALD L. HOFFMAN	Director	February 26, 2015
(Donald L. Hoffman)

/S/ SARA G. KIRKLAND	Director	February 26, 2015
(Sara G. Kirkland)

/S/ JEFFREY F. LEHMAN.	Director	February 26, 2015
(Jeffrey F. Lehman.)

/S/ MICHAEL A. MORELLO	Director	February 26, 2015
(Michael A. Morello)

SECURITIES AND EXCHANGE COMMISSION

SUSQUEHANNA BANCSHARES, INC.

Form 10-K, December 31, 2014

[SIGNATURES CONTINUED]

/S/ SCOTT J. NEWKAM	Director	February 26, 2015
(Scott J. Newkam)

/S/ ROBERT E. POOLE, JR.	Director	February 26, 2015
(Robert E. Poole, Jr.)

/S/ CHRISTINE SEARS	Director	February 26, 2015
(Christine Sears)

/S/ JAMES A. ULSH	Director	February 26, 2015
(James A. Ulsh)

Exhibit Index

Exhibits.

(2)	2.1	Agreement and Plan of Merger, dated as of November 11, 2014, by and between BB&T Corporation and Susquehanna Bancshares, Inc., incorporated by reference to Exhibit 2.1 in Susquehanna’s Current Report on Form 8-K, filed November 17, 2014.

(3)	3.1	Amended and Restated Articles of Incorporation, dated May 6, 2011, incorporated by reference to Exhibit 3.1 to Susquehanna’s Quarterly Report on Form 10-Q, filed August 8, 2011.

	3.1.a	Statement with Respect to Shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Susquehanna, incorporated by reference to Exhibit 3.1 to Susquehanna’s Current Report on Form 8-K, filed December 12, 2008.

	3.2	Amended and Restated Bylaws, dated December 10, 2013, incorporated by reference to Exhibit 3.1 to Susquehanna’s Current Report on Form 8-K, filed December 13, 2013.

(4)	Instruments defining the rights of security holders including indentures. The rights of the holders of Susquehanna’s Common Stock and the rights of Susquehanna’s note holders are contained in the following documents or instruments, which are incorporated herein by reference.

	4.1	Indenture, dated as of November 4, 2002, by and between Susquehanna and JP Morgan Trust Company, National Association, relating to the 6.05% subordinated notes due 2012, incorporated by reference to Exhibit 4.1 to Susquehanna’s Registration Statement on Form S-4, Registration No. 333-102265.

	4.2	Indenture, dated as of August 13, 2012, between Susquehanna Bancshares, Inc. and The New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 in Susquehanna’s Current Report on Form 8-K, filed August 8, 2012.

	4.3	First Supplemental Indenture, dated as of August 13, 2012, between Susquehanna Bancshares, Inc. and The New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to Susquehanna’s Current Report on Form 8-K, filed August 8, 2012.

	4.4	Form of Note (included in Exhibit 4.3 above), incorporated by reference to Exhibit 4.2 to Susquehanna’s Current Report on Form 8-K, filed August 8, 2012.

(10)	Material Contracts.

	10.1	Employment Agreement, as amended and restated effective December 28, 2012, between Susquehanna and William J. Reuter, incorporated by reference to Exhibit 10.1 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.**

	10.2	Employment Agreement, as amended and restated effective December 28, 2012, between Susquehanna and Drew K. Hostetter, incorporated by reference to Exhibit 10.2 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.**

	10.3	Employment Agreement, as amended and restated effective December 28, 2012, between Susquehanna and Gregory A. Duncan, incorporated by reference to Exhibit 10.3 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.**

	10.4	Employment Agreement, as amended and restated effective December 21, 2012, between Susquehanna and Michael M. Quick, incorporated by reference to Exhibit 10.4 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.**

10.5	Employment Agreement, dated June 20, 2011, between Susquehanna and Andrew Samuel, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed February 21, 2012.*

10.6	Recoupment Policy with Respect to Incentive Awards, incorporated by reference to Exhibit 10.22 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.7	Susquehanna’s Executive Deferred Income Plan, effective January 1, 2009, incorporated by reference to Exhibit 10.21 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.8	Susquehanna’s Supplemental Executive Retirement Plan as amended and restated effective January 1, 2012, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed August 27, 2012.*

10.9	Forms of The Insurance Trust for Susquehanna Bancshares Banks and Affiliates Split Dollar Agreement and Split Dollar Policy Endorsement, incorporated by reference to Exhibit 10(v) to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

10.10	Community Banks, Inc. Survivor Income Agreement, including Split Dollar Addendum to Community Banks, Inc. Survivor Income Agreement, incorporated by reference to Exhibit 10.18 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.11	Susquehanna’s Key Employee Severance Pay Plan, amended and restated as of January 14, 2014, attached hereto as Exhibit 10.11, incorporated by reference to Exhibit 10.11 to Susquehanna’s. Annual Report on Form 10-K for the fiscal year ended December 31, 2013.*

10.12	Susquehanna’s Amended and Restated 2005 Equity Compensation Plan, as amended, incorporated by reference to Exhibit 10.1 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*

10.13	Form of Restricted Stock Unit Grant Agreement for Susquehanna’s senior executive officers, incorporated by reference to Exhibit 10.29 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.14	Form of Amended and Restated 2005 Equity Compensation Plan Amended and Restated Restricted Stock Agreement for Susquehanna’s executive officers, incorporated by reference to Exhibit 10.30 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.15	Form of Amended and Restated 2005 Equity Compensation Plan Restricted Stock Agreement for Susquehanna’s executives, incorporated by reference to Exhibit 10.31 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.16	Form of Amended and Restated 2005 Equity Compensation Plan Restricted Stock Agreement for Susquehanna’s directors, incorporated by reference to Exhibit 10.32 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.17	Form of Amended and Restated 2005 Equity Compensation Plan Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.33 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.18	Susquehanna’s Equity Compensation Plan, incorporated by reference to Exhibit 10.17 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.*

10.19	Susquehanna’s Long Term Incentive Plan, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.20	Form of Susquehanna’s Long Term Incentive Plan Restricted Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.2 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.21	Form of Susquehanna’s Long Term Incentive Plan Nonqualified Stock Option Grant Agreement, incorporated by reference to Exhibit 10.3 to Susquehanna’s Current Report on Form 8-K, filed March 2, 2011.*

10.22	Susquehanna’s Short Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Susquehanna’s Current Report on Form 8-K, filed August 3, 2012.*

10.23	Restricted Stock Unit Agreement for awards granted to Messrs. Reuter, Hostetter, Duncan, and Quick, incorporated by reference to Exhibit 10.1 to Susquehanna’s Current Report on Form 8-K, filed June 22, 2012.*

10.24	Community Banks, Inc. 1998 Long-Term Incentive Plan, incorporated by reference to Exhibit 99.1 of Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

10.25	Director Compensation Schedule, effective January 1, 2014, incorporated by reference to Exhibit 10.25 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.*

10.26	Community Banks, Inc. Directors Stock Option Plan, incorporated by reference to Exhibit 99.2 to Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File No. 333-144397).*

10.27	The Farmers and Merchants National Bank of Hagerstown Executive Supplemental Income Plan, dated March 6, 1984, incorporated by reference to Exhibit 10.28 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

10.28	First Amendment to Employment Agreement, dated as of December 10, 2013, by and between Susquehanna and William J. Reuter, incorporated by reference to Exhibit 99.1 to Susquehanna’s Current Report on Form 8-K, filed December 13, 2013.*

10.29	2010 Amended and Restated Servicing Agreement between and among Auto Lenders Liquidation Center, Inc., Boston Service Company, Inc., d/b/a Hann Financial Service Corp., Susquehanna Auto Lease Exchange, LLC and SALE NYC, LLC, dated December 22, 2010, incorporated by reference to Exhibit 10.41 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. First Amendment to the 2010 Amended and Restated Servicing Agreement, dated December 21, 2011, incorporated by reference to Exhibit 10.48 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Second Amendment to the 2010 Amended and Restated Servicing Agreement, effective as of December 31, 2012, incorporated by reference to Exhibit 10.29 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.30	Abington Bancorp, Inc. Amended and Restated 2005 Stock Option Plan, incorporated by reference to Exhibit 99.1 to Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, filed October 13, 2011 (File No. 333-172626).*

10.31	Abington Bancorp, Inc. 2007 Stock Option Plan, incorporated by reference to Exhibit 99.2 to Susquehanna’s Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4, filed October 13, 2011 (File No. 333-172626).*

10.32	Form of Split Dollar Insurance Agreement between Abington Bank and each of Robert W. White, Thomas J. Wasekanes, Frank Kovalcheck, Jack J. Sandoski and Eric L. Golden, incorporated by reference to Exhibit 10.51 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.*

10.33	Tower Bancorp, Inc. Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 99.1 to Tower Bancorp, Inc.’s Registration Statement on Form S-8, filed November 20, 1997 (File No. 333-40661).*

10.34	Graystone Financial Corp. 2007 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to Tower Bancorp, Inc.’s Current Report on Form 8-K, filed March 31, 2009.*

10.35	American Home Bank, National Association 2001 Stock Option Incentive Plan, incorporated by reference to Exhibit 10.37 to First Chester County Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

10.36	First Chester County Corporation Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.36 to Tower Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.*

10.37	Susquehanna Bancshares, Inc. Short-Term Incentive Plan (effective as of January 1, 2013), incorporated by reference to Exhibit 10.1 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.*

10.38	Employment Agreement, effective as of June 6, 2012, between Susquehanna and Michael W. Harrington, incorporated by reference to Exhibit 10.2 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.*

10.39	Susquehanna Bancshares, Inc. 2013 Omnibus Equity Compensation Plan, incorporated by reference to Annex A to Susquehanna’s Proxy Statement on Schedule 14-A, filed March 22, 2013.*

10.40	Form of Restricted Stock Unit Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan), incorporated by reference to Exhibit 10.2 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

10.41	Form of Performance Stock Unit Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan), incorporated by reference to Exhibit 10.3 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

10.42	Form of Nonqualified Stock Option Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan), incorporated by reference to Exhibit 10.4 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

10.43	Form of Restricted Stock Grant Agreement (Pursuant to the 2013 Omnibus Equity Compensation Plan), incorporated by reference to Exhibit 10.5 to Susquehanna’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.*

10.44	Purchase Agreement dated December 23, 2013, by and among Susquehanna Bank and buyers named therein, incorporated by reference to Exhibit 99.1 to Susquehanna’s Current Report on Form 8-K, filed December 26, 2013.**

10.45	Form of 15-Year Lease Agreement, dated as of December 23, 2013 by and between Susquehanna Landlord, LLC, as landlord, and Susquehanna Bank, as tenant, incorporated by reference to Exhibit 99.2 to Susquehanna’s Current Report on Form 8-K, filed December 26, 2013.***

10.46	Form of 26-Year Lease Agreement, dated as of December 23, 2013, by and between Susquehanna Landlord, LLC, as landlord, and Susquehanna Bank, as tenant, incorporated by reference to Exhibit 99.3 to Susquehanna’s Current Report on Form 8-K, filed December 26, 2013.***

10.47	Employment Agreement, dated as of December 23, 2013, by and between Susquehanna and Carl D. Lundblad, incorporated by reference to Exhibit 10.47 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.*

10.48	Employment Agreement, dated as of December 20, 2013, effective as of January 6, 2014, by and between Susquehanna and Kevin J. Burns, incorporated by reference to Exhibit 10.48 to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.*

(14)	Code of Ethics

	14.1	A copy of Susquehanna’s Code of Ethics is available on Susquehanna’s website at www.susquehanna.net. Click on “Investor Relations,” then “Governance Documents,” then “Code of Ethics of Susquehanna Bancshares, Inc.”

(21)	Subsidiaries of the registrant. Incorporated by reference to Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

(23)	Consent of PricewaterhouseCoopers LLP. Filed herewith.

(31)	Rule 13a-14(a)/15d-14(a) Certifications.

	31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. Filed herewith.

	31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. Filed herewith.

(32)	Section 1350 Certifications. Filed herewith.

Additional Exhibits

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.
**	In accordance with Regulation S-K Item 6.01(b)(2), Susquehanna agrees to furnish supplementally a copy of all omitted schedules to the SEC upon its request.
***	The lease agreements are identical except for property descriptions and location information. Accordingly, in accordance with Instruction 2 to Regulation S-K Item 6.01(a) Susquehanna has filed forms of the agreements.
❖	Pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. Susquehanna agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.