Form 10-Q
period 2015-03-31
SUSQUEHANNA BANCSHARES INC
filed 2015-05-07
CIK 700863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

or

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

As of April 24, 2015, there were 182,316,890 shares of the registrant’s common stock outstanding, par value $2.00 per share.

SUSQUEHANNA BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	March 31, 2015	December 31, 2014
	(in thousands, except share data)
Assets
Cash and due from banks	$446,797	$506,304
Unrestricted short-term investments	34,183	37,149

Cash and cash equivalents	480,980	543,453
Interest-bearing deposits held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	0	1,439
Restricted short-term investments	54,884	42,949
Securities available for sale	2,567,988	2,438,085
Restricted investment in bank stocks	115,370	115,570
Loans and leases, net of deferred costs and fees	13,487,951	13,455,046
Loans held by consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities	0	62,836
Less: Allowance for loan and lease losses	134,733	136,522

Net loans and leases	13,353,218	13,381,360

Premises and equipment, net	162,323	167,048
Other real estate and foreclosed assets	10,002	10,099
Accrued interest receivable	40,151	39,249
Bank-owned life insurance	447,659	446,676
Goodwill	1,275,439	1,275,439
Intangible assets with finite lives	24,240	25,575
Deferred income tax assets	7,012	7,648
Other assets	158,028	166,800

Total Assets	$18,697,294	$18,661,390

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$2,019,931	$1,964,510
Interest-bearing	11,745,374	11,757,333

Total deposits	13,765,305	13,721,843
Federal Home Loan Bank short-term borrowings	850,000	850,000
Other short-term borrowings	506,756	516,089
Federal Home Loan Bank long-term borrowings	61,674	63,449
Other long-term debt	175,214	175,217
Junior subordinated debentures	146,175	146,117
Long-term debt of consolidated variable interest entities for which creditors do not have recourse to Susquehanna’s general credit	0	30,570
Accrued interest, taxes, and expenses payable	66,791	85,075
Deferred income tax liabilities	153,556	133,932
Other liabilities	191,646	185,173

Total Liabilities	15,917,117	15,907,465

Shareholders’ equity:
Common stock, $2.00 par value, 400,000,000 shares authorized; Issued: 182,811,814 at March 31, 2015, and 182,591,930 at December 31, 2014	365,624	365,184
Treasury stock, at cost, 555,462 at March 31, 2015, and 553,295 at December 31, 2014	(5,599)	(5,571)
Additional paid-in capital	1,612,414	1,609,663
Retained earnings	838,109	825,471
Accumulated other comprehensive loss, net of taxes of $16,364 and $22,344, respectively	(30,371)	(40,822)

Total Shareholders’ Equity	2,780,177	2,753,925

Total Liabilities and Shareholders’ Equity	$18,697,294	$18,661,390

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Interest Income:
Loans and leases, including fees	$140,769	$149,538
Securities:
Taxable	9,609	9,648
Tax-exempt	3,276	3,501
Dividends	3,421	1,765
Short-term investments	24	19

Total interest income	157,099	164,471

Interest Expense:
Deposits:
Interest-bearing demand and savings	5,338	3,962
Time	10,086	9,628
Federal Home Loan Bank short-term borrowings	4,544	4,621
Other short-term borrowings	1,984	2,100
Federal Home Loan Bank long-term borrowings	202	245
Other long-term debt	3,307	3,851

Total interest expense	25,461	24,407

Net interest income	131,638	140,064
Provision for loan and lease losses	5,799	6,000

Net interest income, after provision for loan and lease losses	125,839	134,064

Noninterest Income:
Service charges on deposit accounts	8,518	9,000
Vehicle origination and servicing fees	1,449	2,968
Wealth management commissions and fees	12,800	12,719
Commissions on property and casualty insurance sales	4,698	5,666
Other commissions and fees	5,638	5,035
Income from bank-owned life insurance	1,853	1,637
Mortgage banking revenue	2,887	2,410
Capital markets revenue	2,408	1,240
Net realized loss on sales of securities	(5)	(8)
Other	2,066	1,422

Total noninterest income	42,312	42,089

Noninterest Expense:
Salaries and employee benefits	67,165	65,581
Occupancy	13,970	13,847
Furniture and equipment	3,815	3,944
Professional and technology services	7,253	6,070
Advertising and marketing	2,720	3,576
FDIC insurance	4,757	5,121
Legal fees	1,537	1,527
Amortization of intangible assets	1,979	2,539
Vehicle lease disposal	2,914	2,251
Merger related	4,432	0
Other	16,048	18,576

Total noninterest expense	126,590	123,032

Income before income taxes	41,561	53,121
Provision for income taxes	12,536	15,959

Net Income	$29,025	$37,162

Earnings per common share:
Basic	$0.16	$0.20
Diluted	$0.16	$0.20
Cash dividends per common share	$0.09	$0.08
Average common shares outstanding:
Basic	182,140	187,455
Diluted	183,053	188,378

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Net Income	$29,025	$37,162

Other comprehensive income:

Change in unrealized gain on securities available for sale	12,841	16,121
Tax effect and reclassification adjustment	(4,672)	(5,807)

	8,169	10,314

Non-credit-related unrealized loss on other-than-temporarily impaired securities	(72)	0
Tax effect	26	0

	(46)	0

Change in unrealized gain on cash flow hedges	3,662	4,100
Tax effect	(1,334)	(1,497)

	2,328	2,603

Changes in postretirement obligations	0	0
Tax effect	0	0

	0	0

Total other comprehensive income	10,451	12,917

Total comprehensive income	$39,476	$50,079

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash Flows from Operating Activities:
Net income	$29,025	$37,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	13,736	19,540
Provision for loan and lease losses	5,799	6,000
Stock compensation expense	2,009	1,569
Realized loss on available-for-sale securities, net	5	8
Deferred income tax expense (benefit)	14,279	(445)
Gain on sale of loans and leases	(3,499)	(1,933)
Loss (gain) on sale of foreclosed assets	78	(29)
Gain on sale of fixed assets	(258)	(53)
Mortgage loans originated for sale	(96,780)	(87,790)
Proceeds from sale of mortgage loans originated for sale	91,341	92,557
Increase in cash surrender value of bank-owned life insurance	(1,659)	(1,445)
(Increase) decrease in accrued interest receivable	(902)	96
Decrease in accrued interest payable	(1,660)	(1,126)
Decrease in accrued expenses and taxes payable	(16,624)	(11,620)
Other, net	17,827	14,996

Net cash provided by operating activities	52,717	67,487

Cash Flows from Investing Activities:
Net (increase) decrease in restricted short-term investments	(10,496)	578
Activity in available-for-sale securities:
Sales	0	42
Maturities, repayments, and calls	126,734	87,667
Purchases	(248,347)	0
Net decrease in restricted investment in bank stock	200	12,145
Net decrease (increase) in loans and leases originated for investment	27,091	(23,403)
Proceeds from bank-owned life insurance	676	987
Proceeds from sale of foreclosed assets	1,362	6,727
Deletions (additions) to premises and equipment, net	710	(955)

Net cash (used) provided by investing activities	(102,070)	83,788

Cash Flows from Financing Activities:
Net increase in deposits	43,462	211,355
Net (decrease) increase in other short-term borrowings	(9,333)	28,924
Net decrease in short-term FHLB borrowings	0	(300,000)
Repayment of long-term FHLB borrowings	(1,443)	(1,522)
Repayment of long-term debt	(30,573)	(4,759)
Proceeds from issuance of common stock	1,182	1,164
Purchase of treasury stock	(28)	(204)
Cash dividends paid	(16,387)	(14,996)

Net cash used in financing activities	(13,120)	(80,038)

Net change in cash and cash equivalents	(62,473)	71,237
Cash and cash equivalents at January 1	543,453	343,324

Cash and cash equivalents at March 31	$480,980	$414,561

Supplemental Disclosure of Cash Flow Information
Cash paid for interest on deposits and borrowings	$27,121	$25,532
Income tax (refunds) payments	(20,495)	2,384
Supplemental Schedule of Noncash Activities
Real estate acquired in settlement of loans	$1,887	$3,549
Capitalized servicing rights	597	615

The accompanying notes are an integral part of these consolidated financial statements.

SUSQUEHANNA BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements Of Changes In Shareholders’ Equity (Unaudited)

(In thousands, except share data)

	Shares of Common Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2014	187,676,711	$375,353	$(2,531)	$1,652,116	$744,215	$(51,566)	$2,717,587
Total comprehensive income					37,162	12,917	50,079
Issuance of common stock and share-based awards under employee benefit plans	246,051	492	(204)	2,241			2,529
Cash dividends paid on common stock ($0.08 per share)					(14,996)		(14,996)

Balance at March 31, 2014	187,922,762	$375,845	$(2,735)	$1,654,357	$766,381	$(38,649)	$2,755,199

Balance at January 1, 2015	182,591,930	$365,184	$(5,571)	$1,609,663	$825,471	$(40,822)	$2,753,925
Total comprehensive income					29,025	10,451	39,476
Issuance of common stock and share-based awards under employee benefit plans	219,884	440	(28)	2,751			3,163
Cash dividends paid on common stock ($0.09 per share)					(16,387)		(16,387)

Balance at March 31, 2015	182,811,814	$365,624	$(5,599)	$1,612,414	$838,109	$(30,371)	$2,780,177

The accompanying notes are an integral part of these consolidated financial statements.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 1. Summary of Significant Accounting Policies

The information contained in this report is unaudited.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Certain prior-year amounts have been reclassified to conform to the current period. In the opinion of management, the information reflects all normal recurring adjustments necessary for a fair statement of results for the three months ended March 31, 2015 and 2014. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The accounting policies of Susquehanna Bancshares, Inc. and Subsidiaries (“Susquehanna”), as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented on pages 73 through 80 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported and contingent amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses; the fair value of financial instruments, such as loans, investment securities, and derivatives; measurement and assessment of goodwill and intangible assets; benefit plan obligations and expenses; and, income tax assets, liabilities and expenses.

Recently Adopted Accounting Guidance

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323) – Accounting for Investments in Qualified Affordable Housing Projects. This ASU provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. ASU 2014-01 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this amendment on January 1, 2015 did not have a material impact on the financial condition or results of operations.

In January 2014, FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. ASU 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this amendment on January 1, 2015 did not have a material impact on the financial condition or results of operations.

In August 2014, FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This ASU provides guidance on classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. ASU 2014-14 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this amendment on January 1, 2015, using a prospective transition method applied to foreclosures after adoption, did not have a material impact on the financial condition or results of operations.

Recently Issued Accounting Guidance

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

In January 2015, FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this amendment is not expected to have a material impact on the financial condition or results of operations.

In February 2015, FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. This ASU amends the analysis methodology that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of this amendment is not expected to have a material impact on the financial condition or results of operations.

In April 2015, FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, in the same manner as debt discounts or premiums. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, with retrospective application of the change to all periods presented in the financial statements. The adoption of this amendment is not expected to have a material impact on the financial condition or results of operations.

2. Business Combinations

BB&T Corporation

On November 11, 2014 Susquehanna and BB&T Corporation (“BB&T”) entered into an agreement and plan of merger (the “Merger Agreement”) under which BB&T will acquire Susquehanna in a stock and cash transaction. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Susquehanna will merge with and into BB&T, with BB&T as the surviving corporation in the merger. Immediately following the Merger, Susquehanna’s wholly owned subsidiary, Susquehanna Bank, will merge with and into BB&T’s wholly owned bank subsidiary, Branch Banking and Trust Company, with Branch Banking and Trust Company as the surviving corporation in the bank merger (the “Bank Merger”). The Merger Agreement was unanimously approved by the Board of Directors of each of BB&T and Susquehanna, and by the necessary majority of Susquehanna’s shareholders.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the merger, Susquehanna shareholders will have the right to receive (i) 0.253 shares of BB&T common stock, par value $5.00 per share, and (ii) $4.05 in cash, for each share of Susquehanna common stock, par value $2.00 per share.

The completion of the Merger is subject to customary conditions, including, among others, (1) authorization for listing on the New York Stock Exchange of the shares of BB&T common stock to be issued in the merger, (2) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or the Bank Merger or making the consummation of the Merger illegal, and (3) the receipt of required regulatory approvals, including the approval of the Federal Reserve Board and the Federal Deposit Insurance Corporation. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Merger Agreement and (iii) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

A summary of merger related expenses for the three months ended March 31, 2015 included in the consolidated statements of income follows:

2015
Investment banking fees	$3,000
Legal	413
All other	1,019

$4,432

There were no merger related expenses for the three months ended March 31, 2014.

NOTE 3. Investment Securities

The amortized cost and fair values of investment securities at March 31, 2015 and December 31, 2014 were as follows:

At March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$78,640	$390	$0	$79,030
Obligations of states and political subdivisions	355,854	22,786	20	378,620
Agency residential mortgage-backed securities	2,020,128	26,214	3,390	2,042,952
Non-agency residential mortgage-backed securities	229	0	4	225
Commercial mortgage-backed securities	5,668	56	0	5,724
Other structured financial products	24,239	0	13,198	11,041
Other debt securities	24,110	994	347	24,757

	2,508,868	50,440	16,959	2,542,349
Other equity securities	24,799	1,801	961	25,639

Total available-for-sale securities	$2,533,667	$52,241	$17,920	$2,567,988

At December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Government agencies	$93,666	$141	$48	$93,759
Obligations of states and political subdivisions	366,258	22,544	292	388,510
Agency residential mortgage-backed securities	1,877,692	18,315	7,267	1,888,740
Non-agency residential mortgage-backed securities	235	0	4	231
Commercial mortgage-backed securities	5,679	76	0	5,755
Other structured financial products	24,215	0	12,486	11,729
Other debt securities	24,095	787	451	24,431

	2,391,840	41,863	20,548	2,413,155
Other equity securities	24,694	1,125	889	24,930

Total available-for-sale securities	$2,416,534	$42,988	$21,437	$2,438,085

At March 31, 2015 and December 31, 2014, investment securities with carrying values of $1,290,518 and $1,363,582, respectively, were pledged to secure public funds and for other purposes as required by law.

The amortized cost and fair value of U.S. Government agencies, obligations of states and political subdivisions, agency and non-agency residential mortgage-backed securities, commercial mortgage-backed securities, other structured financial products, other debt securities, and residential and commercial mortgage-backed securities, at March 31, 2015 and December 31, 2014, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
Within one year	$13,176	$13,302	$33,893	$34,113
After one year but within five years	143,295	147,898	118,891	121,455
After five years but within ten years	1,000,479	1,020,889	1,051,026	1,064,835
After ten years	1,351,918	1,360,260	1,188,030	1,192,752

Total	$2,508,868	$2,542,349	$2,391,840	$2,413,155

Gross realized gains and gross realized losses on investment securities transactions are summarized below. These gains and losses were recognized using the specific identification method and were included in noninterest income.

	Available-for-sale Securities
	Three Months Ended March 31,
	2015	2014
Gross gains	$26	$25
Gross losses	(31)	(33)
Other-than-temporary impairment	0	0

Net gains	$(5)	$(8)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following table presents Susquehanna’s investments’ gross unrealized losses and the corresponding fair values by investment category and length of time that the securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014.

	Less than 12 Months		12 Months or More		Total
March 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$0	$0	$0	$0	$0	$0
Obligations of states and political subdivisions	8,138	20	0	0	8,138	20
Agency residential mortgage-backed securities	189,160	425	170,712	2,965	359,872	3,390
Non-agency residential mortgage-backed securities	0	0	205	4	205	4
Other structured financial products	0	0	11,041	13,198	11,041	13,198
Other debt securities	1,690	142	5,060	205	6,750	347
Other equity securities	0	0	1,505	961	1,505	961

	$198,988	$587	$188,523	$17,333	$387,511	$17,920

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$35,041	$32	$1,984	$16	$37,025	$48
Obligations of states and political subdivisions	3,955	9	30,360	283	34,315	292
Agency residential mortgage-backed securities	344,292	1,467	253,801	5,800	598,093	7,267
Non-agency residential mortgage-backed securities	0	0	208	4	208	4
Other structured financial products	0	0	11,729	12,486	11,729	12,486
Other debt securities	1,720	109	4,914	342	6,634	451
Other equity securities	0	0	1,577	889	1,577	889

	$385,008	$1,617	$304,573	$19,820	$689,581	$21,437

Other structured financial products. Susquehanna’s structured financial product investments are comprised of four pooled trust preferred securities which have an aggregate unrealized loss of $13,198 and $13,619 at March 31, 2015 and 2014, respectively. All of these securities are below investment grade but are of a more senior tranche of the specific issue. Susquehanna has contracted with a third party financial advisory firm (“third party firm”) to assist in its valuation and other-than-temporary impairment analysis of its structured financial product investments. In addition to the valuation work performed by the third party firm, management of Susquehanna considered Section 619 of the Dodd-Frank Act (commonly referred to as the “Volcker Rule”). Specifically, Susquehanna considered the interim final rule published by federal regulatory agencies on January 14, 2014, which indicated Susquehanna’s trust preferred securities will remain permissible holdings under the Volcker Rule.

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

As of March 31, 2015	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Recorded investment	$3,000	$6,830	$7,659	$6,750
Fair value	1,121	3,745	4,259	1,916

Unrealized loss	$(1,879)	$(3,085)	$(3,400)	$(4,834)

Class	B	B	B	A2L
Class face value	$35,000	$56,182	$83,862	$45,500
Present value of expected cash flows for class noted above and all subordinated classes (1)	$175,039	$160,780	$318,431	$162,454
Lowest credit rating assigned	D	B3	B1	Ca
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	368,882	306,814	485,061	254,464
Actual defaults	29,500	55,580	29,000	73,500
Actual deferrals	20,000	67,430	45,650	80,580
Projected future defaults	44,071	41,201	41,466	34,301
Actual defaults as a % of original collateral	4.7%	11.1%	4.1%	15.1%
Actual deferrals as a % of original collateral (2)	3.2%	13.5%	6.5%	16.5%

Actual defaults and deferrals as a % of original collateral	7.9%	24.6%	10.6%	31.6%

Projected future defaults as a % of original collateral (3)	7.1%	8.2%	5.9%	7.0%
Actual institutions deferring and defaulted as a % of total institutions	11.9%	28.8%	19.0%	38.7%
Projected future defaults as a % of performing collateral plus deferrals	11.3%	11.0%	7.8%	10.2%

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

As of March 31, 2014	Pooled Trust #1	Pooled Trust #2	Pooled Trust #3	Pooled Trust #4
Recorded investment	$3,000	$7,177	$8,111	$6,750
Fair value	1,104	3,793	4,142	2,380

Unrealized loss	$(1,896)	$(3,384)	$(3,969)	$(4,370)

Class	B	B	B	A2L
Class face value	$35,000	$59,724	$89,652	$45,500
Present value of expected cash flows for class noted above and all subordinated classes (1)	$190,364	$200,462	$327,975	$160,914
Lowest credit rating assigned	D	Ca	Caa2	Ca
Original collateral	$623,984	$501,470	$700,535	$487,680
Performing collateral	393,342	318,814	476,546	255,600
Actual defaults	47,400	51,580	44,000	73,500
Actual deferrals	28,500	79,430	77,650	93,080
Projected future defaults	24,970	42,179	41,438	34,065
Actual defaults as a % of original collateral	7.6%	10.3%	6.3%	15.1%
Actual deferrals as a % of original collateral (2)	4.6%	15.8%	11.1%	19.1%

Actual defaults and deferrals as a % of original collateral	12.2%	26.1%	17.4%	34.2%

Projected future defaults as a % of original collateral (3)	4.0%	8.4%	5.9%	7.0%
Actual institutions deferring and defaulted as a % of total institutions	16.9%	31.5%	21.9%	40.6%
Projected future defaults as a % of performing collateral plus deferrals	5.9%	10.6%	7.5%	9.8%

(1)	Susquehanna determines whether it expects to recover the entire amortized cost basis by comparing the present value of the expected cash flows to be collected with the recorded investment. As of March 31, 2015 and 2014, the present value of the current estimated cash flows is equal to or greater than the recorded investment of the trust preferred securities held. Consequently, there is no credit-related other-than-temporary impairment required to be recognized.
(2)	Includes current interest deferrals for the quarter for those institutions deferring as of the date of the assessment of the other-than-temporary impairment. Current deferrals are assumed to continue for twenty quarters, the full contractually permitted deferral period, if the institutions are not projected to default prior to that time.
(3)	Includes those institutions that are performing but are not projected to continue to perform and includes those institutions that are currently deferring interest that are projected to default, based upon third-party proprietary valuation methodology used to determine future defaults. Creditworthiness of each underlying issue in the collateralized debt obligation is determined using publicly available data.

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

Loans and Leases, Net of Deferred Costs and Fees

	March 31, 2015	December 31, 2014
Commercial, financial, and agricultural	$2,438,733	$2,430,532
Real estate - construction	788,639	788,261
Real estate secured - residential	4,148,908	4,194,738
Real estate secured - commercial	3,938,798	3,991,379
Consumer	781,083	752,975
Leases	1,391,790	1,359,997

Total loans and leases	$13,487,951	$13,517,882

Originated loans and leases	$12,197,767	$12,172,914
Purchased loans and leases	1,290,184	1,344,968

Total loans and leases	$13,487,951	$13,517,882

Nonaccrual loans and leases	$89,333	$97,697
Loans and leases contractually past due 90 days and still accruing	3,506	8,487
Troubled debt restructurings	47,850	46,856
Deferred origination costs, net of fees	16,553	15,045
All overdrawn deposit accounts, reclassified as loans and evaluated for collectability	2,844	3,025

A summary of our net investment in direct lease financing is presented below.

Net Investment in Direct Financing Leases

	March 31, 2015	December 31, 2014
Minimum lease payments receivable	$669,260	$661,980
Estimated guaranteed residual value of leases	805,401	781,676
Unearned income under lease contracts	(82,871)	(83,659)

Total leases	$1,391,790	$1,359,997

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables present Susquehanna’s credit quality indicators by internally assigned grading and by payment activity at March 31, 2015 and December 31, 2014.

Credit Quality Indicators, at March 31, 2015

Commercial Credit Exposure

Credit-risk Profile by Internally Assigned Grade

	Commercial	Real Estate - Construction (1)	Real Estate - Secured - Commercial (2)	Total Commercial Credit Exposure
Originated loans and leases
Grade:
Pass (3)	$2,255,075	$596,988	$3,688,271	$6,540,334
Special mention (4)	27,161	26,465	180,297	233,923
Substandard (5)	59,352	20,763	159,556	239,671

Total	$2,341,588	$644,216	$4,028,124	$7,013,928

Purchased loans and leases
Grade:
Pass (3)	$90,317	$35,050	$644,486	$769,853
Special mention (4)	2,527	4,228	28,240	34,995
Substandard (5)	4,301	10,478	63,163	77,942

Total	$97,145	$49,756	$735,889	$882,790

Total loans and leases
Grade:
Pass (3)	$2,345,392	$632,038	$4,332,757	$7,310,187
Special mention (4)	29,688	30,693	208,537	268,918
Substandard (5)	63,653	31,241	222,719	317,613

Total	$2,438,733	$693,972	$4,764,013	$7,896,718

Other Credit Exposure

Credit-risk Profile based on Payment Activity

	Real Estate - Secured - Residential	Consumer	Leases	Total Other Credit Exposure
Originated loans and leases
Performing	$2,997,158	$776,050	$1,390,570	$5,163,778
Nonperforming (6)	18,642	199	1,220	20,061

Total	$3,015,800	$776,249	$1,391,790	$5,183,839

Purchased loans and leases
Performing	$396,057	$4,834	$0	$400,891
Nonperforming (6)	6,503	0	0	6,503

Total	$402,560	$4,834	$0	$407,394

Total loans and leases
Performing	$3,393,215	$780,884	$1,390,570	$5,564,669
Nonperforming (6)	25,145	199	1,220	26,564

Total	$3,418,360	$781,083	$1,391,790	$5,591,233

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Credit Quality Indicators, at December 31, 2014

Commercial Credit Exposure

Credit-risk Profile by Internally Assigned Grade

	Commercial	Real Estate - Construction (1)	Real Estate - Secured - Commercial (2)	Total Commercial Credit Exposure
Originated loans and leases
Grade:
Pass (3)	$2,228,587	$592,214	$3,746,121	$6,566,922
Special mention (4)	42,254	19,758	143,435	205,447
Substandard (5)	60,212	23,096	162,034	245,342

Total	$2,331,053	$635,068	$4,051,590	$7,017,711

Purchased loans and leases
Grade:
Pass (3)	$92,388	$37,055	$666,281	$795,724
Special mention (4)	2,839	4,873	30,465	38,177
Substandard (5)	4,252	11,134	70,343	85,729

Total	$99,479	$53,062	$767,089	$919,630

Total loans and leases
Grade:
Pass (3)	$2,320,975	$629,269	$4,412,402	$7,362,646
Special mention (4)	45,093	24,631	173,900	243,624
Substandard (5)	64,464	34,230	232,377	331,071

Total	$2,430,532	$688,130	$4,818,679	$7,937,341

Other Credit Exposure

Credit-risk Profile based on Payment Activity

	Real Estate - Secured - Residential	Consumer	Leases	Total Other Credit Exposure
Originated loans and leases
Performing	$3,027,003	$747,675	$1,359,343	$5,134,021
Nonperforming (6)	20,411	117	654	21,182

Total	$3,047,414	$747,792	$1,359,997	$5,155,203

Purchased loans and leases
Performing	$412,608	$5,183	$0	$417,791
Nonperforming (6)	7,547	0	0	7,547

Total	$420,155	$5,183	$0	$425,338

Total loans and leases
Performing	$3,439,611	$752,858	$1,359,343	$5,551,812
Nonperforming (6)	27,958	117	654	28,729

Total	$3,467,569	$752,975	$1,359,997	$5,580,541

(1)	Includes only construction loans granted to commercial customers. Construction loans for individuals are included in Real Estate – Secured – Residential, below.
(2)	Includes loans obtained for commercial purposes that are also secured by residential real estate.
(3)	Includes loans identified as having acceptable risk, which are loans for which the possibility of loss is considered unlikely.
(4)	Includes loans considered potentially weak; however, no loss of principal or interest is anticipated.
(5)	Includes loans that are inadequately protected by the current net-worth and paying capacity of the borrower or by the collateral pledged, if any. Loss of principal or interest is considered reasonably possible or likely.
(6)	Includes loans that are on nonaccrual status or past due ninety days or more.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables detail the age analysis of Susquehanna’s past due financing receivables as of March 31, 2015 and December 31, 2014.

Age Analysis of Past Due Financing Receivables, as of March 31, 2015

Financing Receivables that are Accruing

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables
Commercial	$2,451	$339	$0	$2,790	$2,414,194	$2,416,984
Real estate - construction	5,661	1,532	178	7,371	774,729	782,100
Real estate secured - residential	25,211	3,230	3,009	31,450	4,092,038	4,123,488
Real estate secured - commercial	1,880	649	104	2,633	3,901,744	3,904,377
Consumer	8,210	372	165	8,747	772,302	781,049
Leases	5,384	101	50	5,535	1,385,085	1,390,620

Total	$48,797	$6,223	$3,506	$58,526	$13,340,092	$13,398,618

Originated loans and leases	$46,356	$4,506	$3,039	$53,901	$12,062,922	$12,116,823
Purchased loans and leases	2,441	1,717	467	4,625	1,277,170	1,281,795

Total	$48,797	$6,223	$3,506	$58,526	$13,340,092	$13,398,618

Financing Receivables that are Nonaccruing

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Financing Receivables
Commercial	$99	$211	$15,995	$16,305	$5,444	$21,749
Real estate - construction	17	0	3,260	3,277	3,262	6,539
Real estate secured - residential	1,030	2,495	15,542	19,067	6,353	25,420
Real estate secured - commercial	1,084	89	23,789	24,962	9,459	34,421
Consumer	0	0	0	0	34	34
Leases	0	370	125	495	675	1,170

Total	$2,230	$3,165	$58,711	$64,106	$25,227	$89,333

Originated loans and leases	$1,688	$2,653	$53,518	$57,859	$23,085	$80,944
Purchased loans and leases	542	512	5,193	6,247	2,142	8,389

Total	$2,230	$3,165	$58,711	$64,106	$25,227	$89,333

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

Impaired Loans at March 31, 2015

	Unpaid Principal Balance	Recorded Investment in Impaired Loans		Related Charge-offs	Related Specific Allowance	Average Recorded Investment in Impaired Loans (2)	Interest Income Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$11,815	$10,640		$1,175		$11,632	$120
Real estate - construction	6,970	6,970		0		3,658	15
Real estate secured - residential	16,948	16,295		653		16,462	165
Real estate secured - commercial	107,598	92,992		14,606		91,599	1,115
Consumer	0	0		0		0	0

Total impaired loans without a related reserve	143,331	126,897	(1)	16,434		123,351	1,415

Impaired loans with a related reserve:
Commercial, financial, and agricultural	17,018	15,119		1,899	$7,282	17,628	63
Real estate - construction	8,094	2,998		5,096	599	3,022	39
Real estate secured - residential	23,441	21,857		1,584	1,017	21,719	243
Real estate secured - commercial	23,816	12,766		11,050	4,214	13,195	163
Consumer	972	944		28	7	959	17

Total impaired loans with a related reserve	73,341	53,684		19,657	13,119	56,523	525

Total impaired loans:
Commercial, financial, and agricultural	28,833	25,759		3,074	7,282	29,260	183
Real estate - construction	15,064	9,968		5,096	599	6,680	54
Real estate secured - residential	40,389	38,152		2,237	1,017	38,181	408
Real estate secured - commercial	131,414	105,758		25,656	4,214	104,794	1,278
Consumer	972	944		28	7	959	17

Total impaired loans	$216,672	$180,581		$36,091	$13,119	$179,874	$1,940

Impaired loans without a related reserve:
Originated loans and leases	$61,947	$46,318		$15,629		$46,054	$446
Purchased loans and leases	81,384	80,579		805		77,297	969

Total impaired loans without a related reserve	143,331	126,897		16,434		123,351	1,415

Impaired loans with a related reserve:
Originated loans and leases	68,575	49,523		19,052	$12,793	52,418	476
Purchased loans and leases	4,766	4,161		605	326	4,105	49

Total impaired loans with a related reserve	73,341	53,684		19,657	13,119	56,523	525

Total impaired loans:
Originated loans and leases	130,522	95,841		34,681	12,793	98,472	922
Purchased loans and leases (3)	86,150	84,740		1,410	326	81,402	1,018

Total impaired loans	$216,672	$180,581		$36,091	$13,119	$179,874	$1,940

(1)	$37,203 of the $126,897 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral adjusted for selling costs through direct charge-offs of $16,434.
(2)	Average recorded investment in impaired loans is calculated on a quarterly basis using daily balances.
(3)	$4,161 of the $84,740 purchased impaired loans were subsequently impaired after being acquired.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Impaired Loans at December 31, 2014

	Unpaid Principal Balance	Recorded Investment in Impaired Loans		Related Charge-offs	Related Specific Allowance	Average Recorded Investment in Impaired Loans (2)	Interest Income Recognized
Impaired loans without a related reserve:
Commercial, financial, and agricultural	$14,993	$14,939		$54		$15,292	$173
Real estate - construction	7,278	7,278		0		7,176	52
Real estate secured - residential	20,897	20,654		243		20,678	210
Real estate secured - commercial	132,135	103,897		28,238		104,348	1,484
Consumer	0	0		0		0	0

Total impaired loans without a related reserve	175,303	146,768	(1)	28,535		147,494	1,919

Impaired loans with a related reserve:
Commercial, financial, and agricultural	16,227	14,320		1,907	$8,314	15,206	279
Real estate - construction	8,127	3,042		5,085	646	3,088	41
Real estate secured - residential	24,147	22,430		1,717	888	22,644	348
Real estate secured - commercial	9,621	8,007		1,614	1,854	8,794	158
Consumer	991	991		0	8	1,023	20

Total impaired loans with a related reserve	59,113	48,790		10,323	11,710	50,755	846

Total impaired loans:
Commercial, financial, and agricultural	31,220	29,259		1,961	8,314	30,498	452
Real estate - construction	15,405	10,320		5,085	646	10,264	93
Real estate secured - residential	45,044	43,084		1,960	888	43,321	558
Real estate secured - commercial	141,756	111,904		29,852	1,854	113,142	1,642
Consumer	991	991		0	8	1,023	20

Total impaired loans	$234,416	$195,558		$38,858	$11,710	$198,248	$2,765

Impaired loans without a related reserve:
Originated loans and leases	$86,209	$59,642		$26,567		$61,090	$821
Purchased loans and leases	89,094	87,126		1,968		86,404	1,098

Total impaired loans without a related reserve	175,303	146,768		28,535		147,494	1,919

Impaired loans with a related reserve:
Originated loans and leases	52,042	42,770		9,272	$10,920	44,838	694
Purchased loans and leases	7,071	6,020		1,051	790	5,917	152

Total impaired loans with a related reserve	59,113	48,790		10,323	11,710	50,755	846

Total impaired loans:
Originated loans and leases	138,251	102,412		35,839	10,920	105,928	1,515
Purchased loans and leases (3)	96,165	93,146		3,019	790	92,320	1,250

Total impaired loans	$234,416	$195,558		$38,858	$11,710	$198,248	$2,765

(1)	$41,751 of the $146,768 total impaired loans without a related reserve represents loans that had been written down to the fair value of the underlying collateral adjusted for selling costs through direct charge-offs of $28,535.
(2)	Average recorded investment in impaired loans is calculated on a quarterly basis using daily balances.
(3)	$6,020 of the $93,146 purchased impaired loans were subsequently impaired after being acquired.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following table presents Troubled Debt Restructurings (TDRs), by class segment:

	March 31, 2015	December 31, 2014
Commercial, financial, and agricultural	$4,534	$4,816
Real estate - construction	1,221	315
Real estate secured - residential	16,036	20,534
Real estate secured - commercial	25,120	20,227
Consumer	939	964

Total performing TDRs	47,850	46,856
Nonperforming TDRs (1)	13,543	15,404

Total TDRs	$61,393	$62,260

Performing TDRs	78%	75%
Nonperforming TDRs	22%	25%

(1)	These loans are included in the 90 day past due and nonaccrual categories.

The following table provides detail of TDR balance and activity for the periods presented:

	Three months ended March 31,
	2015	2014
Performing TDRs, beginning of period	$46,856	$72,133
New restructurings as TDRs	11,988	870
Repayments and payoffs	(276)	(439)
Charge-offs after restructuring	(6)	(415)
Transfer to nonaccrual, past due 90 days or greater, non-performing TDRs	(64)	(4,440)
Transfer out of TDR status (1)	(10,460)	(28,154)
Other, net (2)	(188)	0

Performing TDRs, end of period	$47,850	$39,555

Non-performing TDRs (3), end of period	$13,543	$20,884

Performing TDRs	78%	65%
Non-performing TDRs	22%	35%

(1)	Loans that have performed in accordance with the renegotiated terms for a minimum of six consecutive months with payments, and at the time of renegotiation the loan’s interest rate represented a then current market interest rate for a loan of similar risk.
(2)	Includes $188 of loans sold in 2015.
(3)	Included in Age Analysis of Past Due Financing Receivables.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables present Susquehanna’s loan modification activities that were considered troubled debt restructurings for the three month periods ended March 31, 2015 and 2014.

	Recorded Investment
			Post-	Financial Effect of Modification
		Pre-Modification	Modification
	Number of	Recorded	Recorded	Recorded
Three months ended March 31, 2015	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Bankruptcies and maturity date extensions	1	$9	$9	$0	$0
Combination of modification types	0	0	0	0	0
Real estate - construction
Bankruptcies and maturity date extensions	0	0	0	0	0
Combination of modification types	3	909	909	0	(110)
Real estate secured - residential
Bankruptcies and maturity date extensions	19	1,784	1,784	0	0
Combination of modification types	5	619	619	0	(11)
Real estate secured - commercial
Bankruptcies and maturity date extensions	0	0	0	0	0
Combination of modification types	6	8,474	8,474	0	(1,063)
Consumer
Bankruptcies and maturity date extensions	8	87	87	0	0
Combination of modification types	1	106	106	0	0

Total	43	$11,988	$11,988	$0	$(1,184)

Originated loans and leases	39	$11,532	$11,532	$0	$(1,193)
Purchased loans and leases	4	456	456	0	9

Total	43	$11,988	$11,988	$0	$(1,184)

(1)	Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

	Number of Loans	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted during the current period
Commercial, financial, and agricultural	0	$0
Real estate - construction	0	0
Real estate secured - residential	1	54
Real estate secured - commercial	0	0
Consumer	2	3

Total	3	$57

Originated loans and leases	3	$57
Purchased loans and leases	0	0

Total	3	$57

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Recorded Investment
			Post-	Financial Effect of Modification
		Pre-Modification	Modification
	Number of	Recorded	Recorded	Recorded
Three months ended March 31, 2014	Loans	Investment	Investment	Investment(1)	Interest (2)
Troubled Debt Restructurings
Commercial, financial, and agricultural
Bankruptcies and maturity date extensions	6	$102	$102	$0	$0
Combination of modification types	0	0	0	0	0
Real estate - construction
Bankruptcies and maturity date extensions	0	0	0	0	0
Combination of modification types	0	0	0	0	0
Real estate secured - residential
Bankruptcies and maturity date extensions	6	450	450	0	0
Combination of modification types	3	307	307	0	(16)
Real estate secured - commercial
Bankruptcies and maturity date extensions	0	0	0	0	0
Combination of modification types	0	0	0	0	0
Consumer
Bankruptcies and maturity date extensions	2	11	11	0	0
Combination of modification types	0	0	0	0	0

Total	17	$870	$870	$0	$(16)

Originated loans and leases	16	$804	$804	$0	$(16)
Purchased loans and leases	1	66	66	0	0

Total	17	$870	$870	$0	$(16)

(1)	Financial effects impacting the recorded investment include principal payments, advances, charge-offs, and capitalized past-due amounts.
(2)	Represents the present value of interest rate concessions discounted at the effective rate of the original loan.

	Number of Loans	Recorded Investment
Troubled Debt Restructurings that Subsequently Defaulted during the current period
Commercial, financial, and agricultural	8	$1,029
Real estate - construction	0	0
Real estate secured - residential	6	218
Real estate secured - commercial	4	2,599
Consumer	15	123

Total	33	$3,969

Originated loans and leases	30	$1,443
Purchased loans and leases	3	2,526

Total	33	$3,969

At March 31, 2015 and December 31, 2014, Susquehanna had a recorded investment in foreclosed residential real estate property of $5.6 million and $5.5 million, respectively, classified in “Other real estate and foreclosed assets” on the consolidated balance sheets. In addition, Susquehanna had a recorded investment, at March 31, 2015 and December 31, 2014, of $9.7 million and $11.4 million, respectively, of residential real estate properties in the process of foreclosure.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The unpaid principal balance and the related carrying amount of acquired loans are as follows:

	March 31, 2015	December 31, 2014
Credit impaired purchased loans evaluated individually for incurred credit losses
Unpaid principal balance	$101,100	$112,266
Carrying amount	84,741	93,146

Other purchased loans evaluated collectively for incurred credit losses
Unpaid principal balance	1,202,097	1,248,776
Carrying amount	1,205,444	1,251,822

Total purchased loans
Unpaid principal balance	1,303,197	1,361,042
Carrying amount	1,290,185	1,344,968

The changes in the accretable discount related to the purchased credit impaired loans are as follows:

	Three Months Ended March 31,
	2015	2014
Balance - beginning of period	$39,204	$46,219
Accretion recognized during the period	(2,315)	(3,161)

Balance - end of period	$36,889	$43,058

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

An analysis of the allowance for loan and lease losses for the three months ended March 31, 2015 and 2014 are presented in the following tables:

	Three Months Ended March 31, 2015
	Commercial	Real Estate - Construction	Real Estate Secured - Residential	Real Estate Secured - Commercial	Consumer	Leases	Unallocated	Total
Allowance for credit losses:
Balance at January 1, 2015	$49,006	$10,968	$19,740	$41,769	$1,225	$12,730	$1,084	$136,522
Charge-offs	(5,332)	(268)	(3,226)	(1,498)	(643)	(1,230)	0	(12,197)
Recoveries	1,211	233	308	1,720	224	913	0	4,609
Provision	6,193	(2,288)	3,006	(2,464)	323	745	284	5,799

Balance at March 31, 2015	$51,078	$8,645	$19,828	$39,527	$1,129	$13,158	$1,368	$134,733

Balance at March 31, 2015
Individually evaluated for impairment:
Originated loans and leases	$7,117	$600	$856	$4,214	$7	$0		$12,794
Purchased loans and leases	164	0	161	0	0	0		325

Total	$7,281	$600	$1,017	$4,214	$7	$0		$13,119

Collectively evaluated for impairment:
Originated loans and leases	$43,797	$8,045	$18,811	$35,313	$1,122	$13,158	$1,368	$121,614
Purchased loans and leases	0	0	0	0	0	0	0	0

Total	$43,797	$8,045	$18,811	$35,313	$1,122	$13,158	$1,368	$121,614

Financing receivables:
Balance at March 31, 2015	$2,438,733	$788,639	$4,148,908	$3,938,798	$781,083	$1,391,790		$13,487,951

Balance at March 31, 2015
Individually evaluated for impairment:
Originated loans and leases	$21,118	$3,066	$19,523	$51,190	$944	$0		$95,841
Purchased loans and leases	4,640	6,903	18,629	54,568	0	0		84,740

Total	$25,758	$9,969	$38,152	$105,758	$944	$0		$180,581

Collectively evaluated for impairment:
Originated loans and leases	$2,301,898	$735,657	$3,610,085	$3,287,191	$775,305	$1,391,790		$12,101,926
Purchased loans and leases	111,077	43,013	500,671	545,849	4,834	0		1,205,444

Total	$2,412,975	$778,670	$4,110,756	$3,833,040	$780,139	$1,391,790		$13,307,370

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Three Months Ended March 31, 2014
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

Bank Reporting Unit

Goodwill assigned to the bank reporting unit at the annual assessment date of May 31, 2014 was $1,165,200. Fair value of the bank reporting unit was determined using a market approach, which uses prices and other relevant information reported for market transactions involving recent non-distressed sales of comparable financial institutions in the United States, with particular consideration given to transactions within Susquehanna’s market, to value the bank reporting unit. The following table shows the ratios used at May 31, 2014.

Annual
Ratio	May 31, 2014
Price to book	1.48x
Price to tangible book	1.70x
Price to earnings (1)	20.5x

(1)	Last twelve months earnings.

Fair value of the bank reporting unit exceeded carrying value by 25.4% at May 31, 2014. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is unnecessary.

Wealth Management Reporting Unit

Goodwill assigned to the wealth management reporting unit at the annual assessment date of May 31, 2014 was $82,746. Fair value of the wealth management reporting unit was determined utilizing the market approach and the income approach. The market approach measures the fair value of the reporting unit using transaction multiples reported for market transactions involving comparable wealth management business. The income approach measures the fair value of the reporting unit by converting the reporting unit’s future earnings over ten years, assuming a weighted increase in the reporting unit’s revenues and a weighted increase in the reporting unit’s expenses, to a single present (discounted) amount, based on a discount rate. The following table shows the factors used in the income approach at May 31, 2014.

Annual
Factors	May 31, 2014
Discount rate	19.5%
Weighted-average increase in revenues	4.2%
Weighted-average increase in expenses	4.7%

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Fair value of the wealth management reporting unit exceeded carrying value by 51.5% at May 31, 2014. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is unnecessary.

Property and Casualty Insurance Reporting Unit

Goodwill assigned to the property and casualty insurance reporting unit at the annual assessment date of May 31, 2014 was $17,177. Fair value of the property and casualty insurance reporting unit was determined using the market approach, which measures the fair value of the reporting unit using recent sales of comparable property and casualty insurance companies in Susquehanna’s market. Susquehanna uses two key ratios to measure the fair value of the property and casualty insurance reporting unit: average price to book and median price to earnings. The following table shows the ratios used at May 31, 2014.

Annual
Ratio	May 31, 2014
Average price to book	1.34X
Median price to earnings	21.1X

Fair value of the property and casualty insurance reporting unit exceeded carrying value by 25.6% at May 31, 2014. Since the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and the second step in the analysis is not required.

NOTE 7. Deposits

Deposits consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Noninterest-bearing:
Demand	$2,019,931	$1,964,510
Interest-bearing:
Interest-bearing demand	6,734,761	6,678,209
Savings	1,199,154	1,143,596
Time	2,160,417	2,179,647
Time of $100 or more	1,651,042	1,755,881

Total deposits	$13,765,305	$13,721,843

NOTE 8. Income Taxes

Our effective income tax rate for the three months ended March 31, 2015 and 2014 was 30.1% and 30.0%, respectively. The estimated annual effective income tax rates used in calculating the income tax expense for the reporting periods ended March 31, 2015 and 2014 were impacted by the level of permanent differences, including tax-advantaged income, and by qualified affordable housing and other tax credits, resulting in effective income tax rates below statutory rates for the interim reporting periods. The change in the estimated annual effective income tax rates used to calculate income tax expense was influenced by the amount of tax-advantaged income relative to total income for the first quarter of 2015, as compared to the amount of tax-advantaged income relative to total income for the first quarter of 2014, and by the tax rate impact of adoption of the proportional amortization method of accounting for investments in qualified affordable housing, effective January 1, 2015. In prior periods this amortization expense was classified in “Other” within Noninterest expense. Additionally, adjustments for income tax expense/(benefit) from discrete items recorded for the three months ended March 31, 2015 and 2014 impacted the effective income tax rate by 0.0% and (0.4%), respectively.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Susquehanna receives federal tax credits as a limited liability investor in limited liability entities, investing in qualified affordable housing projects. Credits are earned over a 15-year period but are claimed over an accelerated 10-year time frame, beginning in the year the project is placed in service and as units are occupied. At March 31, 2015 and December 31, 2014, these investments totaled $9.3 million and $9.5 million, respectively, and were included in “Other assets” on the consolidated balance sheets. For the quarter ended March 31, 2015, Susquehanna recognized less than $0.1 million net tax benefit in affordable housing tax credits and other tax benefits from these investments as a component of the provision for income taxes, such benefits being net of $0.3 million of expenses recognized under the proportional amortization method of accounting adopted during the quarter. The nature and amount of these credits and expenses are immaterial, and therefore the adoption of the proportional amortization method of accounting has not been retrospectively applied. For the quarter ended March 31, 2014, $0.2 million tax benefit of such credits was included in the provision for income taxes and $0.2 million of qualified affordable housing investment amortization expense was included in noninterest expenses in the consolidated statements of income. At March 31, 2015, Susquehanna has a remaining commitment of $1.9 million to invest in a qualified affordable housing project.

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 9. Accumulated Other Comprehensive Loss

The balances and changes in balances by component of accumulated other comprehensive income (loss) (AOCI”) are shown in the following tables:

	Unrealized Gains (Losses) on Investment Securities		Unrealized Gains (Losses) on Cash Flow	Post- Retirement	Accumulated Other Comprehensive
	With OTTI	All other	Hedges	Benefits	Loss
Balance, January 1, 2015	$(279)	$14,285	$(10,200)	$(44,628)	$(40,822)
AOCI before reclassifications, net of tax	(46)	8,166	(1,246)	0	6,874
Amounts reclassified from AOCI:
Interest expense	0	0	5,499	0	5,499
Net realized loss on sales and impairment of securities	0	5	0	0	5

Total before income taxes	0	5	5,499	0	5,504
Less: Income taxes	0	(2)	(1,925)	0	(1,927)

Net of income taxes	0	3	3,574	0	3,577

Net change in AOCI	(46)	8,169	2,328	0	10,451

Balance, March 31, 2015	$(325)	$22,454	$(7,872)	$(44,628)	$(30,371)

Balance, January 1, 2014	$(279)	$(7,195)	$(21,683)	$(22,409)	$(51,566)
AOCI before reclassifications, net of tax	0	10,309	(903)	0	9,406
Amounts reclassified from AOCI:
Interest expense	0	0	5,394	0	5,394
Net realized loss on sales and impairment of securities	0	8	0	0	8

Total before income taxes	0	8	5,394	0	5,402
Less: Income taxes	0	(3)	(1,888)	0	(1,891)

Net of income taxes	0	5	3,506	0	3,511

Net change in AOCI	0	10,314	2,603	0	12,917

Balance, March 31, 2014	$(279)	$3,119	$(19,080)	$(22,409)	$(38,649)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

NOTE 10. Pension and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	Pension Benefits		SERP		Other Postretirement Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$0	$0	$85	$72	$340	$317
Interest cost	1,928	1,923	127	123	232	246
Expected return on plan assets	(2,352)	(2,336)	0	0	0	0
Amortization of prior service cost	0	0	47	36	24	29
Amortization of net actuarial loss	327	120	88	28	0	0

Net periodic postretirement benefit cost	$(97)	$(293)	$347	$259	$596	$592

Employer Contributions

Susquehanna previously disclosed in its financial statements for the year ended December 31, 2014, that it expected to contribute $717 to its pension plans and $744 to its other postretirement benefit plan in 2015. As of March 31, 2015, $179 of contributions had been made to its pension plans, and $186 of contributions had been made to its other postretirement benefit plan. Susquehanna anticipates contributing an additional $538 to fund its pension plans in 2015, for a total of $717, and an additional $558 to it other postretirement benefit plan, for a total of $744.

NOTE 11. Earnings per Common Share (“EPS”)

The following tables set forth the calculation of basic and diluted EPS for the three-month periods ended March 31, 2015 and 2014.

	Three Months Ended March 31,
Basic earnings per common share	2015	2014
Net income applicable to common shareholders	$29,025	$37,162
Average common shares outstanding	182,140	187,455
Basic earnings per common share	$0.16	$0.20

	Three Months Ended March 31,
Diluted earnings per common share	2015	2014
Net income available to common shareholders	$29,025	$37,162
Average common shares outstanding	182,140	187,455
Dilutive potential common shares	913	923

Total diluted average common shares outstanding	183,053	188,378

Diluted earnings per common share	$0.16	$0.20

For the three months ended March 31, 2015 and 2014, average options to purchase 1,154 and 1,233 shares, respectively, were outstanding but were not included in the computation of diluted EPS because the options’ common stock equivalents were antidilutive.

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

Cash Flow Hedges of Interest Rate Risk

Susquehanna uses interest rate derivatives to manage its exposure to interest rate movements and add stability to interest income and expense. Susquehanna primarily uses interest rate swaps as part of its interest rate risk management strategy. For example, Susquehanna may issue variable-rate debt and then enter into a receive-variable pay-fixed-rate interest rate swap with the same payment timing and notional amount to convert the interest payments to a net fixed-rate basis for all or a portion of the term of the long-term debt. As of March 31, 2015, December 31, 2014, and March 31, 2014, Susquehanna had 12, 13, and 13 interest rate swaps, respectively, for each period, with an aggregate notional amount of $1,100,000, $1,114,571, and $1,119,613, respectively, that were designated as cash flow hedges of interest-rate risk.

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

Amounts recorded in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on Susquehanna’s variable-rate liabilities. During the next 12 months, Susquehanna estimates that $9,776 will be reclassified as an expense to net interest income.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

At March 31, 2015 and 2014, Susquehanna had 400 and 276 derivative transactions, respectively, related to these risk management activities with an aggregate notional amount of $2,010,664 and $1,783,804, respectively. For the three-month periods ended March 31, 2015 and 2014, Susquehanna recognized a net loss of $561 and $803, respectively, related to changes in fair value of the derivatives in this program.

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

At March 31, 2015 and December 31, 2014, the fair value of derivatives in a net liability position, which includes accrued interest and any credit valuation adjustments related to these agreements, was $43,087 and $37,011, respectively. At March 31, 2015 and December 31, 2014, Susquehanna had minimum collateral posting thresholds with certain of its derivative counterparties and had posted cash collateral of $54,784 and $42,849, respectively. If Susquehanna had breached any of the above provisions at March 31, 2015, it would have been required to settle its obligations under the agreements at termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparty.

Fair Value of Derivative Instruments

	Fair Values of Derivative Instruments
	March 31, 2015
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$224	Other liabilities	$9,748
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	37,016	Other liabilities	33,339

Total derivatives		$37,240		$43,087

	Fair Values of Derivative Instruments
	December 31, 2014
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$501	Other liabilities	$13,308
Derivatives not designated as hedging instruments
Interest rate contracts	Other assets	26,989	Other liabilities	23,703

Total derivatives		$27,490		$37,011

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The Effect of Derivative Instruments on Comprehensive Income

Three Months Ended March 31, 2015
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)
Interest rate contracts:	$2,328	Interest expense	$(5,499)	Other expense	$0

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$(561)
	Other expense	0

Three Months Ended March 31, 2014
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in OCI	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income	Location of Loss Recognized in Income (Ineffective Portion)	Amount of Loss Recognized in Income (Ineffective Portion)
Interest rate contracts:	$2,604	Interest expense	$(5,394)	Other expense	$0

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
Interest rate contracts:	Other income	$(803)
	Other expense	0

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following table provides information about financial instruments that are eligible for offset at March 31, 2015 and December 31, 2014.

Balance Sheet Netting Disclosure about Offsetting Assets and Liabilities

			Net Amounts
			Presented in
			the	Gross Amounts Not Offset in the
	Gross		Consolidated	Consolidated Balance Sheet
	Amounts Recognized	Gross Amounts Offset	Balance Sheet	Financial Instruments	Cash Collateral	Net Amount

March 31, 2015

Financial assets:
Derivatives	$37,240	$0	$37,240	$0	$0	$37,240

Financial liabilities:
Derivatives	$43,087	$0	$43,087	$0	$(41,835)	$1,252
Repurchase agreements	256,756	0	256,756	(256,756)	0	0

Total	$299,843	$0	$299,843	$(256,756)	$(41,835)	$1,252

December 31, 2014

Financial assets:
Derivatives	$27,490	$0	$27,490	$0	$0	$27,490

Financial liabilities:
Derivatives	$37,011	$0	$37,011	$0	$(32,990)	$4,021
Repurchase agreements	266,089	0	266,089	(266,089)	0	0

Total	$303,100	$0	$303,100	$(266,089)	$(32,990)	$4,021

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The table below presents the offsetting of derivative assets and derivative liabilities as of March 31, 2015 and December 31, 2014.

	Derivative Assets and Collateral				Derivative Liabilities and Collateral
	Held by Counterparty				Pledged by Counterparty
	Net Amounts	Gross Amounts			Net Amounts	Gross Amounts
	Presented in	Not Offset			Presented in	Not Offset
	the	in the Consolidated			the	in the Consolidated
	Consolidated	Balance Sheet			Consolidated	Balance Sheet
	Balance	Financial	Cash	Net	Balance	Financial	Cash	Net
	Sheet	Instruments	Collateral	Amount	Sheet	Instruments	Collateral	Amount
March 31, 2015

Cleared Agreements:
Clearing member A	$0	$0	$0	$0	$19,223	$0	$(19,223)	$0

	0	0	0	0	19,223	0	(19,223)	0

Bilateral Agreements:
Counterparty:
Dealer A	0	0	0	0	4,892	0	(4,892)	0
Dealer B	281	0	0	281	3,040	0	(2,520)	520
Dealer C	0	0	0	0	1,749	0	(1,749)	0
Dealer D	28	0	0	28	4,054	0	(3,980)	74
Dealer E	0	0	0	0	7,809	0	(7,809)	0
Dealer F	0	0	0	0	0	0	0	0
Dealer G	0	0	0	0	667	0	(667)	0
Dealer H	0	0	0	0	820	0	(770)	50
Dealer I	0	0	0	0	0	0	0	0
Dealer J	0	0	0	0	15	0	0	15
Dealer K	0	0	0	0	225	0	(225)	0
End User	36,931	0	0	36,931	593	0	0	593

	37,240	0	0	37,240	23,864	0	(22,612)	1,252

Total	$37,240	$0	$0	$37,240	$43,087	$0	$(41,835)	$1,252

December 31, 2014

Cleared Agreements:
Clearing member A	$0	$0	$0	$0	$12,257	$0	$(12,257)	$0

	0	0	0	0	12,257	0	(12,257)	0

Bilateral Agreements:
Counterparty:
Dealer A	158	0	0	158	3,852	0	(3,740)	112
Dealer B	645	0	0	645	2,248	0	(1,570)	678
Dealer C	21	0	0	21	1,385	0	(1,250)	135
Dealer D	966	0	0	966	1,904	0	(480)	1,424
Dealer E	0	0	0	0	10,067	0	(10,067)	0
Dealer F	0	0	0	0	1,004	0	(1,004)	0
Dealer G	0	0	0	0	1,315	0	(1,315)	0
Dealer H	0	0	0	0	727	0	(727)	0
Dealer I	0	0	0	0	603	0	(580)	23
Dealer J	0	0	0	0	14	0	0	14
Dealer K	0	0	0	0	119	0	0	119
End User	25,700	0	0	25,700	1,516	0	0	1,516

	27,490	0	0	27,490	24,754	0	(20,733)	4,021

Total	$27,490	$0	$0	$27,490	$37,011	$0	$(32,990)	$4,021

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

Loans and leases

The fair value for loans are estimated using discounted cash flow analyses, applying interest rates currently being offered for loans with similar terms that reflect the credit quality of recent loan originations and, which are indicative of orderly transactions in the current market. Internal prepayment risk models are used to adjust contractual cash flows. Loans are aggregated into pools of similar terms and product type and discounted using interest rates currently being offered for loans with similar terms that reflect the credit quality of recent loan originations. The carrying amounts of accrued interest receivable approximate fair values.

Deposits

The fair value of demand, interest-bearing demand, and savings deposits are the amounts payable on demand at the balance sheet date; recognition of the inherent funding value of these instruments is not permitted. The fair value of time deposits is based upon the discounted value of future cash flows expected to be paid at maturity, using the Federal Home Loan Bank yield curve.

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

Although Susquehanna has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives may use Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2015 and December 31, 2014, Susquehanna has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant. As a result, Susquehanna has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the financial instruments carried at fair value at March 31, 2015 and December 31, 2014, on the consolidated balance sheets and by levels within the valuation hierarchy.

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$79,030	$0	$79,030	$0
Obligations of states and political subdivisions	378,620	0	378,620	0
Agency residential mortgage-backed securities	2,042,952	0	2,042,952	0
Non-agency residential mortgage-backed securities	225	0	225	0
Commercial mortgage-backed securities	5,724	0	5,724	0
Other structured financial products	11,041	0	0	11,041
Other debt securities	24,757	0	24,757	0
Other equity securities	25,639	22,921	0	2,718
Derivatives: (1)
Designated as hedging instruments	224	0	224	0
Not designated as hedging instruments	37,016	0	37,016	0

Total	$2,605,228	$22,921	$2,568,548	$13,759

Liabilities
Derivatives: (2)
Designated as hedging instruments	$9,748	$0	$9,748	$0
Not designated as hedging instruments	33,339	0	33,339	0

Total	$43,087	$0	$43,087	$0

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
U.S. Government Agencies	$93,759	$0	$93,759	$0
Obligations of states and political subdivisions	388,510	0	388,510	0
Agency residential mortgage-backed securities	1,888,740	0	1,888,740	0
Non-agency residential mortgage-backed securities	231	0	231	0
Commercial mortgage-backed securities	5,755	0	5,755	0
Other structured financial products	11,729	0	0	11,729
Other debt securities	24,431	0	24,431	0
Other equity securities	24,930	22,144	0	2,786
Derivatives: (1)
Designated as hedging instruments	501	0	501	0
Not designated as hedging instruments	26,989	0	26,989	0

Total	$2,465,575	$22,144	$2,428,916	$14,515

Liabilities
Derivatives: (2)
Designated as hedging instruments	$13,308	$0	$13,308	$0
Not designated as hedging instruments	23,703	0	23,703	0

Total	$37,011	$0	$37,011	$0

(1)	Included in Other assets
(2)	Included in Other liabilities

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs

The following tables present roll-forwards of the balance sheet amounts for the three months ended March 31, 2015 and 2014, for financial instruments classified by Susquehanna within Level 3 of the valuation hierarchy.

	Available-for-sale Securities
		Other
		Structured
	Equity	Financial
	Securities	Products	Total
Balance at January 1, 2015	$2,786	$11,729	$14,515
Included in other comprehensive income	(68)	(688)	(756)

Balance at March 31, 2015	$2,718	$11,041	$13,759

Balance at January 1, 2014	$2,797	$11,297	$14,094
Included in other comprehensive income	19	122	141

Balance at March 31, 2014	$2,816	$11,419	$14,235

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

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

The following tables present assets measured at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014, on the consolidated balance sheets and by the valuation hierarchy.

Description	March 31, 2015	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$40,565	$0	$0	$40,565
Foreclosed assets	9,575	0	0	9,575

	$50,140	$0	$0	$50,140

Description	December 31, 2014	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$37,080	$0	$0	$37,080
Foreclosed assets	9,672	0	0	9,672

	$46,752	$0	$0	$46,752

The following table details the quantitative information about Level 3 fair value measurements:

	Fair Value at	Valuation		Range
Asset	March 31, 2015	Technique(s)	Unobservable Input	(Weighted Average)

Other structured financial products (1)	$11,041	Discounted Cash Flow	Credit default rates, call options and deferrals, waterfall structure, and covenants.	Varies by individual security, refer to Note 3

Other equity securities	2,718	Discounted Cash Flow	Cash flows from dividends and terminal value	0.2x - 1.3x (0.8x)

Impaired loans	40,565	Discounted Cash Flow	Cash flows based upon current discount rates and terminal value	0.6% - 14.3% (4.1%)

Foreclosed assets	9,575	Discounted Cash Flow	Third party appraisals less estimated selling costs	0.0% - 100.0% (33.0%)

Susquehanna Bancshares, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Amounts in thousands, except as noted and per share)

	Fair Value at	Valuation		Range
Asset	December 31, 2014	Technique(s)	Unobservable Input	(Weighted Average)

Other structured financial products (1)	$11,729	Discounted Cash Flow	Credit default rates, call options and deferrals, waterfall structure, and covenants.	Varies by individual security, refer to Note 4

Other equity securities	2,786	Discounted Cash Flow	Cash flows from dividends and terminal value	0.2x - 1.2x (0.8x)

Impaired loans	37,080	Discounted Cash Flow	Cash flows based upon current discount rates and terminal value	0.6% - 14.3% (4.3%)

Foreclosed assets	9,672	Discounted Cash Flow	Third party appraisals less estimated selling costs	0.0% - 100.0% (36.0%)

(1)	The significant unobservable inputs used in the fair value measurement of Susquehanna’s other structured financial products are conditional repayment rate, loss severity, and conditional default rate. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and directionally opposite change in the assumption used for repayment rate.

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

	March 31, 2015
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$446,797	$446,797	$446,797	$0	$0
Short-term investments	89,067	89,067	0	89,067	0
Investment securities	2,567,988	2,567,988	22,921	2,531,308	13,759
Restricted investment in bank stocks	115,370	115,370	0	115,370	0
Loans and leases	13,487,951	13,434,838	0	0	13,434,838
Derivatives	37,240	37,240	0	37,240	0
Financial liabilities:
Deposits	13,765,305	13,778,005	0	13,778,005	0
Short-term borrowings	506,756	506,756	0	506,756	0
FHLB borrowings	911,674	914,777	0	914,777	0
Long-term debt	321,389	333,017	0	333,017	0
Derivatives	43,087	43,087	0	43,087	0

	December 31, 2014
	Carrying
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$506,304	$506,304	$506,304	$0	$0
Short-term investments	81,537	81,537	0	81,537	0
Investment securities	2,438,085	2,438,085	22,144	2,401,426	14,515
Restricted investment in bank stocks	115,570	115,570	0	115,570	0
Loans and leases	13,517,882	13,440,662	0	0	13,440,662
Derivatives	27,490	27,490	0	27,490	0
Financial liabilities:
Deposits	13,721,843	13,740,530	0	13,740,530	0
Short-term borrowings	516,089	516,089	0	516,089	0
FHLB borrowings	913,449	916,616	0	916,616	0
Long-term debt	351,904	343,656	0	343,656	0
Derivatives	37,011	37,011	0	37,011	0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements.

We regularly communicate information concerning our business activities to investors, the news media, securities analysts, and others as part of our normal operations. Some of these communications, including this Quarterly Report on Form 10-Q, contain “forward-looking statements,” for which we claim the protection of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These include statements pertaining to our expectations regarding the planned merger of Susquehanna with and into BB&T Corporation (“BB&T”), with BB&T surviving the merger as the surviving corporation (the “Merger”); future business plans; regulatory capital and capital resources generally; management; general economic conditions; the impact of new regulations on our business; accounting policies and estimates; our potential exposures to various types of market risks, such as interest rate risk and credit risk; whether our allowance for loan and lease losses is appropriate to meet probable loan and lease losses; our ability to evaluate loan collateral and guarantors; our ability to achieve loan growth; our ability to maintain sufficient liquidity; our ability to manage credit quality; and our ability to achieve our 2015 operating and financial goals. Forward-looking statements are often accompanied by, and identified with, terms such as “expect,” “estimate,” “project,” “anticipate,” “should,” “intend,” “probability,” “risk,” “target,” “objective,” “will,” “would,” “should,” “could,” or “may,” and similar expressions or variations on such expressions. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties. For example, certain of the market risk disclosures are dependent on choices about essential model characteristics and assumptions and are subject to various limitations. By their nature, certain of the market-risk disclosures are only estimates and could be materially different from what actually occurs in the future. As a result, actual income gains and losses could materially differ from estimates. Other factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this document include, but are not limited to:

•	our ability to obtain regulatory approvals and meet other closing conditions to the Merger;

•	delay in closing the Merger;

•	interest rate fluctuations could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•	adverse changes in our loan and lease portfolio and the resulting credit-risk-related losses and expenses;

•	decreases in our loan and lease origination volume;

•	our ability to make accurate assumptions and judgments about the collectability of our loan and lease portfolio, including the creditworthiness of our borrowers, guarantors, and lessees, and the value of the assets securing the loans;

•	adverse changes in regional real estate values;

•	adverse international, national, and regional economic and business conditions;

•	changes in consumer confidence, spending and savings habits impacting our bank and non-bank financial products and services;

•	impairment of our goodwill or other assets;

•	our ability to recruit and retain executive officers and other key employees;

•	competition from other financial institutions in originating loans, attracting deposits, and providing various financial products and services that may affect our profitability;

•	our ability to hedge certain market risks effectively and economically;

•	our ability to effectively implement technology-driven products and services;

•	costs of compliance with and impact of laws and regulatory requirements of federal and state agencies;

•	changes in legal or regulatory requirements or the results of regulatory examinations that could adversely impact our business and financial performance and restrict growth;

•	cyber-security risks impacting us or our vendors, including “denial of service,” “hacking” and “identity theft,” that could adversely affect our business and financial performance, or our reputation;

•	operational risks, such as the risk of loss resulting from human error, inadequate or failed internal processes and systems, outsourcing arrangements, compliance and legal risk and external events;

•	the effects of and changes in trade, monetary and fiscal policies, and laws, including interest rate policies of the Federal Reserve Board;

•	the effects of and changes in the rate of FDIC premiums; and

•	our success in managing the risks involved in the foregoing.

We encourage readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of future performance. Forward-looking statements speak only as of the date they are made. We do not intend to update publicly any forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events except as required by law. A more detailed description of the factors that could cause actual results to differ materially from those estimated by the forward-looking statements contained in this filing is included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, available at www.sec.gov.

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

Critical Accounting Policies

Susquehanna’s significant accounting policies are defined in Note 1 to the Consolidated Financial Statements included in its 2014 Form 10-K, and in Note 1 to the Consolidated Financial Statements included in this report. The preparation of the Consolidated Financial Statements is in accordance with accounting principles generally accepted in the United States (“GAAP”). Management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and to disclose contingent assets and liabilities. Actual results could differ from those estimates. Management has identified accounting for: (i) the allowance for loan and lease losses; (ii) fair value measurements for valuation of financial instruments; (iii) measurement and assessment of goodwill and intangible assets; and, (iv) income taxes, as Susquehanna’s most critical accounting policies and estimates in that they are important to the portrayal of Susquehanna’s financial condition and results. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout the Consolidated Financial Statements, accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

Consolidated net income available to common shareholders for the first quarter of 2015 was $29.0 million, down 21.9% compared to $37.2 million earned during the same period in 2014. On a diluted per common share basis, earnings for the first quarter of 2015 were $0.16, down 20.0% compared to $0.20 for the same period in 2014. Susquehanna’s results of operations for the first quarter of 2015 produced an annualized return on average assets of 0.63% and an annualized return on average tangible shareholders’ equity, a non-GAAP ratio, of 8.41% compared to the prior year ratios of 0.82% and 11.08%, respectively. For additional information on non-GAAP ratios, refer to “Table 3, Reconciliation of Non-GAAP Measures”.

The following tables present a summary of our results of operations and key financial measures for the periods ended March 31, 2015 and 2014.

Table 1

Summary of First Quarter 2015 Compared to First Quarter 2014

	Three Months Ended
	March 31,
	2015	2014	% Change
	(Dollars in thousands)
Net income	$29,025	$37,162	-21.90%
Net interest income	131,638	140,064	-6.02
Provision for loan and lease losses	5,799	6,000	-3.35
Noninterest income	42,312	42,089	0.53
Noninterest expense	126,590	123,032	2.89

Table 2

Key Susquehanna Financial Measures

	Three Months Ended
	March 31,
	2015	2014
Diluted Earnings per Common Share	$0.16	$0.20
Return on Average Assets	0.63%	0.82%
Return on Average Shareholders’ Equity	4.26%	5.53%
Return on Average Tangible Shareholders’ Equity (1)	8.41%	11.08%
Efficiency Ratio (1)	68.81%	66.18%
Net Interest Margin	3.40%	3.61%

(1)	For information regarding Supplemental Reporting of Non-GAAP-based Financial Measurements, refer to Table 3 - Reconciliation of Non-GAAP Measures.

Table 3

Reconciliation of Non-GAAP Measures

(In thousands, except per share)

	Three Months Ended March 31,
	2015	2014
Tangible Book Value per Common Share
End of period balance sheet data
Shareholders’ equity	$2,780,177	$2,755,199
Goodwill and other intangible assets	(1,299,679)	(1,305,742)

Tangible common equity (numerator)	$1,480,498	$1,449,457

Common shares outstanding (denominator)	182,256	187,590

Tangible book value per common share	$8.12	$7.73

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

	Three Months Ended
	March 31,
	2015	2014
Return on Average Tangible Shareholders; Equity
Return on average shareholders’ equity (GAAP basis)	4.26%	5.53%
Effect of excluding average intangible assets and related amortization	4.15%	5.55%

Return on average tangible shareholders’ equity	8.41%	11.08%

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

Efficiency Ratio
Other expense	$126,590	$123,032
Less: Merger related expenses	(4,432)	0

Noninterest operating expense (numerator)	$122,158	$123,032

Taxable-equivalent net interest income	$135,213	$143,813
Other income	42,312	42,089

Denominator	$177,525	$185,902

Efficiency Ratio	68.81%	66.18%

The efficiency ratio is a non-GAAP based financial measure. Management excludes merger-related expenses and certain other selected items when calculating this ratio, which is used to measure the relationship of operating expenses to revenues.

Net Interest Margin (excluding purchase accounting)
Reported net interest margin (GAAP basis)	3.40%	3.61%
Adjustments for purchase accounting:
Loans and leases	(0.07)%	(0.17)%
Deposits	(0.01)%	(0.03)%
Borrowings	(0.01)%	(0.01)%

Net Interest Margin (excluding purchase accounting)	3.31%	3.40%

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

Table 4

Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential - Tax Equivalent Basis

	For the Three Month Period Ended March 31, 2015			For the Three Month Period Ended March 31, 2014
	Average Balance	Interest	Rate (%)	Average Balance	Interest	Rate (%)
	(Dollars in thousands)
Assets
Short-term investments	$90,732	$24	0.11	$81,747	$19	0.09
Investment securities:
Taxable	2,198,207	13,031	2.40	2,117,969	11,413	2.19
Tax-advantaged	360,766	5,040	5.67	387,968	5,388	5.63

Total investment securities	2,558,973	18,071	2.86	2,505,937	16,801	2.72

Loans and leases, (net):
Taxable	13,023,814	137,407	4.28	13,136,268	146,080	4.51
Tax-advantaged	444,532	5,171	4.72	438,258	5,320	4.92

Total loans and leases	13,468,346	142,578	4.29	13,574,526	151,400	4.52

Total interest-earning assets	16,118,051	160,673	4.04	16,162,210	168,220	4.22

Allowance for loan and lease losses	(137,475)			(157,444)
Other noninterest-earning assets	2,637,691			2,407,107

Total assets	$18,618,267			$18,411,873

Liabilities
Deposits:
Interest-bearing demand
Interest-bearing demand	$6,749,615	5,054	0.30	$6,032,537	3,674	0.25
Savings	1,172,519	285	0.10	1,099,944	287	0.11
Time	3,768,581	10,085	1.09	3,910,698	9,630	1.00
Short-term borrowings	525,107	1,983	1.53	671,653	2,101	1.27
FHLB borrowings	912,395	4,746	2.11	1,387,124	4,866	1.42
Long-term debt	348,418	3,307	3.85	451,267	3,849	3.46

Total interest-bearing liabilities	13,476,635	25,460	0.77	13,553,223	24,407	0.73

Demand deposits	1,971,642			1,830,861
Other liabilities	408,813			301,324

Total liabilities	15,857,090			15,685,408
Equity	2,761,177			2,726,465

Total liabilities & shareholders’ equity	$18,618,267			$18,411,873

Net interest income / yield on average earning assets		135,213	3.40		143,813	3.61
Taxable equivalent adjustment		(3,575)			(3,749)

Net interest income - as reported		$131,638			$140,064

Table 5

Changes in Net Interest Income - Tax Equivalent Basis

	Three months ended March 31, 2015 versus March 31, 2014 Increase (Decrease) Due to Change in (1)
	Average Volume	Average Rate	Total
	(Dollars in thousands)
Interest Income
Other short-term investments	$2	$3	$5
Investment securities:
Taxable	444	1,174	1,618
Tax-advantaged	(380)	32	(348)

Total investment securities	64	1,206	1,270
Loans (net of unearned income):
Taxable	(1,242)	(7,431)	(8,673)
Tax-advantaged	75	(224)	(149)

Total loans	(1,167)	(7,655)	(8,822)

Total interest-earning assets	(1,101)	(6,446)	(7,547)

Interest Expense
Deposits:
Interest-bearing demand	471	909	1,380
Savings	19	(21)	(2)
Time	(359)	814	455
Short-term borrowings	(507)	389	(118)
FHLB borrowings	(1,998)	1,878	(120)
Long-term debt	(943)	401	(542)

Total interest-bearing liabilities	(3,317)	4,370	1,053

Net Interest Income	$2,216	$(10,816)	$(8,600)

(1)	Changes that are due in part to volume and in part to rate are allocated in proportion to their relationship to the amounts of changes directly to volume and rate.

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

Net interest income on a fully taxable-equivalent basis totaled $135.2 million for the first quarter of 2015 compared to $143.8 million for the same period in 2014. The decrease of $8.6 million in our taxable equivalent net interest income results from both lower volume and yield on interest-earning assets.

The net interest margin for the first quarter of 2015 was 3.40%, a 21 basis point decline from 3.61% for the same period in 2014. The decline in the net interest margin results primarily from the runoff of higher yielding earning assets, the decline in the impact of purchase accounting, existing loans repricing at lower rates, the sale of automobile loans in the third quarter of 2014, and lower spreads to base indices on our variable rate loans. The net interest margin is positively affected by the recognition of purchase accounting benefit from the loan portfolio. The purchase accounting benefit recorded in the first quarter of 2015 was 9 basis points, a decrease of 12 basis points from the 21 basis points recorded during the same period in 2014. Net interest margin, excluding purchase accounting, declined 9 basis points from 3.40% in the first quarter of 2014 to 3.31% for the same period in 2015. For additional information related to our net interest margin, excluding purchase accounting, refer to “Table 3, Reconciliation of Non-GAAP Measures”.

We expect the purchase accounting benefit from the loan portfolio to continue into the future, but would note that the timing of this benefit is not certain. While the purchase accounting marks on the purchased credit impaired loans (“PCI loans”) are accreted at a pool level, the non-PCI fair value marks are accreted at the individual loan level. While the credit mark on the non-PCI loans was always established at a discount, the interest mark on the non-PCI loans were individually established at either premiums or discounts depending upon the terms of the loan compared to market at acquisition date. Accordingly, when non-PCI loans prepay or refinance any remaining purchase accounting mark is accreted into interest income, the impact of which would vary depending upon whether the remaining marks were premiums or discounts. Accordingly, the impact upon the net interest margin is difficult to predict.

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

Net charge-offs for the first quarter of 2015 decreased to $7.6 million, or 0.23% of average loans and leases, when compared to net charge-offs for the first quarter of 2014 of $9.5 million, or 0.28% of average loans and leases. Nonaccrual loans decreased during this period, from $108.4 million at March 31, 2014 to $89.3 million at March 31, 2015. Non-performing assets comprised of nonaccrual loans plus foreclosed real estate, declined from $120.4 million, or 0.89% of total loans and leases at March 31, 2014, to $98.9 million, or 0.73% of total loans and leases at March 31, 2015. “Table 6 – Provision and Allowance for Loan and Lease Losses” provides detail of charge-offs and recoveries by loan category.

The allowance for loan and lease losses was 1.00% of period-end loans and leases, or $134.7 million, at March 31, 2015; 1.01% of period-end loans and leases, or $136.5 million, at December 31, 2014; and 1.14% of period-end loans and leases, or $154.2 million, at March 31, 2014.

Significant drivers of the allowance for loan and lease losses include charge-off history, with the most recent periods receiving more significant weighting, loan portfolio composition, the ratio of originated loans to total loans, loan growth, and internal risk weightings. Charge-offs in the quarter ended March 31, 2015 were lower than in prior quarters in 2014, and our charge-offs have generally declined during recent quarters compared with prior years, which has resulted in the need for a lower allowance for loan loss. Also contributing to the need for a lower allowance for loan loss in the first quarter of 2015 was the change in loan portfolio composition during 2014 with the majority of loan growth in categories with historically lower loss factors. The provision for loan and lease losses in the quarter ended March 31, 2015 decreased compared with the prior year quarter and reflected the lower charge-off activity, and the improving trend in non-performing assets, relative to recent quarters.

Determining the level of the allowance for probable loan and lease losses at any given point in time is difficult, particularly during uncertain economic periods. We must make estimates using assumptions and information that is often subjective and changing. The review of the loan and lease portfolios is a continuing process in light of a changing economy and the dynamics of the banking and regulatory environment. In our opinion, the allowance for loan and lease losses is appropriate to meet probable incurred loan and lease losses at March 31, 2015. There can be no assurance, however, that we will not sustain loan and lease losses in future periods greater than the size of the allowance at March 31, 2015.

Table 6

Provision and Allowance for Loan and Lease Losses

	Three Months Ended March 31
	2015	2014
	(Dollars in thousands)
Balance - beginning of period	$136,522	$157,608
Additions	5,799	6,000
Charge-offs:
Commercial, financial, and agricultural	(5,332)	(4,514)
Real estate - construction	(268)	(291)
Real estate secured - residential	(3,226)	(3,830)
Real estate secured - commercial	(1,498)	(2,607)
Consumer	(643)	(1,238)
Leases	(1,230)	(920)

Total charge-offs	(12,197)	(13,400)

Recoveries:
Commercial, financial, and agricultural	1,211	1,332
Real estate - construction	233	382
Real estate secured - residential	308	1,034
Real estate secured - commercial	1,720	473
Consumer	224	383
Leases	913	338

Total recoveries	4,609	3,942

Net charge-offs	(7,588)	(9,458)

Balance - end of period	$134,733	$154,150

Average loans and leases outstanding	$13,468,346	$13,574,526
Period-end loans and leases	13,487,951	13,575,295
Net charge-offs as a percentage of average loans and leases (annualized)	0.23%	0.28%
Allowance as a percentage of period-end loans and leases	1.00%	1.14%

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

Table 7

Noninterest Income

			% Change
	Three Months		2015
	Ended March 31,		vs.
	2015	2014	2014
	(Dollars in thousands)
Service charges on deposit accounts	$8,518	$9,000	(5.4)%
Vehicle origination and servicing fees	1,449	2,968	(51.2)
Wealth management commissions and fees	12,800	12,719	0.6
Commissions on property and casualty insurance sales	4,698	5,666	(17.1)
Other commissions and fees	5,638	5,035	12.0
Income from bank-owned life insurance	1,853	1,637	13.2
Mortgage banking revenue	2,887	2,410	19.8
Capital markets revenue	2,408	1,240	94.2
Net realized gain (loss) on sales of securities	(5)	(8)	(37.5)
Other	2,066	1,422	45.3

Total noninterest income	$42,312	$42,089	0.5

First Quarter 2015 Compared to First Quarter 2014

Noninterest income totaled $42.3 million for the three month period ended March 31, 2015 compared to $42.1 million for the same period in 2014. Noninterest income as a percentage of total revenue (net interest income plus noninterest income) was 24% in 2015 compared to 23% in 2014.

Vehicle origination and servicing fees, which relate to vehicle leasing origination fees and loan and lease portfolio servicing fees for third parties, totaled $1.4 million, a decrease of $1.6 million, or 51.2% compared to 2014. The decrease is primarily due to a 22% decline in vehicle leasing originations at our Hann subsidiary, and a change during the second half of 2014 to classify a portion of the fee income which is better included in interest income.

Commissions on property and casualty insurance sales declined $1.0 million, or 17.1%, from $5.7 million in 2014. The main contributor to the decline was a $0.7 million decrease in insurance carrier incentives paid in 2015 compared to 2014.

Other commissions and fees totaled $5.6 million, an increase of $0.6 million, or 12.0%, compared to $5.0 million in 2014. The increase is primarily due to increased commissions and fees associated with debit/credit card activity resulting from an increase in debit/credit card usage, and letters of credit, partially offset by a decline in title insurance fees due to lower mortgage settlements.

Capital markets revenue totaled $2.4 million, an increase of $1.2 million, or 94.2%, compared to 2014. Commercial lending originations during the quarter generated interest rate swap contracts with a notional value of $93.1 million compared to $46.5 million for the same period in 2014.

Other income increased $0.7 million, or 45.3%, to $2.1 million in 2015, compared to $1.4 million in 2014. The primary contributor was a $0.7 million gain on the sale of small business loans.

The remaining noninterest income items increased $0.3 million, or 1.1%, compared to 2014. Refer to “Table 7 – Noninterest Income” for detail of fluctuations in other categories of noninterest income.

Noninterest Expense

The following table presents a breakdown of Susquehanna’s noninterest expense.

Table 8

Noninterest Expense

			% Change
			2015
	Three Months Ended March 31,		vs.
	2015	2014	2014
	(Dollars in thousands)
Salaries and employee benefits	$67,165	$65,581	2.4%
Occupancy	13,970	13,847	0.9
Furniture and equipment	3,815	3,944	(3.3)
Professional and technology services	7,253	6,070	19.5
Advertising and marketing	2,720	3,576	(23.9)
FDIC insurance	4,757	5,121	(7.1)
Legal fees	1,537	1,527	0.7
Amortization of intangible assets	1,979	2,539	(22.1)
Vehicle lease disposal	2,914	2,251	29.5
Other	16,048	18,576	(13.6)

	122,158	123,032	(0.7)
Merger related	4,432	0	nm (1)

Total noninterest expense	$126,590	$123,032	2.9

(1)	Not meaningful.

First Quarter 2015 Compared to First Quarter 2014

Noninterest expense totaled $126.6 million for the three month period ended March 31, 2015 compared to $123.0 million for the same period in 2014, a 2.9% increase. Excluding merger related expenses, noninterest expense decreased $0.9 million, or 0.7%, period over period.

Salaries and benefits includes salaries, wages, commissions, stock-based compensation, incentives, pension, and other employee benefit costs. Total salaries and benefits expenses increased $1.6 million, or 2.4%, in 2015 compared to 2014. This increase is due to normal annual salary increases and short-term incentive bonuses.

Professional and technology expenses increased 19.5%, or $1.2 million, to $7.3 million in 2015 compared to $6.1 million in 2014. The primary driver was increased consulting fees related to stress testing, and the implementation of the Basel III capital ratio methodology.

Other expense decreased $2.5 million, or 13.6%, for the first quarter of 2014. Declines in supplies and forms ($0.8), Pennsylvania shares tax ($0.7), various operational losses ($0.5), insurances ($0.3), and OREO and foreclosure expenses ($0.2), were the main components of the period over period decrease.

The remaining noninterest expense items, excluding merger related expenses, decreased $1.1 million, or 3.4% compared to 2014. Refer to “Table 8 – Noninterest Expenses” for detail of fluctuations in other categories of noninterest expenses.

Income Taxes

For information about our income taxes, refer to “Note 8. Income Taxes” to the financial statements appearing in Part I, Item 1, of this report.

Financial Condition

Table 9

Summary of March 31, 2015 Compared to December 31, 2014

	March 31, 2015	December 31, 2014	% Change
	(Dollars in thousands, except per share)
Total assets	$18,697,294	$18,661,390	0.2%
Investment securities available for sale	2,683,358	2,553,655	5.1
Loans and leases	13,487,951	13,517,882	(0.2)
Deposits	13,765,305	13,721,843	0.3
Shareholders’ equity	2,780,177	2,753,925	1.0
Book value per common share	15.25	15.13	0.8
Tangible book value per common share	8.12	7.98	1.8

Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

At March 31, 2015, we had made no elections to use fair value as an alternative measurement for selected financial assets and financial liabilities not previously carried at fair value. In addition, non-financial assets and non-financial liabilities have not been measured at fair value because we have made the determination that the impact on our financial statements would be minimal. For additional information about our financial assets and financial liabilities carried at fair value, refer to “Note 14. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

Securities Available for Sale

Securities available for sale increased 5.1%, or $129.7 million from December 31, 2014, as interest rates offered have risen above Susquehanna’s acceptable threshold for investment. For additional information about our investment securities portfolio, refer to “Note 3. Investment Securities” and “Note 14. Fair Value Disclosures” to the financial statements appearing in Part I, Item 1, of this report.

Loans and Leases

Loans and leases totaled $13.5 billion at both March 31, 2015 and December 31, 2014. For additional information about our loan portfolio, refer to “Note 4. Loans and Leases” to the financial statements appearing in Part I, Item 1, of this report.

Risk Assets

Table 10

Risk Assets

	March 31, 2015	December 31, 2014	% Change
	(Dollars in thousands)
Nonperforming assets:
Nonaccrual loans and leases:
Commercial, financial, and agricultural	$21,749	$23,393	(7.0)%
Real estate - construction	6,539	6,832	(4.3)
Real estate secured - residential	25,420	21,858	16.3
Real estate secured - commercial	34,421	44,980	(23.5)
Consumer	34	37	(8.1)
Leases	1,170	597	96.0

Total nonaccrual loans and leases	89,333	97,697	(8.6)
Foreclosed real estate	9,575	9,672	(1.0)

Total nonperforming assets	$98,908	$107,369	(7.9)

Total nonperforming assets as a percentage of period-end loans and leases and foreclosed real estate	0.73%	0.79%	(7.6)
Allowance for loan and lease losses as a percentage of nonaccrual loans and leases	151%	140%	7.9

Loans contractually past due 90 days and still accruing	$3,506	$8,488	(58.7)
Performing troubled debt restructurings	47,850	46,856	2.1

Nonperforming assets decreased from $107.4 million at December 31, 2014, to $98.9 million at March 31, 2015. Consequently, total nonperforming assets as a percentage of period-end loans and leases plus foreclosed real estate decreased from 0.79% at December 31, 2014 to 0.73% at March 31, 2015. Troubled debt restructurings increased slightly from $46.9 million at December 31, 2014 to $47.9 million at March 31, 2015.

Of the $180.6 million of impaired loans (nonaccrual, non-consumer loan relationships greater than $1.0 million plus accruing restructured loans) at March 31, 2015, $126.9 million, or 70.3%, had no related reserve (refer to “Note 4. Loans and Leases – Impaired Loans” to the financial statements appearing in Part I, Item 1, of this report). The determination that no related reserve for collateral-dependent loans was required was based on the net realizable value of the underlying collateral less costs to sell.

At March 31, 2015, real estate – construction loans comprised only 5.8% of our total loan and lease portfolio, and accounted for 7.3% of nonaccrual loans and leases and 6.4% of our allowance for loan and lease losses. As a result, we consider real estate - construction loans to be higher-risk loans. Additional information about our real estate – construction loan portfolio is presented in Tables 11, 12, and 13. Categories within these tables are defined as follows:

•	Construction loans – loans used to fund vertical construction for residential and non-residential structures;

•	Land development loans – loans secured by land for which the approvals for site improvements have been obtained, the site improvements are in progress, or the site improvements have been completed; and

•	Raw land – loans secured by land for which there are neither approvals nor site improvements.

Table 11

Construction, Land Development, and Other Land Loans - Portfolio Status

Category	Balance at March 31, 2015	% of Total Construction	Past Due 30-89 Days	Past Due 90 Days and Still Accruing	Non Accrual	Other Internally Monitored (1)	Net Charge- Offs (2)	Reserve (3)
	(Dollars in thousands)
1-4 Family:
Construction	$183,715	23.3%	3.2%	0.1%	0.6%	8.4%	(0.1)%	1.1%
Land development	80,550	10.2	1.5	0.0	1.1	0.7	0.7	1.1
Raw land	1,995	0.2	9.4	0.0	0.0	0.0	(31.5)	1.0

	266,260	33.7	2.7	0.1	0.7	6.0	0.0	1.1

All Other:
Construction:
Investor	358,145	45.4	0.0	0.0	1.0	1.3	0.1	1.1
Owner-occupied	47,999	6.1	0.0	0.0	0.0	0.0	0.0	1.1
Land development:
Investor	92,236	11.7	0.0	0.0	0.0	21.1	0.0	1.2
Owner-occupied	3,318	0.4	0.0	0.0	0.0	9.9	0.0	1.0
Raw land:
Investor	19,448	2.5	0.0	0.0	1.4	9.6	(1.5)	1.5
Owner-occupied	1,233	0.2	0.0	0.0	60.0	28.0	0.0	0.6

	522,379	66.3	0.0	0.0	0.9	5.1	0.0	1.1

Total	$788,639	100.0	0.9	0.0	0.8	5.4	0.0	1.1

(1)	Represents loans with initial signs of some financial weakness and potential problem loans that are on our internally monitored loan list, excluding nonaccrual and past-due loans reflected in the prior three columns.
(2)	Represents the amount of net charge-offs in each category for the last twelve months divided by the category loan balance at March 31, 2015 plus the net charge-offs.
(3)	Represents the amount of the allowance for loan and lease losses allocated to this category divided by the category loan balance at March 31, 2015.

Table 12

Construction, Land Development, and Other Land Loans - Collateral Locations

	Balance at March 31, 2015	Geographical Location by %
Category		Maryland	New Jersey	Pennsylvania	Other
	(Dollars in thousands)
1-4 Family:
Construction	$183,715	48.2%	6.4%	39.9%	5.5%
Land development	80,550	44.5	7.7	33.2	14.6
Raw land	1,995	0.0	86.3	13.7	0.0

	266,260	46.7	7.4	37.7	8.2

All Other:
Construction:
Investor	358,145	46.8	9.2	32.3	11.7
Owner-occupied	47,999	5.0	26.7	67.0	1.3
Land development:
Investor	92,236	53.6	4.9	31.7	9.8
Owner-occupied	3,318	66.5	0.0	33.5	0.0
Raw land:
Investor	19,448	24.3	1.9	64.1	9.7
Owner-occupied	1,233	96.4	0.0	3.6	0.0

	522,379	43.6	9.7	36.5	10.2

Total	$788,639	44.7	8.9	36.9	9.5

Table 13

Construction, Land Development, and Other Land Loans - Portfolio Characteristics

Category	Balance at March 31, 2015	Global Debt Coverage Ratio Less than 1.1 Times (1)	Average Loan to Value (current)
	(Dollars in thousands)
1-4 Family:
Construction	$183,715	9.3%	96.1%
Land development	80,550	0.4	84.6
Raw land	1,995	0.0	67.0

	266,260	5.6	94.9

All Other:
Construction:
Investor	358,145	25.8	79.0
Owner-occupied	47,999	0.0	46.7
Land development:
Investor	92,236	6.6	70.6
Owner-occupied	3,318	9.9	47.4
Raw land:
Investor	19,448	19.1	66.1
Owner-occupied	1,233	91.6	69.2

	522,379	19.4	70.5

	$788,639	14.0	81.6

(1)	Global debt coverage ratio is calculated by analyzing the combined cash flows of the borrower, its related entities, and the guarantors (if any). The final global cash flow is divided by the global debt service for the same entities to determine the coverage ratio.

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

We continue to aggressively review our portfolio, contact customers to evaluate their financial situation and where necessary, work with them to find proactive solutions to help limit the number of loans that become delinquent or go into default. We believe that the remainder of 2015 will be challenging, with the volatility of key commodity prices continuing to impact the commercial and industrial, commercial real estate, and consumer credit segments. However, we also believe that we have the proper monitoring systems in place to recognize issues in an appropriate time frame and to minimize the effect on our financial results.

Goodwill

For information about goodwill, refer to “Note 6. Goodwill” to the financial statements appearing in Part I, Item 1, of this report.

Deposits

Total deposits increased 0.3%, or $43.5 million, from December 31, 2014 to March 31, 2015. Within this category, core deposits such as demand, interest-bearing demand, and savings increased 1.7%.

Time deposits less than $0.1 million decreased 0.9%, or $19.2 million, from December 31, 2014 to March 31, 2015. Time deposits greater than $0.1 million decreased 6.0%, or $104.8 million, from December 31, 2014 to March 31, 2015. For additional information about deposits, refer to “Note 7. Deposits” to the financial statements appearing in Part I, Item I, of this report.

Borrowings

Total short-term borrowings and long-term debt decreased $41.6 million, or 2.3%, from December 31, 2014 to March 31, 2015 The decline is primarily due to the payoff of long-term debt of variable interest entities totaling $30.6 million.

Shareholders’ Equity

Total shareholders’ equity increased $26.3 million, or 1.0%, during the first three months of 2015. The primary components of the change were net income of $29.0 million, and a $10.5 million positive adjustment to accumulated other comprehensive loss resulting from increased fair values of available for sale securities, which were partially offset by dividends paid to shareholders of $16.4 million, or $.09 per share.

Capital Adequacy

On January 1, 2015, new capital rules, approved by the Federal Reserve Board and other federal banking agencies, became effective for Susquehanna Bancshares, Inc. and its subsidiary Susquehanna Bank. For a full explanation of these rules, refer to “New Capital Rules Applicable in 2015” and “Prompt Corrective Action” on pages 12 through 14 of Susquehanna’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Under the new capital rules, Susquehanna, as a non-advanced approaches banking organization, had the option to exclude the effects of certain AOCI items from the equity calculation. Susquehanna did exercise the one-time irrevocable option to exclude these certain components of AOCI from the equity calculation.

We actively review our capital strategies in light of current and anticipated business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, earnings stability, competitive forces, economic conditions, and strength of management. At March 31, 2015, the capital ratios of Susquehanna exceed the “well capitalized” thresholds under the current capital requirements as shown below.

Table 14

Susquehanna Capital Ratios

	At March 31, 2015	Well-capitalized Threshold
Common Equity Tier I	10.8%	6.5%
Tier 1 Capital	11.8%	8.0%
Total Risk-based Capital	12.9%	10.0%
Tier 1 Leverage	9.8%	5.0%

Recently Adopted or Issued Accounting Guidance

For information about the impact that recently adopted or issued accounting guidance will have on our financial statements, refer to “Note 1. Accounting Policies” to the financial statements appearing in Part I, Item 1, of this report.

Risk Management

As a financial services company we assume or incur risk in conjunction with the execution of our day-to-day business activities. The most significant risks we face fall into six main categories: credit risk, market risk, operational risk, legal and regulatory compliance risk, reputation risk, and strategic risk. While we recognize that legal and regulatory compliance risk is typically a component of operational risk, we believe the significance of this sub-category and impact on our operations warrants its own assessment and reporting category. Our risk management activities are centered on the proper identification, measurement, monitoring, aggregation, reporting, and management of these material risks.

Our Board of Directors (“Board”) is ultimately accountable for the oversight of how management assumes and manages risk in pursuit of preserving shareholder value and driving financial returns. The Board approves Susquehanna’s risk appetite, assesses the effectiveness of the enterprise risk management framework and governance processes, and oversees management’s handling of issues related to risk mitigation.

To this end, the Board has established a Risk Committee (“Board Risk Committee”) whose primary purpose is to exercise oversight of management’s identification of material risks facing the Company and the management and mitigation of these material risks by the management team. The Risk Management Committee of the Board is responsible for the oversight over the enterprise risk management program. Management committees have also been established to support the Board Risk Committee. Management committees include, but are not limited to, the Risk Management Committee, Compliance Committee, CRA and Fair Lending Advisory Committee, and the Enterprise Stress Testing Committee.

Our risk management governance approach is designed to ensure clear lines of risk management accountability and a structured escalation process for key risk information. We adhere to a concept of the “three lines of defense” whereby the lines of business represent the first line of defense owning risks impacting their businesses as well as the control activities to successfully manage those risks. Risk management personnel, including corporate credit risk management personnel, comprise the second line of defense providing independent and centralized oversight over all risk categories by aggregating, analyzing and reporting upon risk information. Internal Audit represents the third line of defense providing an independent assessment and testing of the effectiveness of policies, practices, and controls within the first and second lines of defense.

We have established specific qualitative and quantitative risk principles within our risk appetite framework as well as risk ranges and limits to facilitate the monitoring of risk across our primary risk categories as such risks are incurred by the lines of business during the ordinary course of conducting their business.

The Board Risk Committee formally convenes no less than quarterly to discuss with management the status of our current and prospective risk profile as measured by key risk indicators within each of our defined risk categories (credit, market, operational, legal and regulatory compliance, reputation, strategic). Matters of material risk identified by the first, second, or third line of defense shall be escalated to the Board Risk Committee more frequently as warranted.

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

Liquidity Risk

Company Liquidity

Our primary sources of liquidity at the parent holding company level are dividends from Susquehanna Bank, dividends from non-bank subsidiaries, investment income, proceeds from the sale of investments, and net proceeds from borrowings and capital offerings. During the three month periods ended March 31, 2015 and 2014, our primary uses of liquidity at the parent holding company level were the payment of interest to holders of notes and capital securities, the payment of dividends to common shareholders, and operating expenses of the parent holding company. At March 31, 2015, $15.2 million was available for dividend distribution to the parent holding company from its banking subsidiary. Additional liquidity is available to us through equity or debt offerings. The ability to execute these transactions could be affected by adverse credit ratings or market conditions.

Management is not aware of any events that are reasonably likely to have a material adverse effect on the parent holding company’s liquidity.

Bank Liquidity

Management believes the sources of liquidity at the Bank are sufficient to support our banking operations.

Susquehanna Bank’s primary sources of liquidity are deposit accounts, purchased funds, repurchase agreements, borrowings, and the sale, maturity, or call of investment securities. Susquehanna’s primary use of liquidity is the origination and purchase of loans; extension of credit; purchase of investment securities; management of working capital; and funding debt and capital service. Deposits represented 88.8% and 88.5% of total bank funding as of March 31, 2015 and December 31, 2014, respectively. Brokered deposits at March 31, 2015 and December 31, 2014 were $230.1 million and $340.9 million representing 1.7% and 2.5% of total deposits, respectively. At March 31, 2015 and December 31, 2014, Susquehanna Bank had approximately $4.2 billion available under a collateralized line of credit with the Federal Home Loan Bank of Pittsburgh; and $3.3 billion and $3.2 billion, respectively, of additional borrowing capacity subject to the pledge of additional collateral. Susquehanna Bank pledged certain auto leases, certain auto loans, certain commercial finance leases, and certain investment securities to the Federal Reserve’s Discount Window to obtain collateralized borrowing availability. Susquehanna Bank had unused collateralized borrowing availability at the Federal Reserve’s Discount Window of $1.6 billion, at both March 31, 2015 and December 31, 2014.

Susquehanna Bank had unrestricted investment securities with a market value of $1.4 billion and $1.2 billion for the periods ended March 31, 2015 and December 31, 2014, respectively.

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

Table 15 summarizes the results of the Core Scenarios for equity at risk and earnings at risk assuming instantaneous, parallel, and sustained upward interest rate shocks of 100 and 200 basis points at March 31, 2015 and December 31, 2014. The results for equity at risk assuming a 200 basis point increase in interest rates produces a positive 0.5% change in equity while the results for earnings at risk assuming a 200 basis point increase in interest rates produces a positive 6.1% change in net interest income over a one-year time horizon. Equity at risk and earnings at risk may not produce highly correlated results due to the fundamental nature of the two simulation techniques. Equity at risk measures cash flows over time horizons that capture the interest rate characteristics of assets and liabilities that may change within one year and beyond one year. In contrast, the calculation of earnings at risk is focused on the interest rate characteristics of assets and liabilities that may alter earnings within a one-year time horizon.

Table 15

Susquehanna Rate Shock Analysis

	Net Interest Income		Economic Value of Equity
	+100bp	+200bp	+100bp	+200bp
March 31, 2015	2.6%	6.1%	0.3%	0.5%
December 31, 2014	2.0%	5.0%	-0.5%	-0.8%
March 31, 2014	1.9%	4.9%	-0.7%	-1.6%
Risk-tolerance	-5.0%	-7.5%	-5.0%	-10.0%

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

This legal proceeding is in its early stages. Susquehanna filed an answer with affirmative defenses and is vigorously defending the claims asserted. It is not yet possible for us to estimate potential loss, if any. Although it is not possible to predict the ultimate resolution of financial liability with respect to this litigation, management, after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of this proceeding will have a material adverse effect on our results of operation, financial position, or cash flows.

Shareholder Litigation

Nine individuals claiming to be shareholders of Susquehanna have made seven separate demands under Pennsylvania law on Susquehanna’s board of directors, requesting the board to remedy alleged failures to engage in an independent and fair process in connection with Susquehanna’s pending merger with BB&T (the “Merger”). Eight of these individuals have filed six separate purported shareholder class action and derivative lawsuits challenging the Merger and alleging, among other things, that Susquehanna’s directors failed to fulfill their fiduciary duties with regard to the Merger. Certain of the complaints also allege that the preliminary Form S-4 filed by BB&T on December 15, 2014 provides inadequate and/or materially misleading information. The plaintiffs seek, among other things, injunctive relief to prevent the consummation of Susquehanna’s merger with BB&T or, in the event the Merger is consummated, monetary damages. On December 30, 2014, Plaintiffs Wayne Waldeck and Linda and Wade Burkholder filed a motion seeking to consolidate their actions and any other related shareholder actions under the caption In re Susquehanna Bancshares, Inc. Stockholder Litigation, No. CI-14-10817 and to appoint interim co-lead plaintiffs’ counsel. The Court granted that motion on January 26, 2015.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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

SUSQUEHANNA BANCSHARES, INC.

May 7, 2015	/s/ William J. Reuter
William J. Reuter
Chairman of the Board and Chief Executive Officer

May 7, 2015	/s/ Michael W. Harrington
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